Form 10-Q
period 1996-03-31
MICRO LITE TELEVISION
filed 1996-06-10
CIK 793986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
        For the quarter period ended:       March 31, 1996

                                       or

[  ] Transition  report  pursuant to Section 13 or 15(d) of the Securities and
     Exchange Act of 1934
        For the transition period from:               to

Commission file number:  33-5902-NY

                              MICRO-LITE TELEVISION
                              ---------------------
             (Exact name of registrant as specified in its charter)

                  Nevada                                      22-2774460
    -------------------------------                      ----------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                      Identification Number)

 9 Exchange Place, Suite 210,  Salt Lake City, Utah                   84111
- - ---------------------------------------------------------         -------------
       (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (801) 595-0104

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares outstanding of the registrant's common stock on May 28, 1996 was 6,959,632 of which 1,004,167 have stop payment orders. The net shares outstanding of the registrant's common stock on May 28, 1996 was 5,955,465.

                         PART I - FINANCIAL INFORMATION

ITEM 1.           Financial Statements.

         The following Condensed Consolidated Financial Statements of the Company and its subsidiaries and related notes are included herein:

         Condensed Consolidated Balance Sheet as of December 31, 1995 and March 31, 1996;

         Condensed Consolidated Statements of Income for the three months ended March 31, 1996 and for the three months ended March 31, 1995;

         Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 1996 and March 31, 1995;

         Notes to Condensed Consolidated Financial Statements.

                              MICRO-LITE TELEVISION
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND December 31, 1995
                                   (UNAUDITED)

                                                             December 31,                March 31,
ASSETS                                                          1995                       1996
- - ------                                                    -----------------         -----------------
Current Assets:
     Cash                                                 $           7,019         $          14,047
     Marketable Securities                                              906                       906
     Notes Receivable                                                   500                    15,500
     Accounts Receivable & Prepaids                                     334                       334
                                                          -----------------         -----------------
     Total Current Assets                                             8,759                    30,787

Property, Plant & Equipment                                         254,571                   243,070

Other Assets:
     Organizational Costs                                               450                       337
     Notes Receivable - other                                             0                         0
     Deposits                                                         7,824                    11,825
     Licenses and Other                                           1,360,138                 1,336,914
                                                          -----------------         -----------------
                                                                  1,368,412                 1,349,076

TOTAL ASSETS                                              $       1,631,742         $       1,622,933
                                                          =================         =================

LIABILITIES & SHAREHOLDERS EQUITY

Current Liabilities:
     Accounts Payable                                     $          84,870         $          84,570
     Accrued Liabilities                                            768,762                   789,678
     Note Payable                                                   176,000                   287,038
     Income Taxes Payable                                               800                       800
     Current Portion of Long-Term Debt                               12,684                    12,684
     Payable - Related Parties                                      571,560                   663,306
                                                          -----------------         -----------------
     Total Current Liabilities                                    1,614,676                 1,838,076

Long-Term Debt                                                       11,627                     8,297
                                                          -----------------         -----------------
     Total Liabilities                                            1,626,303                 1,846,373

Shareholders Equity:
     Common Stock, $.001 par value;
     Authorized 200,000,000 shares;
     Issued and Outstanding 5,816,427
     at December 31, 1995 and 5,955,465
     at March 31, 1996                                                5,816                     5,955
     Additional Paid-in Capital                                   2,050,120                 2,052,232
     Retained Earnings (Deficit)                                 (2,050,497)               (2,281,627)
                                                          -----------------         -----------------
     Total Shareholder's Equity                                       5,439                  (223,440)

TOTAL LIABILITIES & EQUITY                                $       1,631,742         $       1,622,933
                                                          =================         =================




See Notes to Condensed Consolidated Financial Statements.

                              MICRO-LITE TELEVISION
                          (A Development Stage Company)
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              THREE MONTHS ENDED MARCH 31, 1995 AND MARCH 31, 1996
                                   (UNAUDITED)



                                                            Three Months            Three Months
                                                                Ended                      Ended
                                                              March 31,                  March 31,
                                                                1995                       1996
                                                          -----------------         ----------------
Revenues                                                  $           3,000         $            600

Net Profit (Loss) from Stock Sales                                   60,275                        0

General & Administrative Expenses:
     Interest Expense                                                   132                      380
     Brochures & Marketing                                              210                      101
     Travel & Auto Expense                                            5,731                    9,918
     Postage & Delivery                                               1,880                    2,841
     Payroll Taxes                                                    5,392                    6,745
     Office Expenses                                                  2,216                    1,756
     Outside and Professional Services                                7,705                   32,224
     Rent                                                             5,439                    7,673
     Salaries - Officers                                             41,250                   41,250
     Salaries - Others                                               47,083                   55,669
     Depreciation & Amortization                                      9,135                   40,837
     Bank Charges                                                       544                    1,401
     Insurance                                                        7,619                    4,627
     Equipment Rental                                                 2,424                    1.896
     Moving Expense                                                     200                        0
     Channel Lease Payments                                           1,850                   12,420
     FCC Filing Fees                                                  3,630                    4,200
     Telephone Expense                                                8,696                    6,739
     Computer Expense                                                   944                      743
     Other Taxes & Licenses                                              10                      125
     Miscellaneous Expense                                            2,031                      185
                                                          -----------------         ----------------
     Total General & Administrative Expense                         154,121                  231,730

Income Taxes                                                            800                        0
                                                          -----------------         ----------------

Net Income (Loss)                                         $         (91,646)        $       (231,130)
                                                          =================         =================



See Notes to Condensed Consolidated Financial Statements.

                              MICRO-LITE TELEVISION
                          (A Development Stage Company)
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              THREE MONTHS ENDED MARCH 31, 1995 AND MARCH 31, 1996
                                   (UNAUDITED)

                                                            Three Months               Three Months
                                                                Ended                      Ended
                                                              March 31,                  March 31,
                                                                1995                       1996
                                                          -----------------         -----------------
OPERATING ACTIVITIES

     Net Income (Loss)                                    $         (91,647)        $        (231,130)

     Adjustments:
     Cost of Stock Sold                                             137,500                         0
     Unrealized Loss (Gain) on Securities                           (68,422)                        0
     Depreciation and Amortization                                    9,135                    40,837
     Changes in current accounts                                    (70,606)                   12,867
     (Increase) Decrease in Notes Receivable                              0                   (15,000)
                                                          -----------------         -----------------
Net Cash Required by Operating Activities                           (84,040)                 (192,426)

FINANCING ACTIVITIES
     Loans                                                           57,514                   199,454
     Repayment of Loans                                                   0                         0
                                                          -----------------         -----------------
Net Cash Provided (Required) by Investing
     Activities                                                      57,514                   199,454

Increase (Decrease) in Cash and Cash
     Equivalents                                                    (26,526)                    7,028

Cash and Cash Equivalents at Beginning
     of Period                                                       31,388                     7,019

Cash and Cash Equivalents at End of
     Period                                               $           4,862         $          14,047
                                                          =================         =================




See Notes to Condensed Consolidated Financial Statements.

                              MICRO-LITE TELEVISION
                              A NEVADA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995


NOTE 1:       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included. The Company's activities to date have been purely developmental and the Company has not yet commenced significant commercial operations.

NOTE 2:       CAPITALIZATION

The Company was incorporated in the State of Nevada on July 24, 1984 and authorized 200,000,000 shares of $0.001 par value common stock. On March 16, 1994 the Company effected a 1 share for 30 share reverse stock split. The split reduced the total outstanding shares from 32,272,000 to 1,075,807. On March 16, 1994 the Company issued 6,500,000 shares of post reverse-split stock to Marrco Communications, Inc. in the conjunction with the purchase of all of Marrco's assets and the assumption of all of Marrco's liabilities.

NOTE 3:       RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their business interests. The Company has not formulated a policy for the resolution of such conflicts.

At March 31, 1996 the Company owed $663,306 to related parties for loans and sales to and payments made on behalf of the Company. This balance was equal to $409,631 as of March 31, 1995 and was equal to $571,560 as of December 31, 1995.

NOTE 4:       INCOME TAXES

The Company has available at March 31, 1996, net operating loss carryforwards of approximately $2.7 million which may provide future tax benefits expiring in June of 2008.

NOTE 5:       INVESTMENT SECURITY

The investment consists of 909 shares of the common stock in CAI Wireless Systems, Inc. ("CAI") as of December 31, 1995 and March 31, 1996.

NOTE 6:       STOCK OPTION PLAN AND WARRANTS

Since the purchase of Marrco Communications, Inc., the Company has set aside 2,500,000 shares of its common stock for an incentive stock option plan that was previously in place and fullyvested with certain employees of Marrco Communications that continued their service in working for the Company. The exercise is $.88 per share. All of the options are fully vested. None of the stock options have been exercised. The options expire December 28, 1998. At March 31, 1996, there are outstanding 66,667 warrants to purchase 66,667 shares of common stock at $4.50 per share. The warrants expire on July 16, 1997. There are also 300,000 redeemable Class "B" common stock purchase warrants to purchase common stock at a price of $2.00 per share and 25,000 redeemable Class "C" common stock purchase warrants with a price of $4.00 per share. These warrants expire March 31, 1999 and couldn't be exercised prior to June 16, 1994.

NOTE 7:       CONTINGENT LIABILITIES

On April 7, 1994 the California Department of Corporations ("DOC") conducted a search of the Company's facilities and seized some the Company's records.

The DOC alleges that the Company has violated code sections involving the unlawful use of devices, schemes or artifices to defraud, the unlawful sale or purchase of securities, the unlawful offering and selling securities for failure of proper qualification or registration and offering an investment of any type whatsoever over the telephone without first being registered with the California Attorney General's Office.

On December 27, 1994, a Final Judgment of Permanent Injunction and Ancillary Relief Pursuant to Stipulation was filed in California. The Company believes that it has complied with all of the terms of the judgment and considers the matter settled.

NOTE 8:       SUBSEQUENT EVENTS

See "PART II - Item 5. Other Information".

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company's loss for the three months ended March 31, 1996 was equal to $231,130 compared to a loss of $91,647 for the three months ended March 31, 1995. The loss for the current quarter was attributable to the Company's continuing General and Administrative Expenses of which salaries made up the largest amount. Total salaries of $96,919 were paid or accrued for the three months ended March 31, 1996. This equated to 41.8% of the total General and Administrative expenses for the quarter which totaled $231,730. This is compared to salaries of $88,333, or 57.3% of the amount of expenses for the three months ended March 31, 1995. Losses are expected to continue throughout the development stage of the Company. The Company reported miscellaneous income of $600 for the three months ended March 31, 1996, compared to a postin of $63,275 in gross income for the three months ended March 31, 1995. The income reported in the first quarter of 1995 was as a result of two factors. Firstly, the Company had booked a reserve to account for an unrealized loss on the CAI stock held as of December 31, 1994. This publicly traded stock gained all of this loss back during the three months ended March 31, 1995. As a result the Company recouped this reserve in the amount of $68,422. The Company also recorded additional sales of $3,000 on the sale of one of its licenses.

         The Company has continued to operate with a working capital deficit through the first quarter of 1996. As of March 31, 1996, the Company's current liabilities of $1,838,076 exceeded its current assets of $30,787 by $1,807,289. Of this negative working capital, $663,306 represents amounts owed to related parties. The net working capital deficit, excluding payables to related parties, is equal to $1,143,983. The Company believes that the majority of the current liabilities can be settled by the issuance of its common stock or by the assignment of the preferred stock in World Interactive Network, Inc. ("WIN-TV") which the Company expects to have after the closing of its asset sale to WIN-TV. (See "Part II - OTHER INFORMATION, Item 5. Other Information. WIN-TV Asset Sale.")

         The Company continues to explore routes of financing to begin its development plans.

                           PART II - OTHER INFORMATION

ITEM 5.       Other Information.

         WIN-TV Asset Sale. As previously disclosed in the Form 10-Q dated September 30, 1995 and the Form 10-K dated December 31, 1995, the Company has entered into an Agreement to sell certain LPTV and MMDS channel rights to World Interactive Television, Inc. ("WINTV"). An Agreement was executed between the parties in August of 1995. The parties decided to change the Agreement between them and executed a revised contract, which replaced the original agreement, on February 9, 1996. The sale will include one LPTV station in each of the following markets: Columbia, KY; Idaho Falls, ID; Marshalltown, IA; Davenport, IA and Des Moines, IA. The sale will also include the Company's MMDS holdings in Traverse City, MI, Augusta, ME and Wausau, WI. The agreement will close upon the completion of WIN's pending merger with Struthers Industries, Inc. ("SIR"), a publicly traded company on the American Stock Exchange. The Company will receive 274,000 shares of WIN-TV Cumulative Convertible Preferred Series "C" stock with a liquidation value of $4,567,580. Currently, 249,000 shares of this stock are being held in escrow in the name of the Company. The remaining 25,000 shares are being held for distribution to fulfill a commission obligation payable by the Company to an unrelated third party. Of the total gross proceeds of sale, approximately $1,500,000 will be used to satisfy commissions on the sale and for payments to third parties, including license holders and lessors of the channels transferred to WIN-TV. The Company intends to assign a significant amount of the WIN stock to certain creditors to satisfy some of its current liabilities.

         Bowling Green Asset Sale. On April 9, 1996, the Company entered into a Agreement with Wireless One, Inc. ("Wireless One") to sell and assign its rights to certain channel leases in the Bowling Green, Kentucky market. Wireless One was the successful bidder in the FCC MDS Auction completed in March of 1996 for the available commercial wireless cable channels in the Bowling Green market, paying in excess of $1.2M for these channels. This left the Company in a competitive situation as a wireless cable operator with Wireless One in the Bowling Green market. The Company accepted payment of $300,000 for the assignment of its lease to the channels in Bowling Green. This payment was received in full on April 19, 1996.

         Beaumont Transaction. On April 17, 1996, the Company entered into an agreement with Beaumont Broadcasting Corporation ("BBC") whereby the Company and BBC agreed to form a Texas limited liability company, Micro-Lite Television of Beaumont, LLC (the "LLC"), for purposes of owning and operating a wireless cable system in the Beaumont, Texas market. The Company has paid $5,000 for a 1% interest in the LLC and BBC has contributed the licenses and leases for 23 wireless cable channels in the market as well as a significant amount of assets, including transmission equipment, for the remaining 99% of the LLC. BBC has granted the Company an option to purchase 79% of the LLC for a purchase price of $4M, and a second purchase option for the remaining 20% of the LLC for an additional $1M. BBC and the Company are currently finalizing a management contract by which the Company would be responsible for the launching and management of the wireless cable system in Beaumont.

ITEM 6.       Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              Purchase and Assignment Agreement entered into by and

         10.1
              between Micro-Lite Television and World Interactive
              Network, Inc. on February 9, 1996.


              Agreement entered into effective April 17, 1996 by and

         10.2
              between Micro-Lite Television and Beaumont Broadcasting Communication Partners.

         (b)  Reports on Form 8-K.

              None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:        March 31, 1996

                                          MICRO-LITE TELEVISION



                                          s:/ Jon H. Marple
                                          Jon H. Marple, President and Chairman




                                          s:/ Mary E. Blake
                                          Mary E. Blake, Vice President
                                             and Chief Financial Officer

                                  Exhibit 10.1

              Purchase and Assignment Agreement entered into by an
               between Micro-Lite Television and World Interactive
                        Network, Inc. on February 9, 1996

                        PURCHASE AND ASSIGNMENT AGREEMENT

     This Purchase and Assignment Agreement ("Agreement"), dated this 9th day of February, 1996, is entered into by and between Micro-Lite Television, a Nevada corporation having its principal place of business at 9 Exchange Place, Suite 210, Salt Lake City, Utah 84111 ("MLTV") and World Interactive Network, Inc., a Delaware corporation having its principal place of business at 1875 Century Park East, Suite 930, Los Angeles, California 90067 ("WIN").

I.   Introduction

     1.1 MLTV has entered into or assumed certain assignment, lease and operating agreements with certain licensees of certain microwave frequencies allocated to the Multichannel Multipoint Distribution Services ("MMDS") in the "Service Areas" as more specifically identified in and attached to Exhibits A and B hereto (the "MMDS Lease Agreements").

     1.2 MLTV has entered into or assumed certain assignment, lease and operating agreements with certain applicants and tentative selectees for certain microwave frequencies allocated to MMDS in the "Service Areas" as more specifically identified in and attached to Exhibit C hereto (the "Lease Agreements with Applicants").

     1.3 MLTV has entered into certain lease agreements with certain applicants and pending applicants for certain microwave frequencies allocated to the Instructional Television Fixed Services ("ITFS") in the "Services Areas" as more specifically identified in and attached to Exhibit D hereto (hereinafter referred to as the "ITFS Lease Agreements" and together with the "MMDS Lease Agreements" and "Lease Agreements with Applicants" are sometimes hereinafter referred to as "Lease Agreements").

     1.4 MLTV has purchased the equipment identified in Exhibit E hereto (hereinafter referred to as the "Equipment").

     1.5 MLTV has secured other lease agreements for MMDS and/or ITFS channels in other markets (the "Other Markets") and wishes to sublease to WIN certain of these channels as more specifically identified in Exhibits F and G hereto (the "Subleases" or "Subleased Channels").

     1.6 WIN wishes to construct and operate systems which will provide subscription television programming to customers in the Services Areas on such MMDS frequencies (the "Systems").

     1.7 WIN wishes to acquire the rights held by MLTV under the Lease Agreements and to obtain ownership of the Equipment and MLTV wishes to assign such rights and to transfer ownership of such assets to WIN for use in the construction and operation of such Systems.

     1.8 WIN wishes to enter in to the Subleases in order to expand its potential viewing audience for any contemplated programming or other services that it desires to air in the Other Markets on the Subleased Channels.

     1.9 In the consideration of the mutual covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

II.  Purchase and Sale of Assets

     2.1 Assets to be Conveyed. Subject to the terms and conditions set forth in this Agreement, MLTV agrees to sell and assign to WIN, and WIN agrees to purchase and acquire from MLTV, the assets set forth below:

         (a) The Lease Agreements identified in Exhibits B, C and D hereto, copies of which documents are attached to Exhibits B, C and D.

         (b)  The Equipment identified in Exhibit E hereto.

         (c) The Subleases as identified in Exhibit G hereto, copies of which documents are attached to Exhibit G.

         (d) The lease or other agreements with third parties relating to the availability of a transmitter site and other real property which are identified in Exhibit H hereto and copies of which are attached to Exhibit H.

         (e) All records and other documents ( including but not limited to manuals, warranties and invoices) which were provided to MLTV by third parties in connection with MLTV's acquisition of the assets to be conveyed hereunder.

     2.2 Consideration for Conveyance of Assets. In consideration of the sale and assignment of the assets identified in Section 2.1 hereof, WIN will make the following payments and shall assume the following obligations:

         (a) Commencing as of the date of this Agreement and continuing until the Closing, WIN shall pay to MLTV all sums which are to be paid after such date by MLTV under each of the Lease Agreements, which sums will be non-refundable. Each such payment will be paid to MLTV by WIN at least ten (10) days prior to the date that such sums must be paid by MLTV pursuant to the Lease Agreements.

         (b) WIN shall cause to be issued to MLTV, or its designees as listed in
Exhibit I attached hereto, Two Hundred Seventy-Four Thousand (274,000) shares of its Cumulative Convertible Series "C" Preferred Stock with an aggregate liquidation value of Four Million Five Hundred Sixty Seven Thousand Five Hundred and Eighty Dollars ($4,567,580). (A liquidation value of $16.67 per share).

         (c) In addition to the Stock Distribution contemplated in Section 2.2(b), WIN will, at closing:

              (1) Assume the rights and obligations of MLTV under the Lease Agreements;

              (2) Assume ownership of the Equipment; and

              (3) Assume the rights under the Subleases.


III. Representations and Warranties.

     3.1 Representations and Warranties of MLTV. MLTV hereby makes the following representations and warranties to WIN as of the date of this Agreement, which representations and warranties shall continue in full force and effect from the date hereof through the Closing Date, as such Closing Date may be determined.

         (a) MLTV is a Nevada corporation which is duly organized, validly existing and in good standing under the laws of the State of Nevada. MLTV has all requisite power and authority and the legal right to own its properties and to conduct business as currently conducted, and to execute, deliver and perform this Agreement. MLTV's execution, delivery, and performance of this Agreement has been duly and validly authorized by all necessary action on the part of MLTV and constitutes the legal, valid and binding obligation of MLTV enforceable in accordance with its terms against MLTV except as may be limited by laws affecting principles generally; provided, however, that the assignment of certain of the Lease Agreements requires the consent of the holder of the License subject to said Lease Agreements (the "Assignments"). Such Assignments are listed hereto as Exhibit J and are attached to Exhibit J.

         (b) The execution, delivery and performance of this Agreement and the transactions contemplated hereby by MLTV do not and will not violate any provisions of, conflict with, result in a breach of, constitute default under, or result in the creation or imposition of any lien or condition under, (i) any organizational document, including but not limited to any articles of incorporation, by-laws or shareholders' agreement; (ii) any federal, state or local law, statute, ordinance, regulation or rule; (iii) any contract, indenture, instrument, agreement, mortgage, lease, right or other obligation or restriction to which MLTV is a party or by which MLTV is or may be bound; or
(iv) any order, judgment, writ, injunction, decree, license, franchise, permit or other authorization of any federal, state or local court, arbitration tribunal or governmental agency by which MLTV is or may be bound. The execution and delivery of this Agreement by MLTV and the performance by MLTV of the transactions contemplated herein will not constitute an act of bankruptcy, preference, insolvency or fraudulent conveyance under any bankruptcy act of other law for the protection of debtors or creditors.

         (c) The licenses issued by the FCC as listed on Exhibit K hereto and which are the subjects of the Lease Agreements identified in Exhibit B hereto are, and on the Closing Date will be, in unconditional full force and effect, are valid for the balance of their current terms, and are unimpaired by any acts or omissions of MLTV or the licensees of such licenses. There are no existing, or to the knowledge of MLTV threatened, investigations, inquiries or proceedings by or before the FCC which could result in the revocation, cancellation, suspension, forfeiture or material adverse modification of any such license or permit.

         (d) The applicants for MMDS frequencies designated as Tentative Selectees for such frequencies are listed on Exhibit C hereto and these applications are the subjects of the Lease Agreements identified in Exhibit B hereto are, and on the Closing Date will be, in unconditional full force and effect, are valid for the balance of their current terms, and are unimpaired by any acts or omissions of MLTV or the applicants of such applications. There are no existing, or to the knowledge of MLTV threatened, investigations, inquiries or proceedings by or before the FCC which could result in the revocation, cancellation, suspension, forfeiture or material adverse modification of any such license or permit.

         (e) The ITFS applications and pending ITFS applications as listed in Exhibit D hereto and which are the subjects of the Lease Agreements identified in Exhibit D hereto are, and on the Closing Date will be, in unconditional full force and effect, are valid for the balance of their current terms, and are unimpaired by any acts or omissions of MLTV or the applicants of such pending applications. There are no existing, or to the knowledge of MLTV threatened, investigations, inquiries or proceedings by or before the FCC which could result in the revocation, cancellation, suspension, forfeiture or material adverse modification of any such license or permit.

         (f) Each of the Lease Agreements identified in Exhibits B, C and D are, and on the Closing Date will be, in unconditional full force and effect and are unimpaired by any act or omission of MLTV. No party to any such Lease Agreement is in breach thereof and, to the knowledge of MLTV, no claim of breach or threat of legal action relating to a claim of breach has been made by any person.

         (g) All Lease Agreements identified in Exhibits B, C and D hereto may be assigned to WIN pursuant to the terms thereof, and all necessary consents to such assignment by the parties thereto have been, or by the Closing Date will be, obtained in writing by MLTV and conveyed to WIN, in form and substance reasonably satisfactory to WIN.

         (h) MLTV has good, valid, marketable, legal and beneficial title to all of the Equipment identified in Exhibit E hereto, free and clear of any security interest, mortgage, pledge, lien, conditional sales agreement or other claim, encumbrance or charge of any nature whatsoever.

         (i) The lease and other agreements with third parties identified in Exhibit H hereto are, and on the Closing Date will be unconditional full force and effect and are unimpaired by any act or omission of MLTV. No party to any such lease or other agreement is in breach thereof and, to the knowledge of MLTV, no claim of breach or threat of legal action relating to a claim of breach has been made by any person.

     3.2 Representations and Warranties of WIN. WIN hereby makes the following representations and warranties to MLTV as of the date of this Agreement, which representations and warranties shall continue in full force and effect from the date hereof through the Closing Date, as such Closing Date may be determined.

         (a) WIN is a corporation duly organized, validly existing and in good standing under the law of the State of Delaware. WIN has all requisite power and authority and the legal right to own properties, to conduct business and to execute, deliver and perform this Agreement. WIN execution, delivery, and performance of this Agreement has been duly and validly authorized by all necessary action on the part of WIN and its Board of Directors. This Agreement has been duly executed and delivered by WIN and constitutes and constitutes the valid and binding obligation of WIN enforceable in accordance with its terms against WIN except as may be limited by laws affecting the enforcement of creditor's rights or equitable principles generally.

         (b) The execution, delivery, or performance of this Agreement by WIN and the transaction contemplated hereby will not violate any provision of, conflict with, result in a breach of, constitute a default under, (i) WIN's organizational documents; (ii) any federal, state or local law, statute, ordinance, regulation or rule; (iii) any contract, indenture, instrument, agreement, mortgage, lease, right or other obligation or restriction to which WIN is a party or by which WIN is bound; or (iv) any order, judgment, writ, injunction, decree, licenses, franchise, permit or other authorization of any federal, state or local court , arbitration tribunal or governmental agency by which WIN is or may be bound.

         (c) WIN is aware of no reason any party to the Lease Agreements identified in Exhibits B, C and D would not accept WIN as assignee thereof.

         (d) There is no claim, legal action, counterclaim, suit, arbitration, or other legal administrative, or tax proceeding not any order, decree, or judgment, in progress or pending, or to the knowledge of WIN threatened against or relating to WIN that, if adversely decided, would adversely affect WIN's ability to consummate this transaction, nor does WIN know or have reason to be aware of any basis for the same. There are no legal, administrative, or tax proceedings pursuant to which WIN is or could be made liable for any taxes, penalties, interest, or other charges the liability for which could extend MLTV as assignor of the Lease Agreements and Other Assets.

         (e) WIN's consummation of the transaction contemplated herein will not violate any rule or policy of the FCC.

         (f) WIN is currently finalizing the sale of all of its assets to Struthers Industries, Inc., a Delaware corporation listed on the American Stock Exchange under the symbol "SIR". Should WIN not consummate the sale of its assets to Struthers by June 30, 1996, MLTV shall have the right, but not the obligation, to nullify this Agreement.

     3.3 Disclosure to Parties. If any party should become aware, prior to Closing, that any of its representations, warranties or covenants is inaccurate or incapable of being performed, such party shall promptly give written notice of such inaccuracy or incapability to the other parties; provided, however, that nothing contained in this Section 2.3 shall relieve the party bound by such representation, warranty or covenant from complying with such representation, warranty or covenant.

IV.  Covenants.

     4.1 Covenants of MLTV. MLTV covenants and agrees that between the date hereof and the Closing Date, MLTV will act in such a manner that the representations and warranties set forth in Section 3.1 will continue to be true. MLTV will not take any action which is inconsistent with its obligations under this Agreement or which could materially hinder or delay the consummation of the transactions contemplated by this Agreement.

     4.2 Covenants of WIN. WIN covenants and agrees that between the date hereof and the Closing Date, WIN will act in such a manner that the representations and warranties set forth in Section 3.2 will continue to be true. WIN will not take any action which is inconsistent with its obligations under this Agreement or which could materially hinder or delay the consummation of the transactions contemplated by this Agreement.

V.   Conditions Precedent.

     5.1 Conditions Precedent to Obligations of WIN. This Agreement and the obligations of WIN to perform hereunder shall be subject to the following conditions at Closing.

         (a) All representations and warranties of MLTV contained in this Agreement shall be true and correct as of the date hereof and until and through the closing Date.

         (b) MLTV shall have obtained and delivered to WIN all necessary consents and approvals of third parties to permit WIN to assume the Lease Agreements.

         (c) MLTV shall have delivered to WIN each of the documents specified in
Section 6.1 hereof and to the Representative  each of the documents specified in
Section 6.1 (a) (4) hereof.

         (d) This Agreement shall have been approved by the affirmative vote or consent of shareholders or Board of Directors of MLTV as required by and pursuant to the terms of the MLTV Corporate Charter.

     5.2 Conditions Precedent to Obligations of MLTV. This Agreement and the obligations of MLTV to perform hereunder shall be subject to the following conditions at Closing:

         (a)  WIN  shall  have  delivered  to  MLTV  certified   copies  of  the
resolution(s) of the Board of Directors of WIN authorizing the execution, delivery and performance of this Agreement by WIN.

         (b) All representations and warranties of WIN contained in this Agreement shall be true and correct as of the date hereof, and until and through the Closing Date.

         (c)  WIN shall have delivered to MLTV each of the items specified in
Section 6.2 hereof.

         (d) This Agreement shall have been approved by the affirmative vote or consent of shareholders or Board of Directors of WIN as required by and pursuant to the terms of the WIN Corporate Charter.

VI.  Deliveries.

     6.1 Deliveries by MLTV. MLTV shall deliver to WIN each of the following items at or prior to Closing.

         (a)  At or prior to the Closing of the transactions contemplated by
Section 1.2 (e) hereof:

              (1) One or more bills of sale and/or other assignment and transfer documents conveying to WIN all of the Lease Agreements and Equipment to be acquired hereunder, free and clear of any and all encumbrances and liens of any nature.

              (2) Written consents to the assignment of the Lease Agreements.

              (3) The documents described in Section 2.1(d) hereof;

     6.2 Deliveries by WIN. WIN shall deliver to MLTV each of the following items at or prior to Closing.

         (a)  At or prior to the closing of the transaction contemplated by
Section 2.2(b) hereof:

              (1) The sums and securities specified at Section 2 of this Agreement.

              (2) The certified resolutions described in Section 5.2(a) hereof.

              (3) A certification by a duly authorized officer of WIN evidencing that WIN has accepted the assignment of the Lease Agreement and has assumed all rights and obligations stated therein.

              (4) A certification by a duly authorized officer of WIN attesting to the truthfulness as of the Closing Date of all representations and warranties made in this Agreement.

              (5) A form of certification evidencing that WIN has accepted the assignment of the Lease Agreements and has assumed all rights and obligations stated therein, to be executed at the time that the Lease Agreements and other assets are assigned and transferred to WIN by MLTV.

VII.     Remedies.

     7.1 Termination Due to Breach. In the event that MLTV fails to comply with any material term or obligation or breaches any representation or warranty contained in this

Agreement in any material respect and does not cure such failure within ten (10) days of receiving written notice from WIN, then WIN may at its option, by written notice to MLTV and in lieu of other remedies which may be available at law or equity, terminate this Agreement without further obligation or liability of WIN to MLTV; provided, however, that WIN is not in material breach of this Agreement at the time of such notice, In the event that WIN fails to comply with any material term or obligation or breaches any representation or warranty contained in this Agreement in any material respect and does not cure such failure within ten (10) days of receiving written notice thereof, then MLTV may by written notice to WIN and in lieu of other remedies which may be available at law or equity, terminate this Agreement without further obligation or liability to WIN; provided, however, that MLTV is not in material breach of this agreement at the time of such notice.

     7.2 Specific Performance. The parties agree that the Lease Agreements are a unique property and that there is no adequate remedy at law for damage which WIN might sustain upon a failure by MLTV to consummate this Agreement in accordance with its terms, and accordingly, WIN is entitled to the remedy of specific performance to enforce such consummation upon and subject to the terms and conditions provided in this Agreement.

VIII.    General Provisions.

     8.1 Expenses. Each party to this Agreement shall pay its own expenses (including without limitation the fees and expenses of its agents, representatives, counsel , and accountants) incidental to the negotiation, drafting, and performance of this Agreement; provided, however, that in the event any party shall bring an action in connection with the performance, breach or necessary interpretation of this Agreement, the prevailing party in any such action shall be entitled to recover from the losing party all reasonable costs and expenses of such action, including attorney's fees.

     8.2 Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties and their respective heirs, representatives, successors and permitted assigns, but shall not be assignable or delegable in whole or in part by any party without the prior written consent of the other parties, such consent not to be unreasonably withheld.

     8.3 Amendments, Supplements, Etc. This Agreement may be amended or modified only by a written instrument executed by each party which states specifically that it is intended to amend or modify this Agreement. If, at any time, the FCC or any other applicable federal, state, or local governmental authority, or any court or tribunal having jurisdiction determines that any provision of this Agreement is void, invalid or unenforceable, then the terms of this Agreement will, if possible, be modified, and this Agreement will be reformulated to the extent necessary to be deemed valid or enforceable or to obtain the authorizations necessary to effect the transaction contemplated by this Agreement in compliance with all FCC or other rules, regulations, order, and policies, and to preserve each part's benefits and equities hereunder.

     8.4 Waiver. No provision of this Agreement shall be deemed waived by course of conduct unless such waiver is made in a writing signed by the parties stating that it is intended specifically to modify this Agreement, not shall any course of conduct operate or be construed as a waiver of any subsequent breach of this Agreement, whether of a similar or dissimilar nature.

     8.5 Entire Agreement. This Agreement (together with the Exhibits and Exhibits hereto) supersedes any other agreement, whether written or oral, that may have been made or entered into by the parties (or by any director, officer, agent, or other representative of such parties) relating to the matters contemplated hereby. This Agreement (together with the Exhibits and Exhibits hereto) constitutes the entire agreement by and among the parties and there are no agreements or commitments except as expressively set forth herein.

     8.6 Further Assurances. Each of the parties hereto agrees to execute all documents and instruments and to take or to cause to be taken all actions which are necessary or appropriate to complete the transaction contemplated by this Agreement.

     8.7 Notices. All notices, demands, requests, and other communications hereunder shall be in writing and shall be deemed to have been duly given and shall be effective upon receipt if delivered by hand, or sent by certified or registered United States mail, postage prepaid and return receipt requested, or by prepaid and return receipt requested, or by prepared overnight express service. Notices shall be sent to the parties at the following addresses (or at such other address for a party as shall be specified by like notice, provided that such notice shall be effective only upon receipt thereof):

     If to MLTV:

         Jon H. Marple, President
         Micro-Lite Television
         9 Exchange place, Suite 210
         Salt Lake City, UT 84111

     With a copy to (which shall not constitute notice hereunder):

         Jeffrey R. Matsen
         Jeffrey R. Matsen & Associates
         3 Imperial Promenade, Suite 445
         Santa Ana, CA 92707

     If to WIN:

         Sean P. O'Keefe
         World Interactive Network, Inc.
         1875 Century Park East, Suite 930
         Los Angeles, California  90067

     With a copies to (which shall not constitute notice hereunder):

         Saad I. Khayat/David Meyers
         World Interactive Network, Inc.
         1875 Century Park East, Suite 930
         Los Angeles, California  90067

         Grier Newlin
         Schnader Harrison Segal & Lewis
         303 Peachtree Street, Suite 2800
         Atlanta, Georgia  30308


     8.8 Application of Law. This Agreement and the legal relations between the parties hereto shall be governed by an construed in accordance with the substantive laws of the State of California without giving effect to the principles of conflict of laws thereof.

     8.9 Titles and Headings. Titles and Headings to sections hereof are inserted for conveniences of reference only, and are not intended to be a part of, or to affect the meaning or interpretation of this Agreement.

     8.10 Counterparts; Effective Date. This Agreement maybe executed in any number of counterparts, each of which will be deemed an original, but all of which together shall constitute one and the same instrument. This Agreement will become effective on the date that the last signed counterpart is executed.



     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date written below.

     Micro-Lite Television                       World Interactive Network, Inc.


By:       s:/ Jon H. Marple                      By:       s:/ Sean P. O'Keef
         Jon H. Marple, President                     Sean P. O'Keefe, President

Dated:            2/9/96                         Dated:           2/9/96

                                  Exhibit 10.2

                          Agreement  entereed into  effective  April 17, 1996 by
                          and  between   Micro-Lite   Television   and  Beaumont
                          Broadcasting Communication Partners

                                    AGREEMENT


THIS AGREEMENT is entered into effective the 17th day of April, 1996, by and between Micro-Lite Television, a Nevada corporation ("MLTV") and Beaumont Broadcast Communication Partners, a California joint venture ("BBC"), comprised of Golden Triangle Wireless Television Partners, a California general partnership ("Golden Triangle") and Texas Communications, Inc., a California corporation ("TexCom").

                                  Introduction

MLTV is in the business of acquiring, developing, operating and marketing wireless cable television facilities. BBC owns and possesses several wireless cable leases, licenses and transmitting and receiving equipment in the metropolitan area of Beaumont, Port Arthur and Orange, Texas.

MLTV and BBC are desirous of forming a new Texas limited liability company (the "LLC") for the purpose of developing, operating and marketing the wireless cable channels and equipment that BBC has acquired and possesses.

MLTV and BBC are executing this Agreement in order to provide for their respective rights and responsibilities, including, but not limited to, the management and operation of the LLC.
It is therefore agreed as follows:

                                    ARTICLE I

                     Formation of Limited Liability Company

         1.01 Organization. The parties hereto shall cause the LLC to be formed by filing the appropriate Articles of Organization with the Texas Secretary of State's Office immediately upon the execution of this Agreement. The Articles of Organization shall be in the form of Exhibit "A" attached hereto and incorporated herein by reference.

         1.02 Name. The name of the LLC shall be Micro-Lite Television of Beaumont, a Limited Liability Company.

         1.03 Registered Agent. The registered agent for the LLC shall initially be Rick Canady, whose address is 5675 Eastex Freeway, Suite 2A, Beaumont, Texas, 77706.
         Thereafter, the agent shall be appointed by the Manager of the LLC.

         1.04 Principal Place of Business. The LLC's principal place of business shall be located at 5675 Eastex Freeway, Suite 2A, Beaumont, Texas, 77706.

         1.05 Legal Counsel. The legal counsel for the LLC shall be Jeffrey R. Matsen of Santa Ana, California.

         1.06 Authorized Number of Shares. The total number of the Member Shares the LLC shall be authorized to issue shall be five million (5,000,000) shares. Each Member of the LLC shall be entitled to one (1) vote per share and shall have a share of the principal and income and profits and losses of the LLC based on the ratio of the number of shares each Member owns individually in proportion to the total number of shares that are issued and outstanding.

         1.07 Operating Agreement. The LLC will be governed and operated by an Operating Agreement in the form of Exhibit "B" attached hereto and incorporated herein by eference.


                                                    ARTICLE II

                                  Contribution to Capital and Issuance of Shares

         2.01 Issuance of Shares. Upon the formation of the LLC, the organizer shall cause the LLC to issue the following shares to the following Members in exchange for the following consideration:


    Entity         Number                                 Consideration
                   of Shares
- - -------------  ---------------- -----------------------------------------------
     MLTV          5,000                                $5,000 in cash.

- - -------------  ---------------- ------------------------------------------------
         BBC                    4,995,000  Its interest in the leases,  licenses
                                and  transmitting  and  receiving  equipment set
                                forth and  delineated  on Schedule  "A" attached
                                hereto and incorporated herein
                                by reference.

- - -------------  ---------------- ------------------------------------------------


         2.02 Preemptive Rights. The Members shall be entitled to full preemptive or preferential rights to subscribe for or purchase their proportional part of any Member Shares that may be issued at any time by the LLC.

         2.03 Cumulative Voting. The Members shall be entitled to exercise cumulative voting rights with respect to their Member Shares.

         2.04 Assignment of Interest. No Member shall sell, assign, transfer, mortgage, hypothecate or encumber his Member Shares without the consent of the majority of the other Members (on a prorata share basis). Notwithstanding the foregoing, it is agreed that any Member Share ultimately held by TexCom can be transferred on a one-time basis only without such consent to no more than 10 different entities or individuals.

         2.05 Non-Voting Shares. Notwithstanding anything herein to the contrary, if at any time the Shares of the LLC are distributed to a non-voting joint venturer of BBC, then such Shares of the LLC shall be converted to non-voting Shares with no more rights than the non-voting joint venturer has in BBC.


                                                    ARTICLE III

                                                    Management

         3.01 Management Committee. The management, control and supervision of the LLC shall be vested in a Management Committee which shall be comprised of from one to five members. The initial Management Committee members shall be Rick Canady, Victor Fore, Robert Green, Mike Rich and Ron Derouen and Rick Canady shall serve as the Management Committee Chairman. A majority decision of the Management Committee members shall be binding and conclusive on the other Management Committee members and on the Members of the LLC.

         3.02 Approval of Members. The following actions will require the written approval and consent of the majority of the LLC Member Shares:

                  (a)      Mergers or consolidations involving the LLC;

                  (b)      Amendment or repeal of the Articles of Organization;

                  (c) Issuance of Member Shares or other rights relating to Membership in the LLC;

                  (d) The sale, assignment, transfer, hypothecation or encumbrance of a Member's Share;

                  (e) Transfer of all or substantially all of the assets of the LLC; or

                  (f)      Amendment of this Agreement.

         ///

                                                    ARTICLE IV

                                                     Financial

         4.01 Loans to LLC. If necessary to fund the operations of the LLC, any Member with the written consent of the Management Committee, may loan funds to the LLC reasonably necessary to pay the LLC expenses. Any such loan by a Member to the LLC shall be separately entered in the books of the LLC as a loan to the LLC and shall bear interest at one point over the prevailing fair market prime rate, adjusted semi-annually, not to exceed the maximum legal rate. Principal and interest of such loan shall be payable to the lending Member prior to any distribution of profits to the Members.

         4.02 Fiscal Year. For purposes of this Agreement, the "Fiscal Year" shall mean the one (1) year period from January 1st of any given year to December 31st of such year.

         4.03  Books  of  Account.   Complete  and  accurate   accounts  of  all
         transactions of the LLC shall be kept by LLC in proper books in accordance with generally accepted accounting principles.

         4.04 Inspection of Books. The books of account and other records of the LLC shall be kept at the headquarters of the LLC and each of the Members shall, during normal business hours, have access to, and may inspect and copy, any of them at such Member's sole expense.

         4.05 Accountings. As soon after the close of each fiscal year as is reasonably practicable, a full and accurate inventory and accounting of the affairs of the LLC as of the close of such fiscal year shall be made by an independent CPA selected by the Management Committee.

         4.06 Bank Accounts. All funds of the LLC shall be deposited in accounts in the name of the LLC at such banks, savings and loans, money market accounts, and other financial institutions as may from time to time be selected by the Management Committee Members. All withdrawals from any such account or accounts shall be made by check or other written instrument signed by at least two (2) Management Committee Members.

         4.07 Allocation of Profits and Losses. The net profits and losses from the operations of the LLC shall be allocated among the Members pursuant to their share ownership in the LLC. All available cash of the LLC shall be distributed at periodic intervals not less frequently than annually. "Available Cash" shall be defined as the cash on hand from the LLC at any particular time after payment of the expenses of the LLC and taking into account the LLC's debt and contractual obligations less such adequate reserves as the Management Committee deems reasonably necessary for the proper operation of the LLC's business.

                                                     ARTICLE V

                                            Additional Covenants of BBC

         5.01 Bid for Additional Channels. BBC has won the bid in the FCC MDS Auction Spectrum for an additional five (5) Beaumont wireless cable television channels. BBC will make the initial down payment and the first installment with respect to such bid and will cause the licenses and/or leases with respect to such channels to be conveyed, transferred and assigned to the LLC. The LLC will thereafter make all subsequent payments.

         5.02 Purchase of Additional Equipment. In addition to the contribution to capital set forth in Article II, BBC will contribute the sum of Two Hundred Thousand Dollars ($200,000) to the capital of the LLC for purposes of providing the wherewithal for the LLC to purchase specific receiving equipment.


                                                    ARTICLE VI

                                              Grant of Option to MLTV

         6.01 Grant of Option. BBC hereby grants to MLTV an option (the "Original Option") to purchase an aggregate of three million nine hundred ninety-five thousand (3,995,000) shares of BBC's Member Shares on the terms and conditions herein set forth.

         6.02 Purchase Price. The purchase price of the Shares covered by the Original Option shall be $4 Million in the aggregate or $0.99875 per share.

         6.03 Term of Original Option. The term of the Original Option shall be eighteen (18) months from the date hereof. The purchase price of the Shares as to which the Original Option shall be exercised shall be paid by MLTV in cash. MLTV shall not have any of the rights of a Member with respect to the Shares covered by the Original Option until one (1) or more certificates for such Shares shall have been delivered to it, upon the due exercise of the Original Option.

         6.04 Nontransferability. The Original Option shall not be transferable and may be exercised only by MLTV. More particularly (but without limiting the generality of the foregoing) the Original Option may not be assigned, transferred, pledged or hypothecated in any way, shall not be assignable by operation of law, and shall not be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge or hypothecation or other disposition of the Original Option contrary to the provisions hereof, and the levy of any execution, attachment or similar process upon the Original Option shall be null and void and without effect.

         6.05 Changes in Capital Structure. In the event of a reorganization, recapitalization, share split, combination of shares, merger, consolidations, rights, offering or any other changes in the structure of shares of the LLC, the number and kinds of shares subject to the Original Option and the Original Option price thereof shall be proportionately adjusted.

         6.06 Method of Exercising Option. Subject to the terms and conditions of the Original Option, the Original Option may be exercised by written notice to BBC at its principal place of business. Such notice shall state the election to exercise the Original Option and the number of Shares in respect of which it is being exercised and shall be signed by an authorized agent of MLTV.

         6.07 The Additional Option. Upon the exercise of the Original Option, MLTV will have an additional option (the "Additional Option") to purchase the remaining one million (1,000,000) member shares of BBC in the LLC for a total purchase price of $1 Million (the "Additional Option"). The term of the Additional Option shall be for a period of one (1) year from the date of the exercise of the Original Option and shall be exercisable in the same manner as the Original Option.

         6.08 The BBC Option. Upon the exercise of the Original Option, BBC shall then have an option exercisable at any time after the expiration of one (1) year from MLTV's exercise of the Original Option to obligate MLTV to purchase its remaining one million (1,000,000) shares in the LLC for a price of $1 Million.

         6.09 MLTV Directors. Upon the exercise of the Original Option by MLTV, BBC shall have the right to elect one of the directors of MLTV and such elected director shall be entitled to directors' fees and expenses in an amount equal to those received by the other MLTV directors. Such director shall also be entitled to receive up to Seventeen Hundred Fifty Dollars ($1,750) per year for microwave convention expenses.

         6.10 Negative Covenants of MLTV. MLTV expressly agrees and represents that, upon the exercise of the Original Option and/or the Additional Option, it will not cause either the assets of the LLC or its own LLC membership interest to be sold for a period of at least twelve (12) months from the exercise of the Original Option. Notwithstanding the foregoing, however, MLTV shall have the right to sell its own publicly registered stock in a public offering and to take such other related action with respect to the LLC and the assets being conveyed thereto, as may be reasonably necessary to cause a public offering or merger of MLTV to occur.

                                                    ARTICLE VII

                                              Administrative Matters

         7.01 Management Agreement. Upon the formation of the LLC, MLTV and the LLC will enter into a management agreement with respect to the management and development of the microwave television assets being conveyed by BBC to the LLC. In this regard, it is the intention of MLTV to do all things necessary and expedient with respect to the construction, building, developing, operating and management of the MLTV Beaumont wireless cable system. This will include, inter alia: hiring personnel, purchasing and operating equipment, obtaining subscribers, marketing, engineering analysis and related matters. MLTV intends to provide the funds necessary to carry on these activities and will work with BBC to complete the MDS Audio Spectrum acquisition and to obtain additional channels.

         7.02 Consulting Agreement. Upon the formation of the LLC, BBC will enter into a consulting agreement with the LLC wherein the BBC Management Group of five managing partners will be reimbursed on a monthly consulting fee basis in the amount of $1,000 per month for each Member, except for the chairman who shall be reimbursed in the amount of $1200 per month. In addition, the chairman of the Management Group will be entitled to receive expenses in an amount not to exceed $1,750 per year per BBC Managing Partner for attendance at a wireless cable convention or conventions. This Consulting Agreement shall continue to exist for a period of three (3) years.

         7.03 Proxy Statement. In order to obtain the proper approvals with respect to the terms of this Agreement and the transfer to the LLC of the assets of BBC, and the granting of the above-mentioned options to MLTV, it will be necessary for Golden Triangle to send out a proxy statement and related documentation to its partners. This proxy statement shall also contain information and request the approval for a settlement agreement between Golden Triangle and TexCom which includes amending the original BBC Joint Venture Agreement.


                                                   ARTICLE VIII

                                                   Miscellaneous

         8.01 Term of Agreement. This Agreement shall remain in effect for a period of twenty-four (24) months unless both MLTV and BBC agree otherwise in writing or unless, after a period of twelve (12) months, MLTV has not exercised the Original Option delineated in Article VI, above, and BBC elects in writing to terminate this Agreement.

         8.02 Notices. All notices, requests and other communications hereunder shall be in writing and shall be deemed to have been given only if mailed, certified return receipt requested, or if sent by Federal Express or other well recognized private courier ("Courier") or if personally delivered to, or if sent by fax with the original thereof sent by Courier to:


                  If to MLTV:               MICRO-LITE TELEVISION
                                            9 EXCHANGE PLACE  STE 210
                                            SALT LAKE CITY  UT  84111
                                            Fax (801) 595-0104

                  With a copy to:           JEFFREY R. MATSEN & ASSOCIATES
                                            3 IMPERIAL PROMENADE STE 445
                                            SANTA ANA CA 92707-5908
                                            Fax (714) 433-7815

                  If to BBC:                BEAUMONT BROADCAST COMPANY
                                            5675 EASTEX FWY STE 2A
                                            BEAUMONT TX 77706
                                            Fax (409) 892-5980

         All notices, requests and other communications shall be deemed received on the date of acknowledgment or other evidence of actual receipt in the case of certified mail, Courier delivery or personal delivery or, in the case of fax delivery, upon the date of fax receipt provided that the original is delivered within two (2) business days. Any party hereto may designate different or additional parties for the receipt of notice, pursuant to notice given in accordance with the foregoing.

         8.03 Consents and Agreements. Any and all consents and agreements provided for or permitted by this Agreement shall be in writing and a signed copy thereof shall be filed and kept with the books of the LLC.

         8.04 Attorneys' Fees. Should any litigation be commenced between the parties hereto or their personal representatives concerning any provision of this Agreement or the rights and duties of any person in relation thereto, the party or parties prevailing in such litigation shall be entitled, in addition to such other relief as may be granted, to a reasonable sum as and for their or his attorneys fees in such litigation which shall be determined by the court in such litigation or in a separate action brought for that purpose.

         8.05 Miscellaneous. This instrument contains the sole and only agreement of the parties hereto relating to the matters contained herein and correctly sets forth the rights, duties, and obligations of each to the others as of its date. Any prior agreements, promises, negotiations, or representations not expressly set forth in this Agreement are of no force and effect. Should any term, provision or paragraph of this Agreement be determined to be illegal or void or of no force and effect, the balance of the Agreement shall survive. Time is expressly declared to be of the essence of this Agreement. The waiver of any breach of this Agreement by either party shall not constitute a continual waiver or a waiver of any subsequent breach, either of the same or of another provision of this Agreement. This Agreement shall be binding upon and inure to the benefit of the parties' heirs, assigns, successors in interest and legal representatives. This Agreement shall be interpreted according to the laws of the State of Texas.

         8.06 Legend. Each certificate representing shares of the LLC shall bear the following legend:

                  The shares represented by this certificate are subject to transfer and other restrictions by an Agreement dated April 17, 1996.

         8.07 Conflict of Interest. The parties each acknowledge that counsel for MLTV, Jeffrey R. Matsen ("Matsen"), drafted this Agreement representing MLTV and the LLC. BBC, Golden Triangle and TexCom acknowledge that they have been advised by Matsen that their interests in this Agreement may conflict with those of MLTV and acknowledge that they have received a full disclosure from Matsen of the facts causing this conflict of interest. BBC, Golden Triangle and TexCom acknowledge that they have been advised by Matsen to seek independent counsel regarding this Agreement and its tax consequences. All parties are aware that if a dispute between the parties concerning this Agreement arises in the future, Matsen may be required to withdraw from representing one or all of the parties. The parties hereby jointly and severally consent to the ongoing representation by Matsen of MLTV and the LLC under these circumstances.

         ///

         8.08 Venue. This Agreement is executed and entered into in Jefferson County, Texas and Jefferson County shall be the proper venue for any litigation concerning this Agreement.

IN WITNESS WHEREOF, we have executed this Agreement on the day and year first above written.


               MLTV:                                      BBC:

MICRO-LITE TELEVISION,              BEAUMONT BROADCAST
a Nevada corporation                COMMUNICATION PARTNERS,
                                    a California joint venture

By:      s:/ Jon H. Marple          By:      GOLDEN TRIANGLE WIRELESS
         JON H. MARPLE,                      TELEVISION PARTNERS,
         President                           a California general partnership

                                    By:      THE PARTNERSHIP
                                             MANAGEMENT COMMITTEE

                                        By:           s:/ Rick Canady
                                             Rick Canady

                                              s:/ Victor Fore
                                             Victor Fore

                                              s:/ Robert Green
                                             Robert Green

                                              s:/ Mike Rich
                                             Mike Rich

                                              s:/ Ron Derouen
                                             Ron Derouen


                                    By:      TEXAS COMMUNICATIONS, INC.,
                                             a California corporation

                                             By:      s:/ James Coburn
                                                      JAMES COBURN, President