Form 10-Q
period 1996-06-30
MICRO LITE TELEVISION
filed 1996-08-05
CIK 793986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarter period ended: June 30, 1996

                                                    or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from: to

Commission file number:  33-5902-NY

                              MICRO-LITE TELEVISION
             (Exact name of registrant as specified in its charter)

            Nevada                                            22-2774460

(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification Number)

9 Exchange Place, Suite 210,  Salt Lake City, Utah             84111
        (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (801) 595-0104

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X[ No [ ]

     The number of shares outstanding of the registrant's common stock on July 23, 1996 was 7,009,003 of which 1,004,167 have stop payment orders. The net shares outstanding of the registrant's common stock on July 23, 1996 was 6,004,836.

                                      PART I - FINANCIAL INFORMATION

ITEM 1.           Financial Statements.

     The following Condensed Consolidated Financial Statements of the Company and its subsidiaries and related notes are included herein:

     Condensed Consolidated Balance Sheet as of December 31, 1995 and June 30, 1996;

     Condensed Consolidated Statements of Income for the three months ended June 30, 1996 and for the three months ended June 30, 1995;

     Condensed Consolidated Statements of Income for the six months ended June 30, 1996 and for the six months ended June 30, 1995;

     Condensed Consolidated Statements of Income for the six months ended June 30, 1996 and for the three months ended June 30, 1995;

     Condensed Consolidated Statement of Cash Flows for the three months ended June 30, 1996 and June 30, 1995;

         Notes to Condensed Consolidated Financial Statements.

                              MICRO-LITE TELEVISION
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995
                                   (UNAUDITED)

                                                                            December 31,            June 30,
ASSETS                                                                          1995                  1996
- ------                                                                   -----------------     -----------

Current Assets:
     Cash                                                                            7,019                42,742
     Marketable Securities                                                             906                   906
     Notes Receivable                                                                  500                29,098
     Accounts Receivable & Prepaids                                                    334                   917
                                                                         -----------------     -----------------
     Total Current Assets                                                            8,759                73,663

Property, Plant & Equipment                                                        254,571               231,569

Other Assets:
     Organizational Costs                                                              450                   225
     Deposits                                                                        7,824                11,825
     Licenses and Other                                                          1,360,138             1,395,645
                                                                         -----------------     -----------------
                                                                                 1,368,412             1,407,695

TOTAL ASSETS                                                                     1,631,742             1,712,927
                                                                         =================     =================

LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts Payable                                                               84,870                41,686
     Accrued Liabilities                                                           768,762               754,816
     Note Payable                                                                  176,000               408,621
     Income Taxes Payable                                                              800                   800
     Current Portion of Long-Term Debt                                              12,684                12,684
     Payable - Related Parties                                                     571,560               517,033
                                                                         -----------------     -----------------
     Total Current Liabilities                                                   1,614,676             1,735,640

Long-Term Debt                                                                      11,627               204,186
                                                                         -----------------     -----------------
     Total Liabilities                                                           1,626,303             1,939,826

Shareholders'  Equity:  Common Stock,  $.001 par value;  Authorized  200,000,000 shares; Issued and Outstanding 5,816,427 at December 31, 1995 and 6,004,836
     at June 30, 1996                                                                5,816                 6,005
     Additional Paid-in Capital                                                  2,050,120             2,110,925
     Retained Earnings (Deficit)                                                (2,050,497)           (2,343,829)
                                                                         -----------------     -----------------
     Total Shareholders' Equity                                                      5,439              (226,899)

TOTAL LIABILITIES & EQUITY                                                       1,631,742             1,712,927
                                                                         =================     =================

See Notes to Condensed Consolidated Financial Statements.

                              MICRO-LITE TELEVISION
                          (A Development Stage Company)
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               THREE MONTHS ENDED JUNE 30, 1995 AND JUNE 30, 1996
                                   (UNAUDITED)

                                                                            Three Months       Three Months
                                                                                Ended                 Ended
                                                                            June 30, 1995         June 30, 1996

Revenues From License Sales                                                        253,500               300,000

Cost of Licenses Sold                                                                    0               107,394

Gross Profit                                                                       253,500               192,606

Other Income                                                                             0                     0

General & Administrative Expenses:
Brochures & Marketing                                                                  223                   223
Travel & Auto Expense                                                               12,850                14,926
Postage & Delivery                                                                   2,819                 4,693
Payroll Taxes                                                                        7,500                 6,941
Office Expenses                                                                      3,996                   453
Outside and Professional Services                                                   23,695                46,650
Rent                                                                                 7,582                 9,891
Salaries - Officers                                                                 41,250                41,250
Salaries - Others                                                                   48,525                57,289
Depreciation & Amortization                                                         10,303                35,555
Bank Charges & Interest (net)                                                          544                 2,986
Insurance                                                                            9,016                 5,851
Equipment Rental                                                                     2,622                   906
Seminars & Conventions                                                               2,095                 1,232
MMDS Lease Payments                                                                  8,475                 8,950
Tower Lease Payments                                                                     0                 2,876
FCC Filing Fees                                                                        525                   360
Telephone Expense                                                                   11,352                10,257
Computer Expense                                                                       715                 1,026
Other Taxes & Licenses                                                                 342                 1,414
Miscellaneous Expense                                                                  977                   278
                                                                         -----------------     -----------------
Total General & Administrative Expenses                                            195,406               254,007

State Income Taxes                                                                       0                   800

Net Income (Loss)                                                                   58,094               (62,201)
                                                                         =================     =================


See Notes to Condensed Consolidated Financial Statements.

                              MICRO-LITE TELEVISION
                          (A Development Stage Company)
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                SIX MONTHS ENDED JUNE 30, 1995 AND JUNE 30, 1996
                                   (UNAUDITED)

                                                                             Six Months            Six Months
                                                                                Ended                 Ended
                                                                            June 30, 1995         June 30, 1996

Revenues From License Sales                                                        256,500               300,000

Cost of Licenses Sold                                                                    0               107,394

Gross Profit                                                                       256,500               192,606

Profit (Loss) From Sales of Securities                                              60,275                     0

Other Revenues                                                                           0                   600

General & Administrative Expenses:
Brochures & Marketing                                                                  433                   324
Travel & Auto Expense                                                               18,582                24,843
Postage & Delivery                                                                   4,789                 7,533
Payroll Taxes                                                                       12,892                13,686
Office Expenses                                                                      7,187                 2,413
Outside and Professional Services                                                   31,401                78,600
Rent                                                                                13,021                17,564
Salaries - Officers                                                                 82,500                82,500
Salaries - Others                                                                   95,607               112,957
Depreciation & Amortization                                                         19,438                76,392
Bank Charges & Interest (net)                                                        1,221                 4,768
Insurance                                                                           16,635                10,478
Equipment Rental                                                                     5,046                 2,801
Seminars & Conventions                                                               2,095                 1,308
MMDS Lease Payments                                                                 10,325                18,025
Tower Lease Payments                                                                     0                 6,221
FCC Filing Fees                                                                      4,155                 4,560
Telephone Expense                                                                   19,897                17,162
Computer Expense                                                                     1,659                 1,770
Other Taxes & Licenses                                                                 327                 1,539
Miscellaneous Expense                                                                2,318                   293
                                                                         -----------------                   ---
Total General & Administrative Expenses                                            349,528               485,737

State Income Taxes                                                                     800                   800

Net Income (Loss)                                                                  (33,553)             (293,331)
                                                                         =================     =================


See Notes to Condensed Consolidated Financial Statements.

                              MICRO-LITE TELEVISION
                          (A Development Stage Company)
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    THREE AND SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)

                                                                            Three Months       Six Months
                                                                                Ended                 Ended
                                                                            June 30, 1996         June 30, 1996

Revenues From License Sales                                                        300,000               300,000

Cost of Licenses Sold                                                              107,394               107,394

Gross Profit                                                                       192,606               192,606

Other Revenues                                                                           0                   600

General & Administrative Expenses:
Brochures & Marketing                                                                  223                   324
Travel & Auto Expense                                                               14,926                24,843
Postage & Delivery                                                                   4,693                 7,533
Payroll Taxes                                                                        6,941                13,686
Office Expenses                                                                        453                 2,413
Outside and Professional Services                                                   46,650                78,600
Rent                                                                                 9,891                17,564
Salaries - Officers                                                                 41,250                82,500
Salaries - Others                                                                   57,289               112,957
Depreciation & Amortization                                                         35,555                76,392
Bank Charges & Interest (net)                                                        2,986                 4,768
Insurance                                                                            5,851                10,478
Equipment Rental                                                                       906                 2,801
Seminars & Conventions                                                               1,232                 1,308
MMDS Lease Payments                                                                  8,950                18,025
Tower Lease Payments                                                                 2,876                 6,221
FCC Filing Fees                                                                        360                 4,560
Telephone Expense                                                                   10,257                17,162
Computer Expense                                                                     1,026                 1,770
Other Taxes & Licenses                                                               1,414                 1,539
Miscellaneous Expense                                                                  278                   293
                                                                         -----------------                   ---
Total General & Administrative Expenses                                            254,007               485,737

State Income Taxes                                                                     800                   800

Net Income (Loss)                                                                  (62,201)             (293,331)
                                                                         =================     =================


See Notes to Condensed Consolidated Financial Statements.

                              MICRO-LITE TELEVISION
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED JUNE 30, 1995 AND JUNE 30, 1996
                                   (UNAUDITED)

                                                                             Six Months            Six Months
                                                                                Ended                 Ended
                                                                            June 30, 1995         June 30, 1996

OPERATING ACTIVITIES

     Net Income (Loss)                                                             (33,553)             (293,331)

     Adjustments:
     Deferred tax (decrease) increase                                                  800                     0
     Depreciation and Amortization                                                  19,438                76,392
     Decrease (Increase) in Licenses and Other                                    (377,749)              (92,898)
     Changes in current accounts                                                   318,020                65,244
     Decrease (Increase) in Notes Receivable                                       (32,304)              (28,598)
                                                                         -----------------     -----------------
Net Cash Required by Operating Activities                                         (105,348)             (273,191)

INVESTING ACTIVITIES
     Purchase of Fixed Assets                                                       (2,354)                    0
                                                                         -----------------     -----------------
Net Cash Required by Investing Activities                                           (2,354)                    0

FINANCING ACTIVITIES
     Loans                                                                          75,000               178,094
     Repayment of Loans                                                             (6,697)               (6,186)
     Liabilities Paid with Common Stock                                                  0               (60,994)
     Note Payable on Licenses Purchased                                                  0               198,000
                                                                         -----------------     -----------------
Net Cash Provided (Required) by Investing Activities                                68,303               308,914

Increase (Decrease) in Cash and Cash Equivalents                                   (39,399)               35,723

Cash and Cash Equivalents at
     Beginning of Period                                                            31,388                 7,019

Cash and Cash Equivalents at
     End of Period                                                                  (8,011)               42,742
                                                                         =================     =================



See Notes to Condensed Consolidated Financial Statements.

                              MICRO-LITE TELEVISION
                              A NEVADA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           SIX AND THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995


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

At June 30, 1996 the Company owed $517,033 to related parties for loans and sales to and payments made on behalf of the Company. This balance was equal to $571,560 as of December 31, 1995.

NOTE 4:           INCOME TAXES

The Company has available at June 30, 1996, net operating loss carryforwards of approximately $2.7 million which may provide future tax benefits expiring in June of 2008.

NOTE 5:           INVESTMENT SECURITY

The investment consists of 909 shares of the common stock in CAI Wireless Systems, Inc. ("CAI") as of December 31, 1995 and June 30, 1996.


NOTE 6:           STOCK OPTION PLAN AND WARRANTS

Since the purchase of Marrco Communications, Inc., the Company has set aside 2,500,000 shares of its common stock for an incentive stock option plan that was previously in place and fully-vested with certain employees of Marrco Communications that continued their service in working for the Company.

The exercise is $.88 per share. All of the options are fully vested. None of the stock options have been exercised. The options expire December 28, 1998. At June 30, 1996, there are outstanding 66,667 warrants to purchase 66,667 shares of common stock at $4.50 per share. The warrants expire on July 16, 1997. There are also 300,000 redeemable Class "B" common stock purchase warrants to purchase common stock at a price of $2.00 per share and 25,000 redeemable Class "C" common stock purchase warrants with a price of $4.00 per share. These warrants expire March 31, 1999 and couldn't be exercised prior to June 16, 1994.

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

NOTE 8:           SUBSEQUENT EVENTS

See "PART II - Item 5. Other Information".

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company's loss for the three months ended June 30, 1996 was equal to $62,201 compared to income of $58,094 for the three months ended June 30, 1995. The loss for the current quarter was attributable to the Company's continuing General and Administrative Expenses of which salaries, professional services and depreciation and amortization made up the largest amount. Total salaries of $92,844 were paid or accrued for the three months ended June 30, 1996. This equated to 36.6% of the total General and Administrative expenses for the quarter which totaled $254,007. This is compared to salaries of $89,775, or 45.9% of the amount of expenses for the three months ended June 30, 1995. The total expense for professional services, including legal, accounting and engineering, totaled $46,650 for the three months ended June 30, 1996. This is a substantial increase from the amount from the same period in 1995 of $23,695. This increase is primarily attributable to the legal expenses associated with the various acquisitions being pursued by the Company. Professional services expense amounted to 18.4% of total General and Administrative Expenses for the quarter ended June 30, 1996 and 12.1% for the quarter ended June 30, 1995.

     The Company's loss for the six months ended June 30, 1996 was equal to $293,331 compared to a loss of $33,553 for the six months ended June 30, 1995. The loss for the six month period was attributable to the Company's continuing General and Administrative Expenses of which salaries, professional services and depreciation and amortization made up the largest amount. Total salaries of $195,457 were paid or accrued for the six months ended June 30, 1996. This equated to 40.2% of the total General and Administrative expenses for the period which totaled $485,737. This is compared to salaries of $178,107, or 51.0% of the amount of expenses for the six months ended June 30, 1995. The total expense for professional services, including legal, accounting and engineering, totaled $78,600 for the six months ended June 30, 1996. This is a substantial increase from the amount from the same period in 1995 of $31,401. This increase is primarily attributable to the legal expenses associated with the various acquisitions being pursued by the Company. Professional services expense amounted to 16.1% of total General and Administrative Expenses for the six months ended June 30, 1996 and 9.0% for the six months ended June 30, 1995. Losses are expected to continue throughout the development stage of the Company.

     The Company has continued to operate with a working capital deficit through the second quarter of 1996. As of June 30, 1996, the Company's current liabilities of $1,735,640 exceeded its current assets of $73,663 by $1,661,977. Of this negative working capital, $517,033 represents amounts owed to related parties. The net working capital deficit, excluding payables to related parties, is equal to $1,144,944. The Company believes that the majority of the current liabilities can be settled by the issuance of its common stock or by the assignment of the preferred stock in World Interactive Network, Inc. ("WIN-TV") which the Company expects to have after the closing of its asset sale to WIN-TV. (See "Part II - OTHER INFORMATION, Item 5. Other Information. WIN-TV Asset Sale.")

     The Company continues to explore routes of financing to begin its development plans.

                           PART II - OTHER INFORMATION

ITEM 5.           Other Information.

     WIN-TV Asset Sale. As previously disclosed in the Form 10-Q dated September 30, 1995 and the Form 10-K dated December 31, 1995, the Company has entered into an Agreement to sell certain LPTV and MMDS channel rights to World Interactive Television, Inc. ("WIN-TV"). An Agreement was executed between the parties in August of 1995. The parties decided to change the Agreement between them and executed a revised contract, which replaced the original agreement, on February 9, 1996. The sale will include one LPTV station in each of the following markets: Columbia, KY; Idaho Falls, ID; Marshalltown, IA; Davenport, IA and Des Moines, IA. The sale will also include the Company's MMDS holdings in Traverse City, MI, Augusta, ME and Wausau, WI. The agreement will close upon the completion of WIN's pending merger with Struthers Industries, Inc. ("SIR"), a publicly traded company on the American Stock Exchange. The Company will receive 274,000 shares of WIN-TV Cumulative Convertible Preferred Series "C" stock with a liquidation value of $4,567,580. Currently, 249,000 shares of this stock are being held in escrow in the name of the Company. The remaining 25,000 shares are being held for distribution to fulfill a commission obligation payable by the Company to an unrelated third party. Of the total gross proceeds of sale, approximately $1,500,000 will be used to satisfy commissions on the sale and for payments to third parties, including license holders and lessors of the channels transferred to WIN-TV. The Company intends to assign a significant amount of the WIN stock to certain creditors to satisfy some of its current liabilities.

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

     Convertible Debentures. Beginning in February of 1996, the Company began a Private Placement of convertible debentures. As of June 30, 1996 the Company has raised $225,000 from five parties in this Private Placement offering. The terms of the offering call for a Promissory Note in the amount of the sum paid to the Company. This note is bifurcated into an interest bearing note carrying a rate of 12% per annum for a term ending upon the Company receiving financing in excess of Three Million Dollars. This portion of the note, which amounts to 92.5% of the amount paid to the Company may be prepaid by the Company. The remaining 7.5% of the note is in the form of a Non-Negotiable 12% Convertible Promissory Note which is convertible, at the option of the payee, into Common Stock of the Company at a rate of $.25 per share. The Company has accrued total interest expense of $5,083 on these notes as of June 30, 1996. Should the conversion option be exercised by all of the holders of these notes, the Company would issue a total of 67,500 shares of its Common Stock to satisfy the $16,875 of the debt which represents the convertible portion thereof.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   July 29, 1996

                                MICRO-LITE TELEVISION



                                  s:/ Jon H. Marple
                                Jon H. Marple, President and Chairman



                                  s:/ Mary E. Blake
                                Mary E. Blake, Vice President
                                and Chief Financial Officer