Form 10-Q
period 1996-09-30
MICRO LITE TELEVISION
filed 1996-10-25
CIK 793986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarter period ended: September 30, 1996

                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares outstanding of the registrant's common stock on October 21, 1996 was 7,009,003 of which 1,004,167 have stop payment orders. The net shares outstanding of the registrant's common stock on October 21, 1996 was 6,004,836.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

     The following Condensed Consolidated Financial Statements of the Company and its subsidiaries and related notes are included herein:

     Condensed Consolidated Balance Sheet as of December 31, 1995 and September 30, 1996;

     Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 1996, for the three months ended September 30, 1995 and September 30, 1996, and for the nine months ended September 30, 1995 and September 30, 1996;

     Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 1995 and September 30, 1996;

     Notes to Condensed Consolidated Financial Statements.

                              MICRO-LITE TELEVISION
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                   (UNAUDITED)

                                               December 31,     September 30,
ASSETS                                             1995            1996
------                                             ----            ----
Current Assets:
        Cash                                          7,019          22,181
        Marketable Securities                           906             906
        Notes Receivable                                500          96,246
        Accounts Receivable & Prepaids                  334             667
                                                        ---             ---
        Total Current Assets                          8,759         120,000

Property, Plant & Equipment                         254,571         189,659

Other Assets:
        Organizational Costs                            450             112
        Deposits                                      7,824           2,825
        Licenses and Other                        1,360,138       1,374,704
                                                  ---------       ---------
                                                  1,368,412       1,377,641

TOTAL ASSETS                                      1,631,742       1,687,300
                                                  =========       =========

LIABILITIES & SHAREHOLDERS EQUITY Current Liabilities:
        Accounts Payable                             84,870          88,772
        Accrued Liabilities                         768,762         752,951
        Note Payable                                176,000         606,061
        Income Taxes Payable                            800             800
        Current Portion of Long-Term Debt            12,684          25,035
        Payable - Related Parties                   571,560         618,945
                                                    -------         -------
        Total Current Liabilities                 1,614,676       2,092,564

Long-Term Debt                                       11,627         169,064
                                                     ------         -------
        Total Liabilities                         1,626,303       2,261,628

Shareholders Equity:
        Common Stock, $.001 par value;
        Authorized 200,000,000 shares;
        Issued and Outstanding 5,816,427
        at December 31, 1995 and 6,004,836
        at September 30, 1996                         5,816           6,005
        Additional Paid-in Capital                2,050,120       2,110,925
        Retained Earnings (Deficit)              (2,050,497)     (2,691,258)
                                                 ----------      ----------
        Total Shareholder's Equity                    5,439        (574,328)

TOTAL LIABILITES & EQUITY                         1,631,742       1,687,300
                                                  =========       =========

     See Notes to Condensed Consolidated Financial Statements

                              MICRO-LITE TELEVISION
                          (A Development Stage Company)
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)

                                           Three Months            Nine Months
                                              Ended                   Ended
                                              Sep-96                  Sep-96
                                              ------                  ------
Revenues From License Sales                             0               300,000

Cost of Licenses Sold                               2,500               109,894
                                                    -----               -------

Gross Profit                                       (2,500)              190,106

Other Revenues                                          0                   600

General & Administrative Expenses:
Brochures & Marketing                                 206                   530
Travel & Auto Expense                              23,174                48,016
Postage & Delivery                                  5,934                13,468
Payroll Taxes                                       5,393                19,079
Office Expenses                                     3,364                 5,167
Outside and Professional Services                  64,282               143,910
Rent                                               10,278                27,843
Salaries - Officers                                48,750               131,250
Salaries - Others                                  42,566               155,523
Depreciation & Amortization                        35,555               111,947
Bank Charges & Interest (net)                      69,757                74,525
Insurance                                           5,585                16,063
Equipment Rental                                        0                 2,381
Seminars & Conventions                              1,517                 3,470
MMDS Lease Payments                                 7,650                25,675
Tower Lease Payments                                2,385                 8,606
FCC Filing Fees                                     5,750                10,310
Telephone Expense                                   9,990                27,152
Computer Expense                                    1,481                 3,251
Other Taxes & Licenses                                 10                 1,548
Miscellaneous Expense                               1,302                   952
                                                    -----                   ---
Total General & Administrative Expenses           344,929               830,666

State Income Taxes                                      0                   800
                                                        -                   ---

Net Income (Loss)                                (347,429)             (640,760)
                                                 ========              ========

     See Notes to Condensed Consolidated Financial Statements

                              MICRO-LITE TELEVISION
                          (A Development Stage Company)
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          THREE MONTHS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1996
                                   (UNAUDITED)

                                           Three Months            Three Months
                                              Ended                   Ended
                                              Sep-95                  Sep-96
                                              ------                  ------
Revenues From License Sales                    250,000                       0

Cost of Licenses Sold                           16,259                   2,500
                                               -------                   -----

Gross Profit                                   233,741                  (2,500)

Other Income (Loss)                           (125,000)                      0

General & Administrative Expenses:
Brochures & Marketing                              173                     206
Travel & Auto Expense                           13,215                  23,174
Postage & Delivery                               4,882                   5,934
Payroll Taxes                                    8,741                   5,393
Office Expenses                                  3,932                   3,364
Outside and Professional Services               35,077                  64,282
Rent                                            10,223                  10,278
Salaries - Officers                             41,250                  48,750
Salaries - Others                               47,995                  42,566
Depreciation & Amortization                      9,674                  35,555
Bank Charges & Interest (net)                   14,479                  69,757
Insurance                                          793                   5,585
Equipment Rental                                 2,161                       0
Seminars & Conventions                               0                   1,517
MMDS Lease Payments                              3,670                   7,650
Tower Lease Payments                                 0                   2,385
FCC Filing Fees                                      0                   5,750
Telephone Expense                                7,491                   9,990
Computer Expense                                 1,037                   1,481
Other Taxes & Licenses                           1,264                      10
Miscellaneous Expense                            2,145                   1,302
                                                 -----                   -----
Total General & Administrative Expenses        208,202                 344,929

State Income Taxes                                   0                       0
                                                     -                       -

Net Income (Loss)                              (99,461)                (347,429)
                                             =========               ==========


     See Notes to Condensed Consolidated Financial Statements

                              MICRO-LITE TELEVISION
                          (A Development Stage Company)
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          NINE MONTHS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1996
                                   (UNAUDITED)

                                           Nine Months            Nine Months
                                              Ended                   Ended
                                            Sep-30-95              Sep-30-96
                                            ---------              ---------
Revenues From License Sales                    506,500                 300,000

Cost of Licenses Sold                           16,259                 109,894
                                               -------                   -----

Gross Profit                                   490,241                 190,106

Profit (Loss) From Sales of Securities          60,275                       0

Other Revenues (Expenses)                     (125,000)                    600

General & Administrative Expenses:
Brochures & Marketing                              606                     530
Travel & Auto Expense                           35,067                  48,016
Postage & Delivery                               9,671                  13,468
Payroll Taxes                                   21,633                  19,079
Office Expenses                                 12,996                   5,167
Outside and Professional Services               66,478                 143,910
Rent                                            23,245                  27,843
Salaries - Officers                            123,750                 131,250
Salaries - Others                              143,603                 155,523
Depreciation & Amortization                     29,112                 111,947
Bank Charges & Interest (net)                   15,700                  74,525
Insurance                                       17,428                  16,063
Equipment Rental                                 3,215                   2,381
Seminars & Conventions                           2,095                   3,470
MMDS Lease Payments                             12,050                  25,675
Tower Lease Payments                                 0                   8,606
FCC Filing Fees                                  6,100                  10,310
Telephone Expense                               27,388                  27,152
Computer Expense                                 2,696                   3,251
Other Taxes & Licenses                           1,749                   1,548
Miscellaneous Expense                            3,147                     952
                                                 -----                   -----
Total General & Administrative Expenses        557,730                 830,666

State Income Taxes                                 800                     800
                                                   ---                     ---

Net Income (Loss)                             (133,014)                (640,760)
                                             =========               ==========


     See Notes to Condensed Consolidated Financial Statements

                              MICRO-LITE TELEVISION
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
          NINE MONTHS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1996
                                   (UNAUDITED)

                                             Nine Months     Nine Months
                                                Ended           Ended
                                                Sep-95          Sep-96
                                                ------          ------
OPERATING ACTIVITIES
        Net Income (Loss)                      (133,014)       (640,760)

        Adjustments:
        Depreciation and Amortization            29,112         111,947
        (Increase) in Licenses and Other       (383,540)         (9,229)
        Changes in current accounts             259,467         (12,242)
        Increase in Notes Receivable             (9,816)        (95,746)
                                                 ------         -------
Net Cash Required by Operating Activities      (237,791)       (646,030)

INVESTING ACTIVITIES
        Cost of Securities Sold                 206,719               0
        Use of Fixed Assets to pay loan               0          16,030
        Purchase of Fixed Assets                 (5,664)              0
                                                 ------           -----
Net Cash Required by Investing Activities       201,055          16,030

FINANCING ACTIVITIES
        Loans                                   139,500         647,234
        Repayment of Loans                      (94,620)        (63,066)
        Use of Stock for Acquisitions                 0          60,994
                                                -------          ------
Net Cash Provided (Required) by Investing
     Activities                                  44,880         645,162

Increase (Decrease) in Cash and Cash
     Equivalents                                  8,144          15,162

Cash and Cash Equivalents at
        Beginning of Period                      31,388           7,019
                                                 ------           -----

Cash and Cash Equivalents at
        End of Period                            39,532          22,181
                                                 ======          ======


     See Notes to Condensed Consolidated Financial Statements

                              MICRO-LITE TELEVISION
                              A NEVADA CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           NINE AND THREE MONTHS ENDED
                    SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995


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

The Company currently is seeking a majority approval of its shareholders to approve a plan of reorganization which will include a name change and a recapitalization of the Company. This recapitalization, if approved, would convert the existing outstanding Common Stock of the Company into a new class of Preferred Stock. Additionally, the total number of shares of stock authorized by the Company would be reduced to 65,000,000 shares, comprised of 50,000,000 shares of Common Stock and 15,000,000 shares of serial preferred stock both with a par value of $0.001. (See ITEM 5. Other Items. Proposed Recapitalization and Name Change).

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

At September 30, 1996 the Company owed $618,945 to related parties for loans and sales to and payments made on behalf of the Company. The Company computes interest on the balance due to related parties at a rate of twelve percent (12%) per annum. Interest expense of $50,133 has been accrued by the Company in the nine months ended September 30, 1996. The total balance due to related parties was equal to $571,560 as of December 31, 1995.

NOTE 4:  INCOME TAXES

The  Company  has   available  at  September  30,  1996,   net  operating   loss
carryforwards of approximately $2.7 million which may provide future tax benefits expiring in June of 2008.

NOTE 5:  INVESTMENT SECURITY

The investment consists of 909 shares of the common stock in CAI Wireless Systems, Inc. ("CAI") as of December 31, 1995 and September 30, 1996.

NOTE 6:  STOCK OPTION PLAN AND WARRANTS

Since the purchase of Marrco Communications, Inc., the Company has set aside 2,500,000 shares of its common stock for an incentive stock option plan that was previously in place and fully-vested with certain employees of Marrco Communications that continued their service in working for the Company. The exercise is $.88 per share. All of the options are fully vested. None of the stock options have been exercised. The options expire December 28, 1998. At September 30, 1996, there are outstanding 66,667 warrants to purchase 66,667 shares of common stock at $4.50 per share. The warrants expire on July 16, 1997. There are also 300,000 redeemable Class "B" common stock purchase warrants to purchase common stock at a price of $2.00 per share and 25,000 redeemable Class "C" common stock purchase warrants with a price of $4.00 per share. These warrants expire March 31, 1999 and couldn't be exercised prior to June 16, 1994.

NOTE 7:  SUBSEQUENT EVENTS

See "PART II - Item 5. Other Information".

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company's loss for the three months ended September 30, 1996 was equal to $347,429 compared to a loss of $99,461 for the three months ended September 30, 1995. The loss for the current quarter was attributable to the Company's continuing General and Administrative Expenses of which salaries, professional services and depreciation and amortization made up the largest amount. Total salaries of $91,316 were paid or accrued for the three months ended September 30, 1996. This equated to 26.5% of the total expenses for the quarter which totaled $344,029. This is compared to salaries of $89,245, or 42.9% of the amount of expenses for the three months ended September 30, 1995. The total expense for professional services, including legal, accounting, engineering and financial advisors, totaled $64,282 for the three months ended September 30, 1996. This is a substantial increase from the amount from the same period in 1995 of $35,077. This increase is primarily attributable to the legal expenses associated with the various acquisitions being pursued by the Company as well as the expense of continuing to pursue financing. Professional services expense amounted to 18.6% of total General and Administrative Expenses for the quarter ended September 30, 1996 and 16.8% for the quarter ended September 30, 1995. Interest expense increased from $14,479 in the quarter ended September 30, 1995 to $69,757 in the quarter ended September 30, 1996. This increase is due to the interest accruing on the convertible notes that are currently outstanding (See
Part II - OTHER INFORMATION, Item 5. Convertible Debentures.) as well as the accrual of interest on notes to related parties (See Note 3 in the Notes to Condensed Consolidated Financial Statements).

     The Company's loss for the nine months ended September 30, 1996 was equal to $640,760 compared to a loss of $133,014 for the nine months ended September 30, 1995. The loss for the nine month period was attributable to the Company's continuing General and Administrative Expenses of which salaries, professional services and depreciation and amortization made up the largest amount. Total salaries of $286,773 were paid or accrued for the nine months ended September 30, 1996. This equated to 34.9% of the total expenses for the period which totaled $831,565. This is compared to salaries of $267,353, or 47.9% of the amount of expenses for the nine months ended September 30, 1995. The total expense for professional services, including legal, accounting and engineering, totaled $143,910 for the nine months ended September 30, 1996. This is a substantial increase from the amount from the same period in 1995 of $66,478. This increase is primarily attributable to the legal expenses associated with the various acquisitions being pursued by the Company as well as expenses related to financial advisors assisting the Company in seeking financing for continued operations and development. Professional services expense amounted to 17.3% of total General and Administrative Expenses for the nine months ended September 30, 1996 and 11.9% for the nine months ended September 30, 1995. Interest expense increased from $15,700 in the nine months ended September 30, 1995 to $75,060 in the nine months ended September 30, 1996. This increase is due to the interest accruing on the convertible notes that are currently outstanding (See Part II - OTHER INFORMATION, Item 5. Convertible Debentures.) as well as the accrual of interest on notes to related parties (See Note 3 in the Notes to Condensed Consolidated Financial Statements). Losses are expected to continue throughout the development stage of the Company and into the foreseeable future.

     The Company has reported no revenues for the three month period ending September 30, 1996. This is compared to total revenues of $250,000 in the quarter ended September 30, 1995 which was generated from the sale of the Company's ITFS leases in Des Moines, Iowa. During the nine month period ending September 30, 1996, the Company reported total revenue of $300,000 which was a result of the Company selling its interests in the Bowling Green, Kentucky market. The gross profit on this sale was $190,106. In the nine month period ending September 30, 1995, the Company had posted total revenue of $506,500 with a gross profit of $490,241. The Company had also posted a profit of $60,275 on sales of securities in the nine months ended September 30, 1995 and had written off worthless licenses for a $125,000 deduction against income. There were no such items of income or loss in the nine month period ending September 30, 1996.

     The Company has continued to operate with a working capital deficit through the second quarter of 1996. As of September 30, 1996, the Company's current liabilities of $2,092,564 exceeded its current assets of $120,000 by $1,972,564. Of this negative working capital, $618,945 represents amounts owed to related parties. The net working capital deficit, excluding payables to related parties, is equal to $1,353,619. The Company believes that the majority of the current liabilities can be settled by the issuance of its common stock or by the assignment of the preferred stock in World Interactive Network, Inc. ("WIN-TV") which the Company expects to have after the closing of its asset sale to WIN-TV. (See "Part II - OTHER INFORMATION, Item 5. Other Information. WIN-TV Asset Sale.")

     The Company continues to explore routes of financing to begin its development plans and has retained a financial advisor, Rickel & Associates, Inc. of New York City, to assist in its financing efforts.

                           PART II - OTHER INFORMATION

ITEM 5. Other Information.

     WIN-TV Asset Sale. As previously disclosed in the Form 10-Q dated September 30, 1995 and the Form 10-K dated December 31, 1995, the Company has entered into an Agreement to sell certain LPTV and MMDS channel rights to World Interactive Television, Inc. ("WIN-TV"). An Agreement was executed between the parties in August of 1995. The parties substantially altered the Agreement between them and executed a revised contract, which replaced the original agreement, on February 9, 1996. The sale will include one LPTV station in each of the following markets: Columbia, KY; Idaho Falls, ID; Marshalltown, IA; Davenport, IA and Des Moines, IA. The sale will also include the Company's MMDS holdings in Traverse City, MI, Augusta, ME and Wausau, WI. The agreement will close upon the completion of WIN's pending merger with Struthers Industries, Inc. (NASDAQ OTC
Exchange: "STIG") and the consolidated company's subsequent listing on the NASDAQ National Market System Exchange. The Company will receive 274,000 shares of WIN-TV Cumulative Convertible Preferred Series "C" stock with a liquidation value of $4,567,580. Currently, 249,000 shares of this stock are being held in escrow in the name of the Company. The remaining 25,000 shares are being held for distribution to fulfill a commission obligation payable by the Company to an unrelated third party. The Company intends to assign a significant amount of the WIN stock to certain creditors to satisfy some of its current liabilities. Any stock remaining, the Company anticipates distributing to its shareholders in a non-dividend distribution. The total amount of this distribution is expected to equal approximately $3,000,000. On September 6, 1996, Struthers announced the completion of its merger agreement with WIN-TV. The application to be listed on the NASDAQ NMS of the new company, WINCO, Inc., is pending.

     Beaumont Transaction. On April 17, 1996, the Company entered into an agreement with Beaumont Broadcasting Corporation ("BBC") whereby the Company and BBC agreed to form a Texas limited liability company, Micro-Lite Television of Beaumont, LLC (the "LLC"), for purposes of owning and operating a wireless cable system in the Beaumont, Texas market. The Company has paid $5,000 for a 1% interest in the LLC and BBC has contributed the licenses and leases for 23 wireless cable channels in the market as well as a significant amount of assets, including transmission equipment, for the remaining 99% of the LLC. BBC has granted the Company an option to purchase 79% of the LLC for a purchase price of $4M, and a second purchase option for the remaining 20% of the LLC for an additional $1M. The Company has entered into a Management Agreement with the LLC and is currently operating and managing the Beaumont system thereunder. The Management Agreement calls for the Company to manage, operate and fund the system with any funds being used therefor to be booked as a note payable from the LLC to the Company. As of September 30, 1996, the Company has expended $80,346 in direct expenses under the Management Agreement and, as such, has included a note receivable in that amount on its balance sheet as of September 30, 1996.

     Convertible Debentures. Beginning in February of 1996, the Company began a Private Placement of convertible debentures. Two types of debentures have been offered. As of September 30, 1996 the Company has raised a total of $410,000 from eleven parties in this Private Placement offering. The terms of the first debentures call for a Promissory Note in the amount of the sum paid to the Company. This note is bifurcated into an interest bearing note carrying a rate of 12% per annum for a term ending upon the Company receiving financing in excess of Three Million Dollars. This portion of the note, which amounts to 92.5% of the amount paid to the Company may be prepaid by the Company. The remaining 7.5% of the note is in the form of a Non-Negotiable 12% Convertible Promissory Note which is convertible, at the option of the payee, into Common Stock of the Company at a rate of $.25 per share. A total of $275,000 has been raised under these terms. Should the conversion option be exercised by all of the holders of this first type of debenture, the Company would issue a total of 82,500 shares of its Common Stock to satisfy $20,625 of the debt which represents the convertible portion of this first type of debenture. The second type of debenture being offered by the Company represents a wholly convertible Promissory Note which is convertible, at the option of the payee, into the Company's Common Stock at a rate of $.50 per share. The Company has raised $135,000 under these terms. Should the conversion option be exercised by all of the holders of this first type of debenture, the Company would issue a total of 270,000 shares of its Common Stock to satisfy all $135,000 of this second type of convertible debt. The Company has accrued total interest expense of $14,573 on these notes as of September 30, 1996. Should the conversion option be exercised by all of the holders both of these types of notes, the Company would issue a total of 352,500 shares of its Common Stock to satisfy $155,625 of debt.

     Cardiff Letter of Intent. On September 5, 1996, the Company entered into a Letter of Intent with Cardiff Broadcasting Group, Inc. ("Cardiff") to acquire substantially all of the assets of Cardiff in exchange for $7M in convertible preferred stock. The Cardiff assets include an operating wireless cable system in Yuma, Arizona and all available wireless cable channels in the Tri-Cities area of Washington state (this area includes Kennewick, Pasco and Richmond, Washington). The Cardiff system in Yuma currently serves approximately 1,400 subscribers. The Letter of Intent calls for the Company to authorize and issue a new class of preferred stock with a par value of $10.00 per share. Each share of preferred stock would be convertible into $10.00 of common stock upon an equity offering conducted by the Company. The Company would issue 700,000 shares of this preferred stock to Cardiff, with 600,000 shares being distributed to Cardiff shareholders and 100,000 shares being held in escrow to settle certain liabilities that would not be assumed by the Company under the terms of the Letter of Intent. The Company and Cardiff are currently working towards the execution of a Definitive Agreement to complete the proposed transaction.

     Proposed Recapitalization and Name Change. The Company is currently seeking majority consent of its shareholders to approve a plan of reorganization which includes an amendment to the Company's Articles of Incorporation to change the name of the Company to Superior Wireless Communications, Inc. The plan of reorganization, if approved, converts the existing shares of Common Stock in the Company for a newly created class of preferred stock, Class "A" Cumulative Convertible Preferred stock. This preferred stock would have a preferential liquidation value of $1.50 per share and would carry a ten percent (10%) dividend. After a period of no more than two years, the Class "A" preferred stock would convert back into Common Stock of the Company at a ten percent (10%) discount to the market price of the Company's Common Stock at that time. The Company feels that this plan of reorganization will make it a more attractive candidate to receive the substantial financing that is necessary for the Company to move forward with its aggressive growth and development plans. Other items that are sought to be approved in this document are the amendment of the Company's stock option plan such that retired employees may still continue to have the ability to exercise their stock options under the plan. Additionally, in order to facilitate the Company's recapitilization plans and acquisition negotiations, the capital structure of the Company will be changed such that the total number of authorized shares of common stock would be equal to 50,000,000 and the total number of preferred shares of stock authorized for issuance by the Company would be equal to 15,000,000. The par value of both classes of stock will be $0.001. Currently, the Company has 200,000,000 shares of common stock with a par value of $0.001 authorized and 6,004,836 shares outstanding. (See Exhibit A).

ITEM 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit A      Statement  of  Unanimous   Consent  of  Board  of  Directors  and
               Statement of Majority Consent of Shareholders
               Note:   This document is for informational purposes only and, to
                       date, has not been signed by a majority of shareholders.

Reports of Form 8-K

None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:            October 22, 1996

                                     MICRO-LITE TELEVISION



                                       s:/ Jon H. Marple
                                     Jon H. Marple, President and Chairman



                                       s:/ Mary E. Blake
                                     Mary E. Blake, Vice President
                                     and Chief Financial Officer

                                    Exhibit A
              Statement of Unanimous Consent of Board of Directors
                and Statement of Majority Consent of Shareholders

 Note: This document is for informational purposes only and, to date, has not been signed by a majority of shareholders.

===============================================================================
                           MICRO-LITE TELEVISION, INC.
-------------------------------------------------------------------------------

                         STATEMENT OF UNANIMOUS CONSENT

                                       OF

                               BOARD OF DIRECTORS

                                       AND

                          STATEMENT OF MAJORITY CONSENT

                                       OF

                                  SHAREHOLDERS

===============================================================================

     _________This STATEMENT OF UNANIMOUS CONSENT OF DIRECTORS when executed by the Directors of the Corporation in accordance with the provisions of Section
78.315 of Chapter 78 of the Nevada Revised Statutes, will become effective and will have the same force and effect as if all such Directors were present and acting at a meeting duly noticed and held for the purpose of adopting the resolutions and taking the corporate action hereinafter set forth.

     _________This STATEMENT OF MAJORITY CONSENT OF SHAREHOLDERS when executed by a majority of the Shareholders of the Corporation in accordance with the provisions of Section 78.320 of Chapter 78 of the Nevada Revised Statutes, will become effective on the latest date set opposite the signature of each Shareholder and will have the same force and effect as if such Shareholders were present and acting at a meeting duly noticed and held for the purpose of adopting the resolutions and taking the corporate action hereinafter set forth.


                     AMENDMENTS TO ARTICLES OF INCORPORATION

     _________Article I of the Articles of Incorporation is hereby amended to read as follows:

     The name of this corporation is Superior Wireless Communications, Inc.

     Article IV of the Articles of Incorporation is hereby amended to read as follows:

          The aggregate number of shares of all classes of capital stock which the Corporation has authority to issue is 65,000,000 of which 50,000,000 are to be shares of common stock, $.001 par value per share, and of which 15,000,000 are to be shares of serial preferred stock, $.001 par value per share. The shares may be issued by the Corporation from time to time as approved by the board of directors of the Corporation without the approval of the stockholders except as otherwise provided in this Article V or the rules of a national securities exchange if applicable. The consideration for the issuance of the shares shall be paid to or received by the Corporation in full before their issuance and shall not be less than the par value per share. The consideration for the issuance of the shares shall be cash, services rendered, personal property (tangible or intangible), real property, leases of real property or any combination of the foregoing. In the absence of actual fraud in the transaction, the judgment of the board of directors as to the value of such consideration shall be conclusive. Upon payment of such consideration such shares shall be deemed to be fully paid and nonassessable. In the case of a stock dividend, the part of the surplus of the Corporation which is transferred to stated capital upon the issuance of shares as a stock dividend shall be deemed to be the consideration for their issuance.

          A description of the different classes and series (if any) of the Corporation's capital stock, and a statement of the relative powers, designations, preferences and rights of the shares of each class and series (if any) of capital stock, and the qualifications, limitations or restrictions thereof, are as follows:

               A. Common Stock. Except as provided in this Certificate, the holders of the common stock shall exclusively posses all voting power. Subject to the provisions of this Certificate, each holder of shares of common stock shall be entitled to one vote for each share held by such holders.

               Whenever there shall have been paid, or declared and set aside for payment, to the holders of the outstanding shares of any class or series of stock having preference over the common stock as to the payment of dividends, the full amount of dividends and sinking fund or retirement fund or other retirement payments, if any, to which such holders are respectively entitled in preference to the common stock, then dividends may be paid on the common stock, and on any class or series of stock entitled to participate therewith as to dividends, out of any assets legally available for the payment of dividends, but only when and as declared by the board of directors of the Corporation.

               In the event of any liquidation, dissolution or winding up of the Corporation, after there shall have been paid, or declared and set aside for payment, to the holders of the outstanding shares of any class having preference over the common stock in any such event, the full preferential amounts to which they are respectively entitled, the holders of the common stock and of any class or series of stock entitled to participate therewith, in whole or in part, as to distribution of assets shall be entitled, after payment or provision for payment of all debts and liabilities of the Corporation, to receive the remaining assets of the Corporation available for distribution, in cash or in kind.

               Each share of common stock shall have the same relative powers, preferences and rights as, and shall be identical in all respects with, all the other shares of common stock of the Corporation.

               B. Serial Preferred Stock. Except as provided in this Certificate, the board of directors of the Corporation is authorized, by resolution or resolutions from time to time adopted, to provide for the issuance of serial preferred stock in series and to fix and state the powers, designations, preferences and relative, participating, optional or other special rights of the shares of each such series, and the qualifications, limitation or restrictions thereof, including, but not limited to determination of any of the following:

                    (1) the  distinctive  serial  designation  and the number of shares constituting such series;

                    (2) the rights in respect of  dividends,  if any, to be paid on the shares of such series, whether dividends shall be cumulative and, if so, from which date or dates, the payment or date or dates for dividends, and the participating or other special rights, if any, with respect to dividends;

                    (3) the  voting  powers,  full or  limited,  if any,  of the shares of such series;

                    (4) whether the shares of such  series  shall be  redeemable and, if so, the price or prices at which, and the terms and conditions upon which such shares may be redeemed;

                    (5) the  amount or amounts  payable  upon the shares of such series in the event of voluntary or involuntary liquidation, dissolution or winding up of the Corporation;

                    (6) whether  the shares of such series  shall be entitled to the benefits of a sinking or retirement fund to be applied to the purchase or redemption of such shares, and, if so entitled, the amount of such fund and the manner of its application, including the price or prices at which such shares may be redeemed or purchased through the application of such funds;

                    (7) whether the shares of such series  shall be  convertible into, or exchangeable for, shares of any other class or classes or any other series of the same or any other class or classes of stock of the Corporation and, if so convertible or exchangeable, the conversion price or prices, or the rate or rates of exchange, and the adjustments thereof, if any, at which such conversion or exchange may be made, and any other terms and conditions of such conversion or exchange;

                    (8)  the   subscription   or  purchase  price  and  form  of
               consideration for which the shares of such series shall be issued; and

                    (9) whether the shares of such series  which are redeemed or converted shall have the status of authorized but unissued shares of serial preferred stock and whether such shares may be reissued as shares of the same or any other series of serial preferred stock.

               Each share of each series of serial preferred stock shall have the same relative powers, preferences and rights as, and shall be identical in all respects with, all the other shares of the Corporation of the same series, except the times from which dividends on shares which may be issued from time to time of any such series may begin to accrue.


              EXCHANGE OF SERIES A PREFERRED STOCK FOR COMMON STOCK

     RESOLVED, that each of the 6,004,836 shares of presently issued and outstanding common stock of the Corporation be exchanged for one share of preferred stock designated as Class A Convertible Cumulative Preferred Stock (the "Class A Preferred Stock"), par value of $.001 per share, with the following rights and preferences:

          1. Record Date. All common stockholders of record at the close of business in New York, NY on the 17th day of October, 1996 ("the Record Date") will exchange each share of common stock held for one share of Class A Preferred Stock.

          2. Dividends. The holders of the Class A Preferred Stock ("Holders") shall be entitled to cumulative preferential dividends, when, as and if declared by the Board of Directors quarter annually on November 15, February 15, May 15 and August 15 each year in an amount equal to ten percent (10%) per annum of the liquidation preference per share of $1.50. In the event the Corporation has not filed a registration statement relating to the Conversion Shares (as hereinafter defined) under the Securities Act of 1933, as amended (the "Act"), after the Record Date for the exchange of the Class A Preferred Stock by the Corporation and such registration statement is not effective under the Act on the Conversion Date, the cumulative preferential dividend rate shall be increased to twelve (12%) per annum of the liquidation preference per share of $1.50.

     Dividends may be paid (to the extent permissible under the Nevada Revised Statutes) to the Holders in cash or, at the option of the Company, in shares (the "Dividend Shares") of common stock of the Corporation, par value $.001 per share (the "Common Stock") (based upon the average last sale price of a share of Common Stock for the five (5) trading days preceding the record date for a particular dividend) provided that such Dividend Shares are covered by a current registration statement which has been declared effective under the Act.

          3. Liquidation Rights. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation, each share of Class A Preferred Stock shall be entitled to receive $1.50 per share.

          4. Voting Rights. The Holders shall be entitled to one vote for each five shares held upon any matters to which holders of common stock are entitled to vote at the same time and in the same manner as the common stockholders.

          5. Redemption. The Class A Preferred Stock is not redeemable by the Corporation.

          6. Conversion Into Common Stock. (a) Upon the earlier of: (i) 24 months after the Record Date for the exchange of Class A Preferred Stock for common stock or (ii) 14 months after the effective date of a registration statement under the Act covering a primary offering of not less than $10,000,000 of common stock of the Corporation (the "Conversion Date") and with no other action required by the Corporation or the Holder, the shares of Class A Preferred Stock held by each Holder shall be converted into the next highest number of whole shares of the Corporation's Common Stock (the "Conversion Shares") as shall equal $1.50 plus all accrued and unpaid dividends per share divided by 90% of the average daily closing prices for the 30 consecutive trading days commencing with the 35th trading day before the Conversion Date (the "Conversion Price") subject to adjustment as set forth below.

               (b) The Conversion Price shall be subject to adjustment as follows:

                    (i) In the event that the  Corporation  shall  issue or sell shares of its Common Stock (except for shares issuable upon exercise or conversion of securities outstanding or issuable by the Company as of the date hereof) at a price per share less that the then current Conversion Price (the "New Issue Price"), the Conversion Price shall be reduced to the greater of the New Issue Price or $1.25 per share; and

                    (ii) In the event that the Corporation's registration statement under the Act registering the Conversion Shares is not effective on the Conversion Date, the Conversion Price shall be subject to an additional reduction of 10% for each 90-day delay in the effective date of such registration statement, provided however that in no event shall the Conversion Price be less than $1.25 per share.

               (d) Promptly after the receipt of certificates representing Class A Preferred Stock and surrender of Class A Preferred Stock, the
          Corporation shall issue and deliver, or cause to be issued and delivered, to the Holder a certificate or certificates for the number of next highest number of whole shares of Common Stock issuable upon the conversion of such Class A Preferred Stock. No fractional shares shall be issued upon conversion of the Class A Preferred Stock into shares of Common Stock. To the extent permitted by law, the conversion shall be deemed to have been effected as of the close of business on the Conversion Date (or on the next preceding business day if the Conversion Date is not a business day) and at that time the rights of the Holder, as such Holder, shall cease, and the holder shall become the Holder of record of Conversion Shares.

               (e) Upon any liquidation or winding up of the Corporation, the right of conversion of the Class A Preferred Stock shall terminate at the close of business on the last full business day before the date fixed for payment of the amount distributable in liquidation of the Class A Preferred Stock.

          7. Registration Rights. Unless sooner registered, the Corporation shall file a registration statement registering the Conversion Shares issuable to the Holders of Class A Preferred Stock. In the event that the registration statement is not effective on the Conversion Date, the Conversion Price will be reduced as provided by Subsection 6(b) hereof, and dividends payable on the Class A Preferred Stock will be increased as provided by Subsection 2 hereof.

          8. Rank. With respect to the payment of dividends and upon liquidation, the shares of the Class A Preferred Stock shall rank junior to any other shares of Preferred Stock and senior to the shares of Common Stock of the Corporation.

     BE IT FURTHER RESOLVED, that the proper officers of this Corporation be, and each hereby is, authorized, empowered and directed, to prepare, execute and deliver to, or upon the order of, each holder of record of shares of common stock, a certificate or certificates evidencing the ownership of the shares of Class A Preferred Stock;

     BE IT FURTHER RESOLVED, that upon issuance thereof, each of said shares of Class A Preferred Stock of the Corporation be, and each such share hereby is, vested in each holder of record of shares of common stock as the owner thereof as fully paid and non-assessable shares of Class A Preferred Stock of the Corporation; and

     BE IT FURTHER RESOLVED, that the President and the Secretary or Assistant Secretary of the Corporation be, and each of them hereby is, authorized to execute and deliver such documents and instruments and to do all acts and things to effectuate the intent of the foregoing resolutions.


           AMENDMENT TO MICRO-LITE TELEVISION, INC. STOCK OPTION PLAN

     RESOLVED, that Section II of the Micro-Lite Television, Inc. Stock Option Plan effective the 1st day of January, 1993 shall be amended so that subparagraph H reads as follows:
               "Plan" shall mean the Superior Wireless Communications, Inc. Stock Option Plan.

     BE IT FURTHER RESOLVED, that the Micro-Lite Television, Inc. Stock Option Plan shall be amended by deleting therefrom the following section:

                         VIII. TERMINATION OF EMPLOYMENT

               Except as provided in Article IX below, if a Participant ceases to be employed by the Company, his Options shall terminate immediately; provided, however, that if a Participant's cessation of employment with the Company is due to his retirement with the consent of the Company, the Participant may, at any time within three (3) months after such cessation of employment, exercise his Options to the extent that he was entitled to exercise them on the date of cessation of employment, but in no event shall any Option be exercisable more than ten (10) years from the date it was granted. The Committee may cancel an Option during the three (3) month period referred to in this paragraph, if the Participant engages in employment or activities contrary, in the opinion of the Committee, to the best interests of the Company. The Committee shall determine in each case whether a termination of employment shall be considered a retirement with the consent of the Company, and, subject to applicable law, whether a leave of absence shall constitute a termination of employment. Any such determination of the Committee shall be final and conclusive, unless overruled by the Board.

     BE IT FURTHER RESOLVED, that the President and the Secretary of the Corporation be, and each of them hereby is, authorized to execute and deliver such documents and instruments and to do all acts and things to effectuate the intent of the foregoing resolution.

     EXECUTED in multiple counterparts by each of the Directors of the Corporation and the holders of a majority of the outstanding shares of capital stock entitled to vote as of the date set below their respective signatures.

                                                    DIRECTORS



  /s/  Jon H. Marple                          /s/  Mary Blake
Jon H. Marple, Director                       Mary Blake, Director
Date:  October 9, 1996                        Date: October 9, 1996



  /s/  John C. Spradley                        /s/  Charles Bartell
John C. Spradley, III, Director                Charles Bartell, Director
Date:  October 9, 1996                         Date: October 9, 1996



  /s/  Jon Richard Marple                      /s/  Brooks M. Freeman
Jon Richard Marple, Director                   Brooks M. Freeman, Director
Date:  October 9, 1996                         Date: October 9, 1996



  /s/  Jeffrey R. Matsen
Jeffrey R. Matsen, J.D., Director
Date:  October 9, 1996