Form 10KSB
period 1996-12-31
SUPERIOR WIRELESS COMMUNICATIONS INC
filed 1999-03-08
CIK 793986

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended: December 31, 1996
                                                    or
[  ]    Transition report pursuant to Section 13 or 15(d) of the Securities and
        Exchange Act of 1934

        For the transition period from:               to
                                         ------------    --------------

Commission file number:  33-5902-NY

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                         22-2774460
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)

210 South Main Street, Suite 900
Salt Lake City, Utah                                    84111
---------------------------------------            ----------------
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number, including area code:  (801) 595-0104

  Micro-Lite Television 9 Exchange Place, Suite 210 Salt Lake City, Utah 84111
                       (Former Name and address of Issuer)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class           Name of each exchange on which registered
    None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, Par Value $0.001
                    Class A Preferred Stock, Par Value $0.001
                              (Title of Each Class)

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The aggregate market value of voting stock held by non-affiliates of the registrant on February 16, 1999 was $527,698 based on an average bid and ask price of $0.125.

         The number of shares outstanding of the registrant's Preferred Class A Stock on February 16, 1999 was 6,729,166.
                       DOCUMENTS INCORPORATED BY REFERENCE
                        Form 8-K dated November 1, 1996.

                                      INDEX
                                                                           Page
                                                                          Number
                                     PART I.

Item 1.  Business.                                                             3

Item 2.  Properties.                                                          11

Item 3.  Legal Proceedings.                                                   11

Item 4.  Submission of Matters to a Vote of Security Holders.                 11

                           PART II.

Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters.                                                 11

Item 6.  Selected Financial Data.                                             13

Item 7.  Management's Discussion and Analysis of Financial                    13
         Condition and Results of Operations.

Item 8.  Financial Statements and Supplementary Data.                         15

Item 9.  Changes in and Disagreements with Accountants on                     15
         Accounting and Financial Disclosure.

                           PART III.

Item 10. Directors and Executive Officers of the Registrant.                  15

Item 11. Executive Compensation.                                              16

Item 12. Security Ownership of Certain Beneficial
         Owners and Management.                                               16

Item 13. Certain Relationships and Related Transactions.                      16

                                    PART IV.

Item 14. Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K.                                             17

                                     PART I.

All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's plans for future development and operation of its business, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; pricing pressures which could affect demand for the Company's service; changes in labor, equipment and capital costs; the Company's inability to develop and implement new services such as high-speed Internet access, two-way multi-media services and digital video; the Company's inability to obtain the necessary authorizations from the Federal Communications Commission ("FCC") for such new services; competitive factors, such as the introduction of new technologies and competitors into the wireless communications business; a failure by the Company to attract strategic partners; general business and economic conditions; and the other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission ("SEC"). The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and as such, speak only as of the date made.

ITEM 1. BUSINESS

                                   THE COMPANY

         Superior Wireless Communications, Inc. (hereinafter referred to as the "Company" or "Superior") is engaged in the business of accumulating wireless cable licenses. This business includes the accumulation of certain Multipoint Distribution Service (hereinafter referred to as "MDS"), Multichannel Multipoint Distribution Service (hereinafter referred to as "MMDS"), Instructional Television Fixed Service (hereinafter referred to as "ITFS") and Low-Power Television Station (hereinafter referred to as "LPTV") rights (collectively MDS, MMDS, ITFS and LPTV are sometimes hereinafter referred to as "Wireless Cable Rights" or "Wireless Cable Channels"). The Company has wireless cable channel rights in 7 domestic markets representing approximately 1.0 million households, approximately .8 million of which the Company believes can be served by line-of-sight ("LOS") transmissions (which generally require a direct, unobstructed transmission path from the central transmitting antenna to the antenna located on the subscriber's premises). The Company has obtained these rights through purchases, leases and lease-purchase agreements in the following domestic markets: Erie, Pennsylvania; Farmington, Missouri; Harrison, Arkansas; Marshalltown and Cedar Rapids, Iowa; Columbia, Kentucky; and Lewiston, Idaho. The Company intends to construct wireless cable systems or wireless Internet systems in some of these markets and may lease and/or sell its rights in some of these markets.

                                   Background

     On December 12, 1991, Marrco Communications, Inc. (hereinafter referred to as "Marrco") was founded for purposes of accumulating Wireless Cable Rights in domestic markets.

         On March 14, 1994 in accordance with the terms and provisions of a certain Purchase Agreement dated as of March 14, 1994 by and between the Company and Marrco, 6,500,000 shares of the Company's Common Stock, $.001 par value per share, were issued to Marrco or its nominees in consideration of Marrco's sale, assignment and transfer to the Company of all rights, title and interest of Marrco in and to all inventory, contract rights, license rights, accounts, furniture, equipment, goods, documents, instruments, money, marketable securities and all intangible assets of every kind and description of Marrco, without exception, subject to the assumption by the Company of all debts and liabilities of Marrco. Pursuant to the Agreement, the business of the Company that existed on March 13, 1994 was distributed to Monroe Arndt, the President and a director of the Company, prior to his resignation on March 14, 1994.

         On October 25, 1996 the name of the Company was changed to Superior Wireless Communications, Inc. and each of the 6,004,836 shares of then issued and outstanding common stock of the Corporation were exchanged for one share of preferred stock designated as Class A Convertible Cumulative Preferred Stock (the

"Class A Preferred Stock"), par value of $.001 per share. The Class A Preferred Stock carries a ten percent (10%) dividend, which may be paid in common stock, and is convertible into Common Stock of the Company as of October 25, 1998 (the "Conversion Date"). The rate of this conversion is dependent on the price of the Company's Common Stock prior to the Conversion Date. Currently, the Company has no common stock outstanding, therefore the conversion price will most likely be based upon a price of $1.25 per share.

                                    Overview

         The Company had originally targeted small to mid-size markets with significant numbers of LOS households that do not have access to traditional hard-wire cable. It was the Company's intention to construct wireless cable systems within those markets. Currently, the Company does not believe that the financing of wireless cable is feasible, as such, the focus has been switched to the larger markets of the Company, like Erie, Farmington and Cedar Rapids. In these markets the Company believes that it can successfully launch high-speed wireless Internet systems. Currently, there are a number of different equipment operators offering equipment to transmit high-speed data signals over the Wireless Cable Channels.

                       High-Speed Internet Access Service

Asymmetrical Internet Access. The Company's high-speed Internet access strategy is to initially launch commercial operations in a small number of markets in order to evaluate the long-term viability and financial returns of the business. This technology will initially utilize a high-speed wireless cable modem for downstream Internet access, while relying on a telephone line for upstream Internet access.

Two-Way Internet Access. During 1996, various industry participants successfully tested a two-way wireless Internet technology using existing transmission and reception equipment. This test confirmed that wireless cable frequencies are capable of delivering two-way Internet access at speeds that are significantly faster than speeds commonly available using conventional telephone lines. However, before the Company may begin offering two-way Internet access on a commercial basis, it must secure certain regulatory approvals from the FCC. Various other wireless cable operators petitioned the FCC in March 1997 to expand its digital authorizations to permit two-way transmission. The FCC issued a Notice of Proposed Rule Making in October of 1997 soliciting comments on the proposal. The comment period closed in February 1998. The final ruling on the proposed rule making is currently pending at the FCC. See "Regulation."

                     CERTAIN REQUIREMENTS AND UNCERTAINTIES

The Company has begun planning, it has not introduced high-speed Internet access service in any of its markets. The Company's ability to introduce these services on a broad commercial basis will depend on a number of factors, including the availability of sufficient capital, the success of the Company's development efforts, competitive factors (such as the introduction of new technologies or the entry of competitors with significantly greater resources than the Company and increased competition for the renewal of programming and channel lease agreements), the availability of appropriate transmission and reception equipment on satisfactory terms, the expertise of the Company's management, and the Company's ability to obtain the necessary regulatory changes and approvals in a timely fashion. There is also uncertainty regarding the degree of subscriber demand for these services, especially at pricing levels at which the Company can achieve an attractive return on investment. Moreover, the Company expects that the market for any such services will be extremely competitive. See "Competition."

                                INDUSTRY OVERVIEW

Industry Overview

The Internet, a network of hundreds of interconnected, separately administered public and commercial networks, has emerged as a global communications medium enabling millions of people to share information and conduct business electronically. During the past few years, the number of Internet users, advertisers and content developers and businesses online has grown dramatically. With readily available, low-cost Internet access, consumers and businesses are making increased use of Web browsers, electronic mail, corporate intranets, telecommuting, online advertising and electronic commerce. According to Wireless Broadcasting Magazine, there are over 12 million Internet users in the United States. According to Jupiter Communications, the number of Internet households worldwide will grow from an estimated 23.4 million in 1996 to 66.6 million by 2000. The Company believes that this growth in the number of users will drive more substantial increases in both Internet advertising, which International Data Corporation ("IDC") estimates will grow from $181 million in 1996 to $2.9 billion in 2000, and Internet commerce, which IDC estimates will grow from $318 million in 1995 to $95 billion in 2000.

Internet usage continues to be stimulated by a number of factors, including the emergence of the World Wide Web, the increasing sophistication of Internet browsers and Web-enabled software, the availability of low-cost, flat-rate pricing for Internet access and online services, and the wealth of increasingly useful information published on the Internet. Increased Internet usage and the availability of powerful new tools for the development and distribution of Internet content have led to a proliferation of Internet-based services, such as advertising, online magazines, specialized news feeds, interactive games and educational and entertainment applications, that are increasingly incorporating multimedia information such as video and near-CD-quality audio clips. The Internet has the potential to become a platform through which consumers and businesses easily access rich multimedia information and entertainment, creating new sources of revenue for advertisers, content providers and businesses. The growth of Internet advertising and commerce depends, in part, on the ability of advertisers and online merchants to deliver a compelling multimedia message to attract viewers and potential customers.

It is estimated that approximately 40% of US households have personal computers and that 60% of businesses already have Internet access or will have access within one year. Almost all of the access is provided over local telephone company circuits, most of which are limited by current technology to providing 56 KBPS access. Many telephone companies also offer ISDN telephone service, with 128 KBPS or T-1 lines, with 1.4 MBPS, but such lines are not available in every area and are more expensive. Currently, the typical Internet user uses a modem with 14.4 KBPS to 33.6 KBPS capabilities. In early 1997, dial-up modems offering a peak data transmission speed of 56 KBPS were introduced for use with ISP/OSPs over existing telephone lines, although many ISP/OSPs do not yet support this transmission speed. The lack of a universal standard has slowed the rate of adoption of faster modems. Integrated Services Digital Network ("ISDN") technology enables a peak data transmission speed of 128 KBPS between the user and the ISP/OSP over specially conditioned telephone lines. Although ISDN technology has been available for several years, it has not been widely deployed due primarily to its high costs. Asymmetric Digital Subscriber Line ("ADSL") is currently the most prominent implementation of Digital Subscriber Line ("xDSL") technology, an emerging telecommunications protocol originally developed to deliver video on demand. ADSL enables peak data transmission speeds of 8.4 MBPS downstream from the ISP/OSP to the user and 640 KBPS upstream from the user to the ISP/OSP; however, typical implementations realize substantially lower data transmission speeds. ADSL access is priced significantly above other access services and is not expected to be widely available in the near term. Cable modem technology offers data transmission at speeds of 10 MBPS downstream and 10 MBPS upstream, with speeds comparable to wireless available only in those metropolitan areas where hybrid fiber-coaxial ("HFC") cable is installed at significant cost. The perceived advantage of cable modem access to the Internet is the availability of current infrastructure. However, businesses, which are the heaviest users of Internet services, are not typically wired for cable, and cable companies are already laden with debt and are burdened with a negative consumer perception.

Satellite-delivered approaches such as direct broadcast satellite ("DBS") currently provide a peak data transmission speed of approximately 400 KBPS downstream and rely on dial-up modems and the telephony network for upstream transmission ("telephone return"). These approaches have scaling limitations due to the necessity of dividing a finite amount of satellite bandwidth among subscribers in a broad geographic area. Other wireless offerings rely on ground-based radios instead of satellites. Such offerings include multichannel multipoint distribution service ("MMDS"), low power television stations in the VHF bandwidth ("LPTV") and local multipoint distribution service ("LMDS"), which are one-way and two-way high-bandwidth wireless digital broadcasting systems, respectively. MMDS and LMDS are not yet widely available, require unobstructed "line-of-sight" transmission paths and may require additional radio frequency spectrum allocations, an entirely new distribution infrastructure and new equipment (including specialized radio modems).

Competition

The  markets  for  consumer  and  business   Internet   services  are  extremely
competitive,  and the Company  expects that  competition  will  intensify in the future. The Company's most direct competitors in these markets are ISPs, national long distance carriers and local exchange carriers, wireless service providers, OSPs and Internet content aggregators. Many of these competitors are offering (or may soon offer) technologies that will attempt to compete with some or all of the Company's high-speed data service offerings. Such technologies include Integrated Services Digital Network ("ISDN") and Digital Subscriber Line ("xDSL"). The Company also competes with other wireless, telephone or cable-based data services. The bases of competition include transmission speed, reliability of service, ease of access, price/performance, ease-of-use, content quality, quality of presentation, timeliness of content, customer support, brand recognition and operating experience. ISPs, such as BBN Corporation ("BBN"), Earthlink Network, Inc. ("Earthlink"), MindSpring Enterprises, Inc. ("MindSpring"), Netcom On-Line Communications Services, Inc. ("Netcom") and PSInet Inc. ("PSInet"), provide basic Internet access to residential consumers and businesses, generally using existing telephone network infrastructures. This method is widely available and inexpensive. Barriers to entry are low, resulting in a highly competitive and fragmented market. Long distance inter-exchange carriers, such as AT&T Corp. ("AT&T"), MCI Communications Corporation ("MCI"), Sprint Corporation ("Sprint") and WorldCom, Inc. ("WorldCom"), have deployed large-scale Internet access networks and sell connectivity to business and residential customers. The regional Bell operating companies ("RBOCs") and other local exchange carriers have also entered this field and are providing price competitive services, and cable television companies are also offering Internet access. Many of such carriers are offering diversified packages of telecommunications services, including Internet access service, to residential customers and could bundle such services together, which could place the Company at a competitive disadvantage.

Wireless service providers, including AT&T and Hughes Network Systems, are developing wireless Internet connectivity, such as multichannel multipoint distribution service, local multipoint distribution service and digital broadcast satellite. OSPs include companies such as America Online, Inc. ("America Online"), CompuServe Corporation ("CompuServe"), Microsoft's Microsoft Network ("MSN"), Prodigy, Inc. ("Prodigy") and WebTV Networks Inc. ("WebTV") (which has agreed to be acquired by Microsoft) that provide, over the Internet and on proprietary online services, content and applications ranging from news and sports to consumer video conferencing. These services are designed for broad consumer access over telecommunications-based transmission media, which enables the provision of data services to the large group of consumers who have personal computers with modems. In addition, they provide basic Internet connectivity, ease-of-use and consistency of environment. In addition to developing their own content or supporting proprietary third-party content developers, online services often establish relationships with traditional broadcast and print media outlets to bundle their content into the service, such as the relationship of Microsoft with NBC to provide multimedia news and information programming over both cable television and MSN.

Content aggregators seek to provide a "one-stop" shop for Internet and online users. Their success depends on capturing audience flow, providing ease-of-use and offering a range of content that appeals to a broad audience. Their business models are predicated on attracting and retaining an audience for their set of offerings. Leading companies in this area include America Online, CompuServe, Excite, Inc. ("Excite"), Microsoft and Yahoo! Inc. ("Yahoo!"). In this market, competition occurs in acquiring both content providers and subscribers. The principal bases of competition in attracting content providers include quality of demographics, audience size, cost- effectiveness of the medium and ability to create differentiated experiences using aggregator tools. The principal bases of competition in attracting subscribers include richness and variety of content and ease of access to the desired content. The proprietary online services such as America Online, CompuServe and MSN have the advantage of a large customer base, industry experience, many content partnerships and significant resources.

Many cable system operators have developed their own cable-based services and market those services to unaffiliated cable system operators that are planning to deploy data services. Several cable system operators, including Time Warner Inc. ("Time Warner") and the Continental Cablevision subsidiary of U S WEST, Inc. ("US West"), have deployed high-speed Internet access services over their existing local HFC cable networks. Specifically, Time Warner, which is the second largest cable company in the United States, has established its own cable-based ISP with proprietary content, called Road Runner, which features a variety of Time Warner publications and services. Time Warner plans to market the RoadRunner service through Time Warner's own cable systems as well as to other cable system operators nationwide. Continental Cablevision has developed another service called Highway One, which offers high-speed Internet services to its existing customers. Others that have publicly announced limited-area trials for their own cable-based Internet services include Adelphia, BellSouth Corporation ("BellSouth") and Jones Intercable, Inc. ("Jones Intercable"). Some of these companies such as Time Warner have their own substantial libraries of multimedia content and the other competitors could establish strategic relationships with content providers, which could provide them with a significant competitive advantage.

Many of the Company's competitors and potential competitors have substantially greater financial, technical and marketing resources, larger subscriber bases, longer operating histories, greater name recognition and more established relationships with advertisers and content and application providers than the Company. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and devote substantially more resources to developing Internet services or online content than the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect the Company's business, operating results or financial condition. Further, as a strategic response to changes in the competitive environment, the Company may make certain pricing, service or marketing decisions or enter into acquisitions or new ventures that could have a material adverse effect on the Company's business, operating results or financial condition.

Regulatory Environment

The Company's services are subject to current regulations of the Federal Communications Commission (the "FCC") with respect to the use of its wireless access. In addition, changes in the regulatory environment relating to the Internet connectivity market, including regulatory changes that, directly or indirectly, affect telecommunications costs, limit usage of subscriber-related information or increase the likelihood or scope of competition from the RBOCs or other telecommunications companies, could affect the prices at which the Company may sell its services. For example, regulations recently adopted by the FCC are intended to subsidize Internet connectivity rates for schools and libraries, which could affect demand for the Company's services. The Company cannot predict the impact, if any, that future regulation or regulatory changes might have on its business.

Business Strategy

The Company plans on offering wireless applications to access the Internet. The opportunity for this application over a wide area became available in 1996 when a wireless downstream application for Internet access was announced. This technology is built around a headend (Point of Presence or "POP") that is then connected to a microwave transmitter located in the 2.5-2.7 GHz-bandwidth range.

Although the one-way system works well, it is a "downstream" only transmission. A customer is still tethered to a phone line through an ISP to transmit information onto the Internet backbone. The return information is then obtained by high-speed return. Recently, however, newer technology has provided wireless two-way applications. With wireless two-way a customer eliminates the phone companies altogether and is provided high-speed up and down the pipe. The customer's computer is always on the Internet with virtually no delays in downloading any file. The two-way system also opens the door to telephone, videoconferences, and a wide- range of other applications.

In the Company's view:

     ; There is a huge and rapidly growing market demand for high-speed Internet access that will be satisfied by the Company's wireless products.
     ; Two-way wireless solutions provide a high growth-potential.
     ; The Company's  wireless  approach has a  potentially  national and global application.
     ; Wireless applications can cut infrastructure cost by as much as 50%, thus reducing equipment cost dramatically.

     ; The market focus of the Company will be small to mid-size businesses and high-end Internet users.

Wireless Network Solutions

The Company plans on providing high-speed wireless Internet access to businesses and high-end individual users. Such primary targets are Multiple Dwelling Units (apartments, condominiums), commercial buildings, and telecommuters. The application of each of these units is better shown by example than discussion.

A large apartment complex or condo will be linked to the Company's wireless two-way headend and ISP rather inexpensively. Then cable is run to each unit within the building, similar to phone or cable wiring. Each of those units is now ready to receive the Company's signal and an individual secure link to the Internet. As the Company will become the customer's ISP as well as their high-speed access provider and Web host, the customer eliminates second phone line charges, ISP fees and the necessity to purchase a traditional phone modem. For about the same cost per month, that user can receive high-speed access with savings that the Company contends can't be matched by any other service available today.

Another  example  of  high-end   Internet  use  is  the  growing   telecommuting
industry--the home-office user that must have high-speed access.

Internet Service Provider

Wireless Internet access solutions will be the core of the Company's business. The sales forecasts made by the Company made it clear, however, that most business executives want a full service provider. The Company believes that businesses generally want an Internet provider that has the ability to address all Internet needs in full. The Company plans on offering the full array of Internet services to its customers.

The Company believes that the dial-up subscribers are important. They may eventually want to upgrade as they become more active on the Internet and as the price of wireless modems fall.

Marketing

Although the Company expects the bulk of its new subscribers will come from acquisition, local sales and marketing are also an integral part of the Company's growth plan. Local marketing will give the Company brand name recognition that will lead to wireless system sales.

The Company's ISP marketing strategy is built around local activity with local radio, TV, newspapers, and retail computer stores.

Web Development, Design, and Hosting

Web sites are business tools that can dramatically improve customer service, expand marketing efforts, and reduce marketing and support cost. It is a relatively low maintenance and profitable business.

Product and Services

The Company will provide a wide array of Internet and data services ranging from basic single-user dial-up accounts to web hosting and design to elaborate corporate data transfer solutions. In basic terms, the Company will provide a connection to the Internet and various related services to help companies promote their business on the Internet.

The Company's quality and reliable service begins with its connection to the Internet. In each of its operating markets, a high-speed connection to a major Internet backbone provider will be part of the Company's system.

The Point-of-Presence ("POP") is where the data is routed between the Internet and local users. The Company's POPs will use the latest in technology and equipment from manufacturers which include Unix and

NT servers, Cisco routers, digital modems by Ascend and Lucent Technologies, and computer hardware by Sun Microsystems, Dell Computer, and other reputable manufacturers.

Dial-Up Connections

The simplest connection to the Internet is the dial-up account. This method of service connects the user to the Internet through the use of a modem and standard telephone line. Currently, users can connect via dial-up at speeds up to 56 KBPS. The Company will support these users through the use of sophisticated modem banks at the POP that send data through a router and out to the Internet. The Company will support the higher speed 56K and ISDN connections with state-of-the-art digital modems. With a dial-up connection, a user can gain access to the Internet for e-mail, World Wide Web ("WWW"), FTP, newsgroups, and a variety of other useful applications.

User-to-Modem Ratio

A dial-up connection requires the use of a modem on the customer side and a modem at the POP. The customer normally owns his or her modem. The modem at the POP side of the connection is owned and maintained by the ISP. These modems come in a chassis, or "bank," that holds multiple modems, such as the Ascend 4000 or Portmaster PM3. Each time a dial-up customer connects, he or she uses one of the limited number of modems at the POP. Once all the modems are in use, subsequent users will get busy signals. Most ISPs maintain a user-to-modem ratio of 8-to-1 to 12-to-1. ISPs using a higher ratio will most likely have users that, at times, cannot connect to the POP or must wait for modems to become available for use. The Company plans to maintain a user-to-modem ratio that is below the industry average of 10-to-1.

Dedicated Dial-up Connections

For the user who needs to be connected immediately to the Internet 100% of the time, the Company will offer dedicated dial-up connections. This service basically sets aside one dial-up modem for the customer, guaranteeing that the customer can always get a connection when needed.

Web Hosting Services

Web hosting is in essence the rental of space on a server that has a full-time connection to the Internet. The Company will host a customer's Web space, allowing access to it by customers, employees, suppliers, etc. 24- hours per day, seven days a week. As part of the service, the Company will apply for a virtual domain (www.yourcompany.com) for its customers through InterNIC, a company that registers and verifies domain names. The application process takes 24 to 48 hours to complete. When the domain name is registered, the Company reserves a portion of hard disk space on one of its servers where the customer can upload the web page. The page has its own address and can be reached by anyone on the Internet at any time. Virtual hosting also allows companies to assign e-mail addresses with their own domain name.

The Market

The Internet and Internet Access. The growth of the Internet is well documented and perhaps the greatest growth industry in the history of the World.

     ; Growth in the Internet is about 10% per month.
     ; Every two seconds the Internet has a new subscriber.
     ; Use of the Internet file search and retrieving tool is currently  growing at 1,000 percent  annually.
     ; There are more than 10 million host computer
       systems connected to the Internet.
     ; Transactional commerce on the Internet is estimated at $2 billion  today, and by the year 2002 will be at $300 billion.
     ; User population of the Internet is approaching over 100 million people.

Business Integration in a World of Wireless E-Commerce. Global villages, virtual communities, information superhighways, and gigabit networks have been used to describe the world where teleconferencing, interactive television, traditional on-line information services, and public telephone systems converge. The

U.S. information services market is huge, and its shift toward digital media is a change of monumental proportions. Today's communication networks are not ready to meet the demands being placed upon them. The trend towards digital delivery will require improvements to the underlying communication infrastructure.

Telecommuting, Telephony, and Video Conferencing. Integration is not confined to interconnecting a corporation's major locations. With the use of laptop, palmtop, and notebook computers on the rise, there is an increasing demand to provide access to corporate networks while employees are at home and on the road. Demand for remote access will continue to grow and increase the demand for modems, routers, and cellular communications software and hardware.

A conservative estimate by the Rochester Institute of Technology's Office of Distance Learning shows that 5.5 million people are presently working from remote offices. According to the Gartner Group, telecommuting and in-band video conferencing is expected to expand from such base to approximately 30 million users in the USA by the year 2000. Additionally, the U.S. Department of Transportation estimates that fifteen percent (15%) of the USA workforce will be utilizing telecommuting and in-band conferencing by the year 2002. Therefore, the growth in that marketplace is expected to be dramatic as corporations understand the benefits to management through the increase in employees' (1) morale, (2) flexibility, (3) reduced office costs and (4) compliance with federal standards. The Telecommunications Act, recently passed by Congress, will clear the way for telecommuting to become commonplace.

The World Wide Web. The World Wide Web is the multimedia part of the Internet. It is the primary system used on the Internet to find and transfer information. It has, moreover, become (with the exception of e-mail) the most popular and the most promising and active source for business use.

The Web offers incredible diversity for business, education, communication, and entertainment. Web pages are available on the Internet in tens of thousands of styles and subjects, with almost as many reasons for posting them on the Web. For example, there are thousands of sites in each of these subject areas:
     ;   Commercial, Shareware, Freeware software
     ;   Business, marketing, commerce
     ;   Finance, stock market, corporate information
     ;   K-12 education
     ;   Online books
     ;   Online magazines
     ;   Government sites  and information
     ;   Legal information
     ;   Health and medical information
     ;   Daily and categorized news
     ;   Travel/booking/ticketing information and purchase
     ;   Reference books
     ;   Scientific sites covering archeology through zoology
     ;   History
     ;   Museums and libraries

Virtually all knowledge in the history of mankind may someday soon be on the Web. For example, the Vatican has started to download images of 150,000 original documents dating from as early as the second century A.D. on the Internet. The Securities and Exchange Commission maintains free Internet access to its library of corporate records.

Last year Web-based transactions came to nearly $20 billion and online retail to $2.74 billion in sales. By 2003 the U.S. Department of Commerce estimates that figure could reach $115 billion.

Market Strategy

The Company views market share within the delivery of high-speed Internet access as extremely fragmented. Competitive firms and industry view Internet access as a by-product of their core business. Cable and Satellite's primary mission is, of course, television delivery; RBOC's mission is the delivery of long distance and local phone service. Wireless cable companies (whose frequencies may be used for Internet access) are awash in debt and unable to add product value.

The Company believes that it has immense opportunities for acquisition in the ISP area, thus providing an expanded subscriber base, local phone lines, equipment, offices, and technicians. ISPs are available now because most were started several years ago by technically oriented people who had little or no marketing or sales skills.

Employees

The Company currently has only one employee.

ITEM 2. PROPERTIES

         The Company currently rents approximately 300 square feet of office space for its offices in Utah, under a rental arrangement with the Company's Vice President. The rent is accrued at a rate of $500 per month and will be converted into stock of the Company at the time that the Company receives adequate financing to move forward with its development plans.

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is trading on the Over-the-Counter Bulletin Board under the symbol "SUWL". As of February 17, 1999, the Company had 748 holders of record. The following table sets forth, on a per share basis for the period shown as adjusted for a thirty-for-one reverse stock split enacted on March 13, 1994, the high and low bid and prices of the Common Stock as reported on the OTC Bulletin Board.

                                                     Closing
                                                    Bid Price
                                                  High       Low
Fiscal Year Ended December 31, 1994
         First Quarter (1)  .  .  .  .  .  .  .   $2.00     $2.00
         Second Quarter   .  .  .  .  .  .  .     $2.00     $2.00
         Third Quarter   .  .  .  .  .  .  .  .   $2.00     $0.75
         Fourth Quarter .  .  .  .  .  .  .  .    $1.00     $0.75
Fiscal Year Ended December 31, 1995
         First Quarter .  .  .  .  .  .  .  .     $0.875    $0.75
         Second Quarter   .  .  .  .  .  .  .     $0.875    $0.75
         Third Quarter  .  .  .  .  .  .  .  .    $0.75     $0.50
         Fourth Quarter   .  .  .  .  .  .  .     $0.75     $0.25
Fiscal Year Ended December 31, 1996
         First Quarter .  .  .  .  .  .  .  .     $0.75     $0.375
         Second Quarter.  .  .  .  .  .  .  .     $0.375    $0.375
         Third Quarter  .  .  .  .  .  .  .  .    $0.375    $0.25
         Fourth Quarter   .  .  .  .  .  .  .     $0.25     $0.25

                                                     Closing
                                                    Bid Price
                                                  High       Low
Fiscal Year Ended December 31, 1997
         First Quarter .  .  .  .  .  .  .  .  .$0.25        $0.0625
         Second Quarter.  .  .  .  .  .  .  .  .$0.0625      $0.0625
         Third Quarter  .  .  .  .  .  .  .  .  $0.0625      $0.0625
         Fourth Quarter   .  .  .  .  .  .  .  .$0.0625      $0.03125
Fiscal Year Ended December 31, 1998
         First Quarter .  .  .  .  .  .  .  .  .$0.0625      $0.03125
         Second Quarter.  .  .  .  .  .  .  .  .$0.0625      $0.03125
         Third Quarter  .  .  .  .  .  .  .  .  $0.0625      $0.03125
         Fourth Quarter   .  .  .  .  .  .  .  .$0.0625      $0.03125
Fiscal Year Ended December 31, 1994
         First Quarter (1)  .  .  .  .  .  .  .  $6.50       $6.50
         Second Quarter   .  .  .  .  .  .  .  . $6.50       $3.00
         Third Quarter   .  .  .  .  .  .  .  .  $5.00       $1.75
         Fourth Quarter .  .  .  .  .  .  .  .  .$1.75       $1.50
Fiscal Year Ended December 31, 1995
         First Quarter .  .  .  .  .  .  .  .  . $1.75       $1.50
         Second Quarter   .  .  .  .  .  .  .  . $1.75       $1.50
         Third Quarter   .  .  .  .  .  .  .  .  $1.75       $1.00
         Fourth Quarter .  .  .  .  .  .  .  .  .$1.75       $1.00
Fiscal Year Ended December 31, 1996
         First Quarter .  .  .  .  .  .  .  .  .  .  .       $1.001.75
         Second Quarter (through April 30, 1996) $1.00       $1.00
         Third Quarter   .  .  .  .  .  .  .  .  $1.00       $0.75
         Fourth Quarter .  .  .  .  .  .  .  .  .$0.75       $0.50
Fiscal Year Ended December 31, 1997
         First Quarter .  .  .  .  .  .  .  .  . $0.50       $0.25
         Second Quarter.  .  .  .  .  .  .  .  . $0.25       $0.25
         Third Quarter  .  .  .  .  .  .  .  .  .$0.25       $0.25
         Fourth Quarter   .  .  .  .  .  .  .  . $0.25       $0.25
Fiscal Year Ended December 31, 1998
         First Quarter .  .  .  .  .  .  .  .  . $0.25       $0.25
         Second Quarter.  .  .  .  .  .  .  .  . $0.25       $0.10
         Third Quarter  .  .  .  .  .  .  .  .  .$0.25       $0.10
         Fourth Quarter   .  .  .  .  .  .  .  . $0.25       $0.10

(1) Adjusted for a thirty-for-one reverse common stock split effective March 13, 1994.

         The Company has never declared or paid any cash dividends on the Common Stock and does not presently intend to pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any future earnings for reinvestment in its business.

ITEM 6. SELECTED FINANCIAL DATA

         The selected historical financial data presented below as of December 31, 1995 and 1996 and for the years ended December 31, 1995 and 1996 were derived from the consolidated financial statements of the Company, which were audited by Smith & Company, independent certified public accountants, and which are included elsewhere in this Form 10-KSB. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements (including the notes thereto) included elsewhere in this Form 10-KSB.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company has wireless cable channel rights in 8 small to mid-sized wireless cable markets. The Company has obtained these rights through purchases, leases and lease-purchase agreements in the following domestic markets: Erie, PA; Bowling Green, KY; Columbia, KY; Cedar Rapids, IA; Marshalltown, IA; Idaho Falls, ID; Farmington, MO; and Harrison, AR.

         The Company was incorporated on July 24, 1984 in Nevada as Diversified Ventures, Ltd. On March 27, 1987 the name was changed to M.V.I.D. International Corporation. On April 6, 1994 the name was changed to Micro-Lite Television. Prior to March 14, 1994 the Company sold an automobile anti-theft protection system to customers through an arrangement with dealerships, principally in New Jersey. On March 16, 1994 the Company acquired the assets and liabilities of Marrco Communications, Inc. ("Marrco") and is continuing the business activities of Marrco. Prior business operations were assumed by the former President of the Company. Marrco was founded on December 12, 1991 for purposes of accumulating Wireless Cable Rights in domestic markets.

Results of Operations for the Two Years Ended December 31, 1996

Revenues

         The Company currently does not have any ordinary and significant source of revenues. However, the Company occasionally sells some of its wireless cable channels rights. The Company recorded revenues of $300,00 for the year ended December 31, 1996, compared with sales of $542,692 for the year ended December 31, 1995. The 1996 revenue was derived from one sale to Wireless One, Inc. Nearly all of the 1995 revenue was the result of sales of wireless cable license rights, specifically the sale of the Des Moines market channel rights to Heartland Wireless Systems, Inc. accounted for over 90% of this revenue. The gross revenues decreased by 44.7% from 1995 to 1996.

Cost of Sales

         The cost of sales for the period ended December 31, 1996 was equal to $107,394 that represented the book value of the licenses sold in the year. This is compared to cost of sales of $18,759 in the year ended December 31, 1995.

Selling, General and Administrative Expenses

         The Company incurred total selling, general and administrative expenses ("SG&A") of $759,775 for the year ended December 31, 1996. This represents an increase of 4% of SG&A from the period ended December 31, 1995 of $732,481. The SG&A in the year ended December 31, 1994 was equal to $910,429. The decrease from 1994 to 1995 is attributable to reduction in staff sizing and the closing of the Company's office in California.

Depreciation and Amortization

         Depreciation and amortization for the year ended December 31, 1996 was equal to $146,008, an increase of 7% from the prior year. The depreciation was equal to $40,965 and amortization was equal to $95,460 for the year ended December 31, 1995. The amortization for the year was attributable to the cost of certain leases that are being amortized over the life of the lease.

Interest Expense

         The Company incurred interest expense of $94,452 in the year ended December 31, 1996. This is an increase of 47% from the interest expense of $64,394 in the year ended December 31, 1995. The interest expense for the year ended December 31, 1995 is primarily attributable to the loan from Heartland (See "Business - Recent Transactions and Acquisitions - Heartland") and interest on the amount due to a related party detailed below.

Income Tax Benefit

         The Company currently has net operating loss carryforwards equal to approximately $3,000,000. Approximately $1,000,000 of this net operating loss was carried forward from the business of Marrco and is limited under Internal Revenue Code Section 381. This limits the use of this portion of the Company's net operating loss carryforward to approximately $70,000 per year. The Company has not recognized any of this tax benefit as an asset due to uncertainty of future income.

Net Loss

         During 1996, the Company recorded a net loss of $(1,216,364). For the year ended December 31, 1995, the Company posted a net loss of $(705,312).

Liquidity and Capital Resources

         The Company had a working capital deficit of $2,508,822 as of December 31, 1996 compared to a working capital deficit of $1,605,917 as of December 31, 1995. Approximately $621,798 of the current liabilities represent amounts owed to related parties, in particular to the Company's President and wholly owned corporations of the President of the Company. The Company currently has few sources of working capital other than related parties and asset sales

Certain Indebtedness

         Convertible Notes. On December 21, 1994, the Company began a private placement of certain Convertible Notes which entitled the purchasers to convert the notes into common stock of the Company at a conversion price of $.875. As of December 31, 1994, the Company had received gross proceeds of $51,000 from one individual. During the first quarter of 1995, the Company received an additional $150,000 from four other individuals in exchange for Convertible Notes. The Notes have terms varying from six months to one year and bear an interest rate of ten percent (10%). The Company is delinquent on the payment of these loans.

Income Tax Matters

         The Company files a separate tax return for its subsidiaries which are partnerships all of which have been liquidated as of December 31, 1995. The Company has had no material state or Federal income tax since its inception. As of December 31, 1995, the Company had approximately $2.75 million in net operating loss carryforwards for tax purposes, expiring in years 2006 through 2010. The Internal Revenue Code of 1986, as amended (the "Code"), limits the amount of loss carryforwards that a company can use to offset future income upon the occurrence of certain changes in ownership. As a result of the purchase of Marrco and the subsequent issuance of shares of the Company's common stock, the Company has undergone more than a 50% change in ownership and will therefore be limited in its utilization of its tax loss carryforwards. About $1 million of the net operating loss carryforward is subject to this limitation.

Inflation

         The Company's Management does not believe that inflation has had or is likely to have any significant impact on the Company's operations. Management believes that the Company will be able to increase subscriber rates after its wireless systems are launched, if necessary, to keep pace with inflationary increases in costs.

Other

         The  Company  does  not  provide   post-retirement  or  post-employment
benefits requiring charges under Statements of Financial Accounting Standards Nos. 106 and 112.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                                                          PAGE

Independent Auditors Report .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   F-1

Consolidated Balance Sheets as of December 31, 1996 and 1995 .  . .  .  . F-2

Consolidated Statements of Operations for the three years ended
         December 31, 1996    .  .  .  .  .  .  .  .  .  .  .  .  .  .    F-3

Consolidated Statements of Changes in Stockholders Equity for the three years ended December 31, 1996 . . . . . . . F-4

Consolidated Statements of Cash Flows for the three years
         ended December 31, 1996  .  .  .  .  .  .  .  .  .  .  ..  .     F-5

Consolidated Notes to the Financial Statements .  .  .  .  .  .  .  .     F-6

Consolidated General and Administrative Expenses
         for the three years ended December 31, 1996.  .  .  .  .  . .    F-13

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Name                   Age    Position
         Jon R. Marple          30     Interim Chairman and President.
                                       Vice President, Chief Financial Officer
                                       and Director since October 16, 1996.
         Brooks M. Freeman      53     Director since October 16, 1996.

         Dr. Charles Bartell    73     Director since March 14, 1994.  Director
                                       of Marrco since its inception in 1991.

ITEM 11. EXECUTIVE COMPENSATION

                                                                        All
                                           Annual                     Other
Name and Principal Position           Compensation              Compensation
Jon Richard Marple                    $ 72,000 (1)                     none

(1) $38,000 of this annual compensation was accrued and not paid as of February 17, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

                      Name and Address          Amount and Nature of     Percent
Title of Class       of Beneficial Owners       Beneficial Ownership    of Class

Preferred Series A   Jon H. Marple &
                     Mary E. Blake
                     3419 Via Lido, Suite 619
                     Newport Beach, CA  92663       2,892,354 (1)(2)       42.3%

Security Ownership of Management

                      Name and Address         Amount and Nature of     Percent
Title of Class       of Beneficial Owners      Beneficial Ownership    of Class

Preferred Series A   Jon Richard Marple
                     1405 Crescent Road
                     Park City, UT  84060                  254,250         3.8%


Preferred Series A   Brooks M. Freeman
                     634 Cribbs Drive
                     Coppell, TX  75019                    115,500         1.7%


Preferred Series A   Charles Bartell
                     43 Canyon Drive
                     Newport Beach, CA  92663               28,000         0.4%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


None

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Documents Filed as Part of the Report

                  1.       Financial Statements

The following financial statements are filed as part of this Form 10-K:

                                                                           PAGE

Independent Auditors Report .  .  .  .  .  .  .  .  .  .  .  .  .  .  .     F-1

Consolidated Balance Sheets as of December 31, 1996, 1995 and 1994 .  .  .  F-2

Consolidated Statements of Operations for the three years ended
         December 31, 1996    .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   F-3

Consolidated Statements of Changes in Stockholders Equity
         for the three years ended December 31, 1996  .  .  .  .  .  .  .   F-4

Consolidated Statements of Cash Flows for the three years
         ended December 31, 1996  .  .  .  .  .  .  .  .  .  .  .  .  .     F-5

Consolidated Notes to the Financial Statements .  .  .  .  .  .  .  .  .    F-6

Consolidated General and Administrative Expenses
         for the three years ended December 31, 1996.  .  .  .  .  .  .     F-13

                  2.       Financial Statement Schedules

         None

                  3.       Exhibits

         None

         (b)      Reports on Form 8-K

                  Dated November 1, 1996

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of February, 1999.

                                  Superior Wireless Communications, Inc.



                            By:
                                           Jon Richard Marple
                                           Vice President,
                                           Chief Financial Officer,
                                           Treasurer and Secretary


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 17th day of February 1999, by the following persons in the capacities indicated:

   Signature                                            Title



                                               Chairman of the Board,
Jon Richard Marple                             Director and President
                                               (Principal Executive Officer
                                               and Principal Financial Officer)


                                               Director
Brooks M. Freeman



                                               Director
Charles Bartell

                                 SMITH & COMPANY
                          CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS OF:                                        CRANDALL BUILDING SUITE 700
AMERICAN INSTITUTE OF                              10 WEST 100 SOUTH
     CERTIFIED PUBLIC ACCOUNTANTS                  SALT LAKE CITY, UTAH 84101
UTAH ASSOCIATION OF                                TELEPHONE:     (801) 575-8297
     CERTIFIED PUBLIC ACCOUNTANTS                  FACSIMILE:     (801) 575-8306



Board of Directors
Superior Wireless Communications, Inc.
Salt Lake City, Utah


                          INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying consolidated balance sheets of Superior Wireless Communications, Inc. (a development stage company) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1996, 1995, and 1994, and for the period of April 1, 1994 (date Company re-entered development stage) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior Wireless Communications, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations, changes in stockholders' equity, and their cash flows for years ended December 31, 1996, 1995, and 1994, and for the period of April 1, 1994 (date Company re-entered development stage) to December 31, 1996 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The information in Schedule 1 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole..



                                                    CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
January 22, 1998

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


     ASSETS

                                                                                  December 31,
                                                                          1996                    1995
                                                                     ---------------        ----------------
CURRENT ASSETS
  Cash in bank                                                       $         1,197        $          7,019
  Receivable - employee                                                            0                     500
  Marketable securities (Note 16)                                                  0                     906
  Prepaid expenses                                                               417                     334
                                                                     ---------------        ----------------

                                 TOTAL CURRENT ASSETS                          1,614                   8,759

PROPERTY AND EQUIPMENT (Notes 1 and 7)                                       105,803                 254,571

OTHER ASSETS
  Organization costs (Note 1)                                                      0                     450
  Notes receivable - other (Note 8)                                                0                       0
  Deposits                                                                     2,825                   7,824
  Licenses and other (Note 14)                                             1,250,263               1,360,138
                                                                     ---------------        ----------------

                                   TOTAL OTHER ASSETS                      1,253,088               1,368,412
                                                                     ---------------        ----------------

                                                                     $     1,360,505        $      1,631,742
                                                                     ===============        ================

    LIABILITIES AND
    STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                   $       152,419        $         84,870
  Accrued liabilities                                                        814,992                 768,762
  Notes payable (Note 15)                                                    907,800                 176,000
  Income taxes payable                                                         1,800                     800
  Deferred income taxes (Note 10)                                                  0                       0
  Current maturities of capital leases (Note 11)                              11,627                  12,684
  Payable - related parties (Note 4)                                         621,798                 571,560
                                                                     ---------------        ----------------

                             TOTAL CURRENT LIABILITIES                     2,510,436               1,614,676

  Contingent liabilities (Note 17)                                                 0                       0

LONG-TERM DEBT (Note 11)                                                           0                  11,627
                                                                     ---------------        ----------------

                                     TOTAL LIABILITIES                     2,510,436               1,626,303

Minority interest in
  subsidiaries (Note 6)                                                            0                       0

SHAREHOLDERS' EQUITY (Note 18)
  Common stock, $.001 par value;
    Authorized 50,000,000 shares;
    Issued and outstanding 0 shares,
    5,816,427 in 1995                                                              0                   5,816
  Class A Convertible Cumulative Preferred Stock,
    $.001 par value:
    Authorized 15,000,000 shares;
    Issued and outstanding 6,004,836 shares, 0 in 1995                         6,005                       0

  Additional paid-in capital                                               2,110,925               2,050,120
  Retained earnings (deficit)                                             (3,266,861)             (2,050,497)
                                                                     ---------------        ----------------

                           TOTAL STOCKHOLDERS' EQUITY                     (1,149,931)                  5,439
                                                                     ---------------        ----------------

                                                                     $     1,360,505        $      1,631,742
                                                                     ===============        ================

See Notes to the Consolidated Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                      Period from
                                                                            Years ended December 31,                   4-1-94 to
                                                                     1996             1995              1994A          12-31-96B
                                                                -------------     -------------    --------------    -------------
   Sales                                                        $     300,600     $     542,692    $       17,229    $     860,521
   Cost of sales                                                      107,394            18,759                 0          126,153
                                                                -------------     -------------    --------------    -------------
                                                GROSS PROFIT          193,206           523,933            17,229          734,368

   Costs associated with abandoned projects                           273,849           207,700            90,025          571,574
   Loss on investments                                                      0            21,695           103,994          125,689
   Unrealized (increase) decline in value of securities                     0           (68,422)           68,422                0
   Bad debt (Note 8)                                                  133,686           134,172                 0          267,858
   General and administrative expenses (Schedule 1)                   759,775           732,481           910,429        2,402,685
   Depreciation and amortization (Note 13)                            146,008           136,425           141,474          423,907
   Interest and bank charges (net of interest income)                  94,452            64,394            49,769          208,615
                                                                -------------     -------------    --------------    -------------
                                                                    1,407,770         1,228,445         1,364,113        4,000,328
                                                                -------------     -------------    --------------    -------------

   Net (loss) before other items                                   (1,214,564)         (704,512)       (1,346,884)      (3,265,960)

DISCONTINUED OPERATIONS
   Income from discontinued operations                                      0                 0            15,020                0
                                                                -------------     -------------    --------------    -------------

   Net (loss) before income taxes                                  (1,214,564)         (704,512)       (1,331,864)      (3,265,960)

   Income tax expense (benefit) (Note 10)                               1,800               800           (26,800)         (24,200)
                                                                -------------     -------------    --------------    -------------

   Net (loss) before minority interest                             (1,216,364)         (705,312)       (1,305,064)      (3,241,760)

   Minority interest in partnership losses                                  0                 0           110,000          110,000
                                                                -------------     -------------    --------------    -------------

                                                  NET (LOSS)    $  (1,216,364)    $    (705,312)   $   (1,195,064)   $  (3,131,760)
                                                                =============     =============    ==============    =============

EARNINGS (LOSS) PER COMMON SHARE
   (Loss) before other items                                    $        (.20)    $        (.13)   $         (.31)
   Income from discontinued operations                                    .00               .00               .00
   Minority interest in losses                                            .00               .00               .03
                                                                -------------     -------------    --------------

   Net (loss)                                                   $        (.20)    $        (.13)   $         (.28)
                                                                =============     =============    ==============

   Weighted average number of common shares used to
     compute net (loss) per weighted average share                  5,935,128         5,486,985         4,281,672
                                                                =============     =============    ==============


A Consists of development stage operation except for income from discontinued operations in the amount of $15,020.
B Date company re-entered the development stage.

See Notes to the Consolidated Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        December 31, 1996, 1995 and 1994


                                                      Common Stock          Cumulative Preferred     Additional        Retained
                                                     Par Value $.001           Par Value $.001           Paid-in       earnings
                                                   Shares     Amount          Shares     Amount          Capital       (deficit)
                                                 ----------  ----------    ----------  ----------    --------------  -------------
Balances at 12/31/93                              1,075,807  $    1,076                $             $       78,924  $    (106,670)
   Net liabilities assumed by former officer                                                                 11,650
   Issuance of common stock for new
     business at $.26 per share (Note 5)          4,033,310       4,033                                   1,101,863        (43,451)
   Issuance of common stock to settle
      debt at $4.00 per share (Note 15)             100,000         100                                     399,900
   Issuance of common stock for services at
     $.001 per share                                 45,000          45
   Sale of common stock at $2.00 per share          216,763         217                                     433,309
   Issuance of common stock for stock
     subscription(1)                              1,000,000       1,000                                   1,939,000
   Issuance of common stock for prepaid
      expense(1)                                     70,000          70                                      99,930
   Minority interest transactions                                                                         2,844,259
   Net partnership distributions                                                                         (3,134,180)
   Stock canceled (1)                            (1,070,000)     (1,070)                                 (2,038,930)
   Stock canceled                                   (58,459)        (59)                                    (79,774)
   Net loss for year                                                                                                    (1,195,064)
                                                 ----------  ----------    ----------  ----------    --------------  -------------
Balances at 12/31/94                              5,412,421       5,412                                   1,655,951     (1,345,185)
   Stock canceled                                    (6,750)         (7)                                     (4,272)
   Issuance of common stock for expenses
     at $.009 per share                              75,565          76                                         624
   Issuance of common stock to settle debt
     at $1.19 per share                             335,191         335                                     397,738
   Minority interest transactions                                                                           200,000
   Net partnership distributions                                                                           (199,921)
   Net loss for year                                                                                                      (705,312)
                                                 ----------  ----------    ----------  ----------    --------------  -------------
Balances at 12/31/95                              5,816,427       5,816                                   2,050,120     (2,050,497)
   Correction to number of shares issued
     in 1994 for new business                        64,038          64                                         (64)
   Issuance of common stock for services
     at $.03 per share                               75,000          75                                       2,175
   Issuance of common stock for assets
     at $.75 per share                               25,333          25                                      18,975
   Issuance of common stock for assets
     at $.75 per share                                6,667           7                                       4,994
   Issuance of common stock for assets
     at $2.00 per share                              17,371          18                                      34,725
   Exchanged common stock for
     Cumulative preferred 10/25/96               (6,004,836)     (6,005)    6,004,836       6,005
   Net loss for year                                                                                                    (1,216,364)
                                                 ----------  ----------    ----------  ----------    --------------  -------------
Balances at 12/31/96                                      0  $        0     6,004,836  $    6,005    $    2,110,925  $  (3,266,861)
                                                 ==========  ==========    ==========  ==========    ==============  =============




See Notes to the Consolidated Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                      Period from
                                                                            Years ended December 31,                   4-1-94 to
                                                                     1996             1995              1994           12-31-96A
                                                                -------------     -------------    --------------    -------------
OPERATING ACTIVITIES
   Net (loss)                                                   $  (1,216,364)    $    (705,312)   $   (1,195,064)   $  (3,131,760)
   Adjustments to reconcile net (loss) to net cash
     (required) by operating activities:
       Cash remaining with prior business                                   0                 0           (72,632)               0
       Stock issued for expenses                                        2,200               700                45            2,945
       Stock issued to retire partnership debt                              0           198,920                 0          198,920
       Deferred tax (decrease)                                              0                 0            (7,200)         (19,600)
       Bad debt                                                       133,686           134,172                 0          267,858
       Depreciation and amortization                                  146,008           136,425           143,473          423,907
       Unrealized (gain) loss on securities                                 0           (68,422)           68,422                0
       Book value of abandoned assets                                       0                 0            90,025           90,025
       Minority interest items                                              0                79          (110,000)        (109,921)
   Changes in assets and liabilities:
       Prepaid expenses                                                   (83)            4,292            (1,196)           2,013
       Accounts receivable                                                500              (500)             (293)               0
       Notes receivable - other                                             0                 0            12,047           12,047
       Related party receivables                                            0                 0           344,142          344,142
       Deposits                                                         4,999            (5,000)            6,038            6,761
       Accounts payable                                                67,549           (21,513)           82,158          116,003
       Accrued liabilities                                             46,230          (120,987)          528,617          451,615
       Income taxes                                                     1,000            (2,400)           (2,400)          (3,800)
                                                                -------------     -------------    ---------------   -------------
                                      NET CASH (REQUIRED) BY
                                        OPERATING ACTIVITIES         (814,275)         (449,546)         (113,818)      (1,348,845)
INVESTING ACTIVITIES
   Purchase of securities                                                   0                 0          (207,625)        (207,625)
   Sale of securities                                                     906           206,719                 0          207,625
   Acquisition of licenses                                                  0           (55,097)                0          (55,097)
   Disposition (purchase) of property, plant and equipment             38,193           (25,270)          (57,196)         (43,723)
                                                                -------------     -------------    --------------    -------------
                             NET CASH PROVIDED (REQUIRED) BY
                                        INVESTING ACTIVITIES           39,099           126,352          (264,821)         (98,820)
FINANCING ACTIVITIES
   Loans - other                                                      731,800           165,000            51,000          947,800
   Loans - related parties                                             50,238           565,920           302,060          918,218
   Loan repayments - other                                            (12,684)          (52,685)           (9,113)         (74,482)
   Loan repayments - related parties                                        0          (375,131)          (62,935)        (416,643)
   Sale of common stock (refunds)                                           0            (4,279)           29,526           25,247
   Cash of business acquired                                                0                 0           121,135          121,135
   Net partnership distributions                                            0                 0           (72,413)         (72,413)
                                                                -------------     -------------    --------------    -------------
                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES          769,354           298,825           359,260        1,448,862
                                                                -------------     -------------    --------------    -------------
                                      (DECREASE) IN CASH AND
                                            CASH EQUIVALENTS           (5,822)          (24,369)          (19,379)           1,197

   Cash and cash equivalents at beginning of year                       7,019            31,388            50,767                0
                                                                -------------     -------------    --------------    -------------
                                   CASH AND CASH EQUIVALENTS
                                              AT END OF YEAR    $       1,197     $       7,019    $       31,388    $       1,197
                                                                =============     =============    ==============    =============
A Date Company re-entered development stage
Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for:
     Interest                                                   $      79,778     $      52,657    $       41,869    $     174,304
     Income taxes                                                         800             2,400             2,400            5,600

Noncash Investing and Financing Activities
   During 1993, Marrco acquired equipment under capital leases in the amount of $50,737 and acquired channel licenses by issuing a note payable for $400,000. During 1994, the note was paid by issuing 100,000 shares of the Company's common stock and 25,000 warrants to purchase the Company's common stock at $4.00 per share. During 1994, the Company acquired $600,000 of channel rights by issuing a note payable to a related party. During 1995, the Company issued 62,500 shares of its restricted common stock to retire a liability associated with the acquisition of $125,000 of licenses. The Company also acquired an additional $319,850 of licenses and other assets by incurring accrued liabilities of the same amount. The Company expects to retire most of the $319,850 of liabilities with common stock.

See Notes to the Consolidated Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


NOTE 1:      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             Business Activity:
             The Company was incorporated on July 24, 1984 in Nevada as Ventures Diversified, Ltd. On March 27, 1987 the name was changed to M.V.I.D. International Corporation. On April 6, 1994 the name was changed to Micro-Lite Television. Prior to March 14, 1994 the Company sold an automobile anti-theft protection system to customers through an arrangement with dealerships, principally in New Jersey. On March 16, 1994 the Company acquired the assets and liabilities of Marrco Communications, Inc. ("Marrco") and is continuing the business activities of Marrco. Prior business operations were assumed by the former President of the Company. Since Marrco is a development stage company, the Company is once again in the development stage effective April 1, 1994 when it began continuing the operations of Marrco. On October 25, 1996 the name was changed to Superior Wireless Communications, Inc.

             Financial Statement Presentation
             The statements of operations for the year ended December 31, 1994 include the activities of the Company through March 31, 1994 (listed as income from discontinued operations) and the activity of Marrco and subsidiaries for the period of April 1, 1994 through December 31, 1994.

             Accounting Methods:
             The Company recognizes income and expenses based on the accrual method of accounting.

             Revenue Recognition:
             Revenue is recognized when cash or other value is actually received. In the case of revenue recognition on the sale of licenses or leases (See Note 8) revenue is recognized when the FCC grants licenses and the Company has the right to receive the revenue. Until the FCC approval is received, the Company reflects the transaction as deferred revenue.

             Principles of Consolidation:
             The consolidated financial statements include the accounts of the Company and the following partnerships in which the Company was the general partner: Boston Wireless Cable Television Partners, L.P., Worcester Wireless Cable Television Partners, L.P., and Micro-Lite Television of Des Moines. All significant intercompany balances and transactions have been eliminated in consolidation. All partnerships were dissolved prior to December 31, 1995.

             Earnings (Loss) Per Share
             Earnings (loss) per share amounts are calculated based on the weighted average number of shares outstanding during the periods.

             Organization costs:
             Organization costs were amortized over a five year period.

             Property and Equipment
             Property and equipment are depreciated over their estimated useful lives. Assets financed under capital leases are amortized over their estimated useful lives, or the lease term, whichever is shorter. Depreciation and amortization are computed using straight-line methods over an estimated life of five to seven years.

             Cash and Cash Equivalents
             For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

             Income Taxes:
             The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes.
             Tax credits are recorded in the year realized.

             The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1996, 1995 and 1994

NOTE 2:      DEVELOPMENT STAGE COMPANY - MANAGEMENT'S PLANS

             The Company has been in the development stage since the acquisition of Marrco as described above. The Company intends, subject to adequate financing, to engage primarily in one line of business: to acquire, construct and/or operate one or more wireless cable television systems. Subject to adequate financing and the existence of suitable opportunities, the Company may also become involved in the business of acquiring, constructing, consulting with and/or operating, low power television broadcast stations ("LPTV") or other communications related businesses.

             Management feels that sales of a portion of the licenses and rights, and loans from related parties and others will provide sufficient working capital to enable the Company to continue as a going concern and develop its intended operations.

NOTE 3:      CAPITALIZATION

             On March 16, 1994 the Company effected a 1 share for 30 share reverse stock split. The split reduced outstanding shares from 32,272,000 to 1,075,807. At May 31, 1994 the Company was owed
             $2,000,000 for 1,000,000 shares of its common stock. An investment certificate bearing interest at 5 and 3/4% due in April, 1999 had been received to pay for the stock. The certificate was treated as a stock subscription.

             The stock subscription was canceled prior to December 31, 1994.

             The Company is negotiating for the return of the 1,000,000 shares. The 1,000,000 shares have been treated as canceled for accounting purposes as of December 31, 1994. The Company recovered 650,000 of the 1,000,000 shares and is prepared to take legal action if necessary to recover the other 350,000 shares. The Company has had its stock transfer agent place stop orders on the share certificates in question and does not treat the stock as outstanding.

             On October 25, 1996, each of the 6,004,836 shares of then issued and outstanding common stock of the Corporation were exchanged for one share of preferred stock designated as Class A Convertible
             Cumulative Preferred Stock, par value $.001 per share, 10% dividend, which may be paid in common stock.

NOTE 4:      RELATED PARTY TRANSACTIONS

             The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

             At December 31, 1996 the Company owed $621,798 to related parties ($571,560 at December 31, 1995) for loans and sales to and payments made on behalf of the Company and accrued salaries. During the period ended December 31, 1994 the Company purchased certain channel lease agreements from a related party for $600,000. The Company considers the transaction to be an arms-length transaction.

NOTE 5:      ACQUISITION OF NEW BUSINESS

             On March 16, 1994 the Company issued 4,000,000 shares to acquire all of the assets and liabilities of Marrco as well as Marrco's general partnership interest in the Boston, Worchester and Des Moines limited partnerships. The Company also reserved 2,500,000 shares of its common stock for an employee stock option plan. Later an additional 33,310 shares related to making the distribution even to the Boston partners were issued. The transaction has been treated as a purchase for accounting purposes.

NOTE 6:      MINORITY INTEREST IN SUBSIDIARIES

             The Company was the general partner in several limited partnerships, one of which was still active as of December 31, 1994. The ownership interests vary. As general partner, the Company controlled the partnerships. All subsidiaries were dissolved prior to December 31, 1995.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1996, 1995 and 1994


NOTE 7:      PROPERTY AND EQUIPMENT

             Property and equipment as of December 31, 1996 and December 31, 1995 are detailed in the following summary:

                                                                       Net Book Value
                                     Cost        Depreciation        1996          1995
                                  ----------   ----------------   ----------    ---------
           Furniture              $   29,601   $         16,151   $   13,450    $  39,147
           Equipment                  63,473             40,635       22,838       56,676
           Vehicles                   50,737             38,585       12,152       24,836
           Other                      14,333              1,230       13,103       22,242
           Transmission Equipment     74,190             29,930       44,260      111,670
                                  ----------   ----------------   ----------    ---------

                                  $  232,334   $        126,531   $  105,803    $ 254,571
                                  ==========   ================   ==========    =========

        Depreciation expense for the period ended December 31, 1996 was $44,511 ($40,965 in 1995 and $33,360 in 1994). The Company currently has excess office equipment and furniture stored until it needs it. The assets are currently not being depreciated. The stored assets represent 10% of the net book value of all property and equipment.

NOTE 8:               NOTES RECEIVABLE - OTHER

        At December 31, 1994, the Company was owed $860,000 for the sale of the MMDS (wireless cable) licenses and the assignment of ITFS leases for Baton Rouge, Louisiana. Deferred revenue associated with this receivable was $725,828 at December 31, 1994. The collection of this note is contingent upon certain action by the Federal Communications Commission ("FCC"). During 1995, the FCC did not take the necessary action required for collection of the note. The receivable and deferred revenue were charged to operations in 1995 as a bad debt. The Company will recognize revenue if the receivable is collected in future years.

NOTE 9:               SALES CONCENTRATION AND REVENUE

        During 1996, sales of licenses to one entity accounted for 99% of total sales (92% in 1995).

NOTE 10:              INCOME TAXES

        Components of income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994 are summarized as follows:


                                            12/31/96                           12/31/95        12/31/94
                             Current        Deferred           Total             Total           Total
                         -------------    ------------    -------------     -------------    -------------
           Federal       $           0    $          0    $           0     $           0    $           0
           State                 1,800               0            1,800               800          (26,800)
                         -------------    ------------    -------------     -------------    -------------

                         $       1,800    $          0    $       1,800     $         800    $     (26,800)
                         =============    ============    =============     =============    =============

        The actual tax expense differs from the "expected" tax expense computed by applying the federal and state corporate tax rates as follows:

        Computed "expected" tax                                 $          0
        State income tax expense (net of federal tax benefit)          1,800
                                                                ------------

                                                                $      1,800

        Deferred income taxes result from timing differences in the recognition of revenue and expense items for income tax and financial statement purposes and also from differences between tax basis and fair market value of various assets.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1996, 1995 and 1994

NOTE 10:    INCOME TAXES (continued)

        At December 31, 1996, the Company has the following approximate net operating loss amounts which expire as follows:

                                          Expiration Date                            Amount
               Year of Loss       Federal    California   Utah         Federal     California        Utah
              -------------    -----------   ----------  ----------  -----------  -------------  -----------
              12/31/91         12/31/2006    12/31/98*               $     1,500  $         750  $         0
              12/31/92         12/31/2007    12/31/97                    291,200        145,600            0
              12/31/93         12/31/2008    12/31/98                    316,700        158,350            0
              03/31/94         12/31/2009    12/31/99                    390,100        195,050            0
              06/30/92          06/30/2007                               126,100              0            0
              06/30/94          06/30/2009   06/30/99                    342,400        171,200            0
              06/30/95          06/30/2010   06/30/2000   06/30/2015     766,800        111,200      544,400
              12/31/95         12/31/2015    12/31/2000   12/31/2015     454,800         68,200      318,400
              12/31/96          12/31/2016   12/31/2001   12/31/2016   1,198,000        179,700      838,600
                                                                      ----------      ---------    ---------
                                                                     $ 3,887,600  $   1,030,050  $ 1,701,400
                                                                     ===========  =============  ===========

        *California   has  recently   reinstated  NOL  carryovers  and  extended
        expiration dates for certain years.

        The net operating loss amounts for 1991 through 3/31/94 were acquired from Marrco. The Internal Revenue Code of 1986, as amended, limits the amount of this loss carryforward that the Company can use in any one year to offset future income. The Company has resumed filing on a calendar year basis.

        The Company also has a capital loss carryforward of $112,141 which expires 6/30/2000 and a capital loss carryforward of $13,548 which expires 12/31/2000.

        At December 31, 1996, the Company has a deferred tax asset in the amount of $0. There is a potential asset of approximately $562,000 calculated on future reduction of income taxes based on using the net operating loss carryforward. This amount has been reserved 100% due to the Company's history of losses. Management of the Company believes that the Company will realize sufficient income in the future to utilize the net operating loss carryforwards. However, since future income can only be estimated, there is not sufficient basis for recognition of any deferred tax asset at this time.

NOTE 11:      CAPITAL LEASES

        Leases payable at December 31, 1996 are detailed in the following summary:

                                Interest             Principal Balances
                                  Rate            Current        Long-term

            Southwest Leasing      0%          $      7,064   $             0
            Southwest Leasing      0%                 4,563                 0
                                               ------------   ---------------

                                               $     11,627   $             0
                                               ============   ===============

        Scheduled principal reductions of leases payable are as follows:

                        1997                       $    11,627
                                                   -----------
                                                   $    11,627

        The leases relate to two vehicles. Included in property and equipment is $50,737 of equipment under capital leases. The related accumulated depreciation is $38,585 at December 31, 1996.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1996, 1995 and 1994


NOTE 12:    OPERATING LEASES

        The Company has various operating leases. The Company conducts its operations at facilities under a lease which expired April, 1997. The Company leases equipment and licenses under noncancelable operating leases expiring through 2005. Several of the leases have renewal options. The scheduled lease payments below do not include the renewal periods. Rent expense for the year ended December 31, 1996 was $70,953 and was $62,694 in 1995 and $58,091 in 1994.

        Scheduled lease payments are as follows:

                        1997                       $    69,819
                        1998                            60,930
                        1999                            51,975
                        2000                            49,650
                        Thereafter                      36,400
                                                   -----------
            Net lease payments                     $   268,774
                                                   ===========

NOTE 13:    AMORTIZATION EXPENSE

        Included in amortization expense for 1994 was $105,960 related to the Boston partnership that was charged to expense when the partnership was terminated.

NOTE 14:    LICENSES AND OTHER

        The Company owns and leases various MMDS, ITFS and LPTV (wireless cable) licenses to operate in various cities. A summary is as follows:

                                                       1996             1995
                                                   -------------     -----------
                     License acquisition costs     $     397,053     $   797,562
                     Engineering costs                     4,950           9,141
                     Tower deposit                             0           1,800
                     Commercial channel licenses         253,945          56,320
                     ITFS licenses                        19,315          20,315
                     LPTV rights and licenses            575,000         475,000
                                                   -------------     -----------

                                                   $   1,250,263     $ 1,360,138
                                                   =============     ===========

         The above amounts are net of amortization of $178,452 ($95,010 for 1995).

NOTE 15:             NOTES PAYABLE

         At December 31,1995, $176,000 is owed to five entities. One loan in the amount of $10,000 is past-due as of August, 1995. It bears interest at 10% and was convertible to shares of the Company's common stock at $.875 per share prior to February 20, 1996. (The loan was not converted to stock). A loan for $25,000 is past-due as of October, 1995. It bears interest at 10% and was convertible to common shares of the Company at $.875 per share but was not converted. A loan for $25,000 bears interest at 10%, is due May 1996 and is convertible to the Company's common stock at $.875 per share. One loan for $15,000 bears interest at 10% and is due October, 1996. The loan may be converted into $30,000 of stock in another entity currently held in escrow for the Company or into the Company's common stock at $.875 per share. The conversion period expires in October, 1996. A note in the amount of $51,000 bears interest at 10%. It matured December 30, 1995, but remains unpaid. The note and any accrued interest was convertible to shares of the Company's common stock at a price of $.875 per share any time prior to December 20, 1995, at the option of the lender. The note was not converted. Another $50,000 was loaned to the Company by the same entity that loaned the $51,000. The $50,000 was due January, 1996 and remains unpaid. The Company issued 50,000 shares to the entity for interest and late-fees. Additional notes in the amount of 731,800 were issued during 1996, bearing interest at 12%.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1996, 1995 and 1994


NOTE 16:             MARKETABLE SECURITIES

         18,775 shares of the common stock of CAI Wireless Systems, Inc. ("CAI") were sold in 1995. After such sale, the Company held 100 shares (18,875 at December 31,1994). Cost and market value of the stock at December 31, 1995 was $906. The market value of the CAI stock at December 31, 1994 was $139,203. Cost was $207,625. The investment is carried at market value in accordance with FAS #115. At December 31, 1994 the carrying value was reduced by $68,422 which was charged to expense.

NOTE 17:             CONTINGENT LIABILITIES

         Marrco, since the acquisition of its assets and liabilities by the Company, had a judgment levied against it for a total sum of approximately $34,000. The Company has not accrued any liability with respect to this judgment as it disclaims any responsibility to this judgment since it was levied after the purchase of the assets and liabilities of Marrco. The Company may have some exposure to this liability should it be pursued to pay this judgment.

         As mentioned in Note 3, the Company may have to take legal action to recover 350,000 shares of its common stock. A shareholder has threatened to initiate legal action to retain the 350,000 shares. The Company believes the action has no merit since the transaction did not provide any benefit to the Company as represented. The Company has had its stock transfer agent place stop orders on the share certificates in question and does not treat the stock as outstanding.

NOTE 18:             STOCK OPTION PLAN AND WARRANTS

         At December 31, 1996, the Company has set aside 2,500,000 shares of its common stock for an incentive stock option plan established by Marrco in 1993. These options were fully vested as of the date of the Company's acquisition of Marrco. The exercise price is $.88 per share. None of the stock options have been exercised. The options expire December 28, 1998. At December 31, 1996, there are outstanding 66,667 warrants to purchase 66,667 shares of common stock at $4.50 per share. The warrants expire on July 16, 1997. There are also outstanding 300,000 redeemable Class "B" common stock purchase warrants to purchase common stock at a price of $2.00 per share and 25,000 redeemable Class "C" common stock purchase warrants with a price of $4.00 per share. These warrants expire March 31, 1999 and couldn't be exercised prior to June 16, 1994.

NOTE 19:             SUBSEQUENT EVENTS

         Debt Settled with Common Stock
         During March of 1996, the Company amended two lease agreements. One agreement will allow the Company to settle $190,000 of obligations associated with its Farmington, Missouri lease by issuing 25,333 shares of its common stock and 17,417 share of Series "C" Cumulative Convertible Preferred Stock of WIN-TV by December 7, 1996. If the stock is not issued by that date, the Company is obligated to pay cash in the amount of the greater of $190,000 or the market value of the above described stock on the date of default. The second agreement allows the Company to settle $50,000 of obligations related to its Harrison lease by issuing 6,667 shares of its common stock and 4,583 shares of Series "C" Cumulative Convertible Preferred Stock of WIN-TV by December 7, 1996. If the stock is not issued by that date, the Company is obligated to pay cash in the amount of the greater of $50,000 or the market value of the above described stock on the date of default. In both situations, the Company issued the required number of its shares. However, the planned acquisition of WIN-TV shares was never realized. The Company is in negotiations with the parties involved to settle the obligations by other means.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1996, 1995 and 1994



NOTE 19:             SUBSEQUENT EVENTS (continued)

         Beaumont Transaction
         On April 17, 1996, the Company entered into an agreement with Beaumont Broadcasting Corporation ("BBC") whereby the Company and BBC agreed to form a Texas limited liability company, Micro-Lite Television of
         Beaumont, LLC (the "LLC"), for purposes of owning and operating a wireless cable system in the Beaumont, Texas market. The Company has paid $5,000 for a .1% interest in the LLC and BBC has contributed the licenses and leases for 23 wireless cable channels in the market as well as a significant amount of assets, including transmission equipment, for the remaining 99.9% of the LLC. BBC has granted the Company an option to purchase 79.9% of the LLC for a purchase price of $4,000,000, and a second purchase option for the remaining 20% of the LLC for an additional $1,000,000. If the Company exercises the first option, BBC has an option exercisable after one year from the exercise of the first option to obligate the Company to purchase the remaining 20% of the LLC for the $1,000,000 discussed above. BBC and the Company are currently finalizing a management contract by which the Company would be responsible for the launching and management of the wireless cable system in Beaumont.

                                                                    SCHEDULE 1

                             SUPERIOR WIRELESS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       GENERAL AND ADMINISTRATIVE EXPENSES


                                                                                          Period from
                                                Years ended December 31,                   4-1-94 to
                                         1996             1995              1994           12-31-96A
                                    -------------     -------------    --------------    -------------
Accounting                          $      16,792     $      17,320    $       17,923    $      52,035
Automobile expense                          5,156             4,718             9,633           19,507
Bad debts                                       0                 0             9,527            9,527
Debt forgiveness -
   related party                                0                 0           (25,000)         (25,000)

Dues and subscriptions                      3,764             3,864             2,507           10,135
Fees and commissions                       19,829            20,347            29,967           70,143
Insurance                                   7,443             7,301             5,790           20,534
Legal                                     119,590            33,824           117,689          271,103

Marketing and advertising                   2,704               606            16,571           19,881
Meals and entertainment                     3,008             4,677               823            8,508
Office expense                             10,918            13,637            15,172           39,727
Outside services                            3,842             2,556             8,739           15,137

Payroll taxes and benefits                 25,010            52,044            47,757          124,811
Postage                                    17,417            14,583            22,937           54,937
Professional                               65,300            46,250            24,125          135,675
Relocation expense                              0                 0            19,091           19,091

Rent expense                               85,580            62,694            58,091          206,365
Repairs and maintenance                       411             3,048             1,627            5,086
Salaries                                  382,317           371,183           426,025        1,179,525
Taxes and licenses                          2,015             1,396             5,190            8,601

Telephone                                  39,297            35,601            34,978          109,876
Travel                                     47,506            35,873            58,354          141,733
Miscellaneous                               1,876               959             2,913            5,748
Overhead reimbursement                   (100,000)                0                 0         (100,000)
                                    -------------     -------------    --------------    -------------

                                    $     759,775     $     732,481    $      910,429    $   2,402,685
                                    =============     =============    ==============    =============

A Date Company re-entered the development stage.