Form 10QSB
period 1997-03-31
SUPERIOR WIRELESS COMMUNICATIONS INC
filed 1999-03-19
CIK 793986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

         For the quarter period ended:      March 31, 1997

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

         For the transition period from:              to
                                          -----------    --------------

Commission file number:  33-5902-NY

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

         Nevada                                   22-2774460
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification Number)

210 South Main Street, Suite 900,  Salt Lake City, Utah                84111
        (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code:  (801) 595-0104

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

         The number of shares outstanding of the issuer's Preferred Class A Stock on March, 17, 1999 was 7,533,227.

                         PART I - FINANCIAL INFORMATION

ITEM 1.           Financial Statements.

         The following Financial Statements of the Company and its subsidiaries and related notes are included herein:

   Balance Sheet as of March 31, 1997 and December 31, 1996;

   Statements of Income for the three months ended March 31, 1997 and 1996;

   Statement of Cash Flows for the three months ended March 31, 1997 and 1996;

   Notes to Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                      March 31, 1997 and December 31, 1996


                                                                             (Unaudited)
                                                                              March 31,           December 31,
ASSETS                                                                          1997                  1996
------                                                                   -----------------     -----------------
Current Assets
   Cash                                                                  $            (114)    $           1,197
   Accounts Receivable & Prepaids                                                      417                   417
                                                                         -----------------     -----------------
                                                 Total Current Assets                  303                 1,614

Property, Plant, & Equipment                                                        95,940               105,803

Other Assets
   Deposits                                                                          2,825                 2,825
   Licenses and Other                                                            1,226,321             1,250,263
                                                                         -----------------     -----------------
                                                                                 1,229,146             1,253,088
                                                                         -----------------     -----------------

                                                         TOTAL ASSETS    $       1,325,389     $       1,360,505
                                                                         =================     =================

LIABILITIES & SHAREHOLDERS EQUITY
Current Liabilities
   Accounts Payable                                                      $         121,455     $         152,419
   Accrued Liabilities                                                             984,970               814,992
   Note Payable                                                                    748,500               907,800
   Income Taxes Payable                                                                800                 1,800
   Current Portion of Long-Term Debt                                                 9,516                11,627
   Payable - Related Parties                                                       728,723               621,798
                                                                         -----------------     -----------------
                                            Total Current Liabilities            2,593,964             2,510,436

Long-Term Debt                                                                           0                     0
                                                                         -----------------     -----------------

                                                    Total Liabilities            2,593,964             2,510,436

Shareholders Equity Preferred Series A, $.001 par value:
     Authorized 15,000,000
     Issued and Outstanding 6,004,836 at March 31, 1997
       and December 31, 1996                                                         6,005                 6,005
   Additional Paid-in Capital                                                    2,110,925             2,110,925
   Retained Earnings (Deficit)                                                  (3,385,505)           (3,266,861)
                                                                         -----------------     -----------------
                                           Total Shareholder's Equity           (1,268,575)           (1,149,931)
                                                                         -----------------     -----------------

                             TOTAL LIABILITIES & SHAREHOLDERS' EQUITY    $       1,325,389     $       1,360,505
                                                                         =================     =================


See Notes to Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A Development Stage Company)
                               Statement of Income
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                1997                  1996
                                                                         -----------------     -----------------
Revenues                                                                 $               0     $             600
Forgiveness of Debt Income                                                           3,583                     0
                                                                         -----------------     -----------------
                                                       Total Revenues                3,583                   600

General & Administrative Expenses
   Interest                                                                         20,629                   380
   Brochures & Marketing                                                               662                   101
   Travel & Auto                                                                    10,832                 9,918
   Postage & Delivery                                                                1,263                 2,841
   Payroll Taxes                                                                        38                 6,745
   Office                                                                            1,904                 1,756
   Outside & Professional Services                                                  30,085                32,224
   Rent                                                                                  0                 7,673
   Salaries - Officers                                                              18,000                41,250
   Salaries - Others                                                                     0                55,669
   Depreciation & Amortization                                                      33,803                40,837
   Bank Charges                                                                        190                 1,401
   Insurance                                                                             0                 4,627
   Equipment Rental                                                                      0                 1,896
   Channel Lease Payments                                                            2,060                12,420
   FCC Filing Fees                                                                       0                 4,200
   Telephone                                                                         1,733                 6,739
   Computer                                                                            226                   743
   Other Taxes & Licenses                                                                0                   125
   Miscellaneous                                                                         2                   185
                                                                         -----------------     -----------------
                              Total General & Administrative Expenses              121,427               231,730
                                                                         -----------------     -----------------
                                                Net Loss Before Taxes             (117,844)             (231,130)

Income Taxes                                                                           800                     0
                                                                         -----------------     -----------------

                                                    Net Income (Loss)    $        (118,644)    $        (231,130)
                                                                         =================     =================

See Notes to Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A Development Stage Company)
                             Statements of Cash Flow
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                1997                  1996
                                                                         -----------------     -----------------
OPERATING ACTIVITIES
   Net Income (Loss)                                                     $        (118,644)    $        (231,130)
   Adjustments:
     Depreciation and Amortization                                                  33,803                40,837
     Changes in current accounts                                                    13,984                12,867
     (Increase) Decrease in Notes Receivable                                             0               (15,000)
                                                                         -----------------     -----------------

                            Net Cash Required by Operating Activities              (70,857)             (192,426)

FINANCING ACTIVITIES
   Loans                                                                            73,014               199,454
   Repayment of Loans                                                               (3,468)                    0
                                                                         -----------------     -----------------

                  Net Cash Provide (Required) by Financing Activities               69,546               199,454
                                                                         -----------------     -----------------

   Increase (Decrease) in Cash and Cash Equivalents                                 (1,311)                7,028

   Cash and Cash Equivalents at Beginning of Period                                  1,197                 7,019
                                                                         -----------------     -----------------

   Cash and Cash Equivalents at End of Period                            $            (114)    $          14,047
                                                                         =================     =================

See Notes to Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


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

At March 31, 1997 the Company owed $728,455 to related parties for accrued compensation, loans and sales to and payments made on behalf of the Company. This balance was equal to $621,798 as of December 31, 1996.

NOTE 4:           INCOME TAXES

The Company has available at March 31, 1997, net operating loss carryforwards of approximately $3.8 million which may provide future tax benefits expiring in June of 2008.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
              THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

NOTE 5:           STOCK OPTION PLAN AND WARRANTS

Since the purchase of Marrco Communications, Inc., the Company has set aside 2,500,000 shares of its common stock for an incentive stock option plan that was previously in place and fully-vested with certain employees of Marrco Communications that continued their service in working for the Company. The exercise is $.88 per share. All of the options are fully vested. None of the stock options have been exercised. The options expired December 28, 1998. At March 31, 1996, there are outstanding 66,667 warrants to purchase 66,667 shares of common stock at $4.50 per share. The warrants expired on July 16, 1997. There are also 300,000 redeemable Class "B" common stock purchase warrants to purchase common stock at a price of $2.00 per share and 25,000 redeemable Class "C" common stock purchase warrants with a price of $4.00 per share. These warrants expire March 31, 1999 and couldn't be exercised prior to June 16, 1994.

NOTE 6:           SUBSEQUENT EVENTS

See "PART II - Item 5. Other Information".

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company's loss for the three months ended March 31, 1997 was equal to $118,644 compared to a loss of $231,130 for the three months ended March 31, 1996. The loss for the current quarter was attributable to the Company's continuing general and administrative expenses, interest, depreciation, and amortization. Total professional fees, including engineering, legal, accounting, and financial consultants equaled $33,803 for the three months ended March 31, 1997. This equated to 17% of the total expenses for the quarter which totaled $121,427. Interest expense for the quarter equaled $20,629. None of this interest was paid during the quarter and the interest is attributable to the convertible notes payable which the Company has entered into over the past year. Losses are expected to continue throughout the development stage of the Company.

         The Company had no revenues in the quarter ended March 31, 1997, and nominal revenues in the same quarter a year ago.

         The Company has continued to operate with a working capital deficit through the first quarter of 1997. As of March 31, 1997, the Company's current liabilities of $2,593,964 exceeded its current assets of $303 by $2,593,601. Of this negative working capital, $728,723 represents amounts owed to related parties. In the first quarter of 1999, the Company successfully completed a plan whereby certain assets were sold to a third party in exchange for that company's stock. This third party's stock in addition to the issuance of Series A Preferred stock in the Company were used to satisfy the majority of the Company's non-related party debt. See Part II - Other Information.

         The Company believes that as a result of the satisfaction of most of its note holders, it can successfully move forward in a new business enterprise. The Company is currently seeking opportunities within the Internet industry that would be less capital intensive than the wireless cable industry in which the Company was never able to adequately finance development.

                           PART II - OTHER INFORMATION

ITEM 5.           Other Information.

In 1998, the Company issued approximately 530,000 shares of its Series A Preferred stock to satisfy debts and liabilities in the amount of $385,000.

In the first quarter of 1999, the Company sold certain wireless cable licenses in exchange for stock in another company. This stock along with 804,061 shares of the Company's Series A Preferred stock were used to satisfy notes which totaled $491,112 and had accrued interest of nearly $150,000. The Company is in negotiation with other note holders and believes that it can continue to satisfy these obligations with the issuance of additional stock.

Should it be successful in continuing to satisfy its delinquent obligations through the issuance of its stock, the Company anticipates moving forward with plans in the Internet industry. Currently, the Company is in negotiations to acquire a web hosting business that will bring immediate revenues to the Company. Additionally, the Company is planning a launch of its own e-commerce site through which certain merchandise will be sold and auctioned over the Internet.

ITEM 6.           Exhibits and Reports on Form 8-K

         (a)      Reports on Form 8-K.

                  None.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:            March 17, 1999

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.




Jon Richard Marple,
Acting President and Chairman,
Chief Executive Officer and
Chief Financial Officer