Form 10QSB
period 1997-06-30
SUPERIOR WIRELESS COMMUNICATIONS INC
filed 1999-03-19
CIK 793986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

         For the quarter period ended:      June 30, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

         The number of shares outstanding of the issuer's Preferred Class A Stock on March, 19, 1999 was 7,533,227.

                         PART I - FINANCIAL INFORMATION

ITEM 1.           Financial Statements.

         The following Financial Statements of the Company and its subsidiaries and related notes are included herein:

    Balance Sheet as of June 30, 1997 and December 31, 1996;

    Statements of Income for the three months ended June 30, 1997 and 1996;

    Statements of Income for the six months ended June 30, 1997 and 1996;

    Statements of Income for the three and six months ended June 30, 1997;

    Statement of Cash Flows for the six months ended June 30, 1997 and 1996;

    Notes to Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                       June 30, 1997 and December 31, 1996


                                                                             (Unaudited)
                                                                              June 30,            December 31,
ASSETS                                                                          1997                  1996
------                                                                   -----------------     -----------------
Current Assets
   Cash                                                                  $              65     $           1,197
   Accounts Receivable & Prepaids                                                      417                   417
                                                                         -----------------     -----------------
                                                 Total Current Assets                  482                 1,614

Property, Plant, & Equipment                                                        86,347               105,803

Other Assets
   Deposits                                                                          2,825                 2,825
   Licenses and Other                                                            1,202,379             1,250,263
                                                                         -----------------     -----------------
                                                                                 1,205,204             1,253,088
                                                                         -----------------     -----------------

                                                         TOTAL ASSETS    $       1,292,033     $       1,360,505
                                                                         =================     =================

LIABILITIES & SHAREHOLDERS EQUITY
Current Liabilities
   Accounts Payable                                                      $         121,455     $         152,419
   Accrued Liabilities                                                             993,561               814,992
   Note Payable                                                                    748,500               907,800
   Income Taxes Payable                                                                800                 1,800
   Current Portion of Long-Term Debt                                                 9,516                11,627
   Payable - Related Parties                                                       761,549               621,798
                                                                         -----------------     -----------------
                                            Total Current Liabilities            2,635,381             2,510,436

Long-Term Debt                                                                           0                     0
------                                                                   -----------------     -----------------

                                                    Total Liabilities            2,635,381             2,510,436

Shareholders Equity Preferred Series A, $.001 par value:
     Authorized 15,000,000
     Issued and Outstanding 6,004,836 at March 31, 1997
       and December 31, 1996                                                         6,005                 6,005
   Additional Paid-in Capital                                                    2,110,925             2,110,925
   Retained Earnings (Deficit)                                                  (3,460,278)           (3,266,861)
                                                                         -----------------     -----------------
                                           Total Shareholder's Equity           (1,343,348)           (1,149,931)
                                                                         -----------------     -----------------

                             TOTAL LIABILITIES & SHAREHOLDERS' EQUITY    $       1,292,033     $       1,360,505
                                                                         =================     =================


See Notes to Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A Development Stage Company)
                   Condensed Consolidated Statements of Income
                    Three Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                         June 30,
                                                                                1997                  1996
                                                                         -----------------     -----------------
Revenues from License Sales                                              $               0     $         300,000
Cost of Licenses                                                                         0               107,394
                                                                         -----------------     -----------------
                                                         Gross Profit                    0               192,606

Other Income                                                                             0                     0

General & Administrative Expenses
   Brochures & Marketing                                                                 0                   223
   Travel & Auto                                                                     2,767                14,926
   Postage & Delivery                                                                    0                 4,693
   Payroll Taxes                                                                         0                 6,941
   Office                                                                              325                   453
   Outside & Professional Services                                                       0                46,650
   Rent                                                                                750                 9,891
   Salaries - Officers                                                              18,000                41,250
   Salaries - Others                                                                     0                57,289
   Depreciation & Amortization                                                      33,534                35,555
   Bank Charges                                                                        112                 2,986
   Insurance                                                                             0                 5,851
   Equipment Rental                                                                      0                   906
   Seminars & Conventions                                                                0                 1,232
   MMDS Lease Payments                                                                   0                 8,950
   Tower Lease Payments                                                                  0                 2,876
   FCC Filing Fees                                                                       0                   360
   Telephone                                                                           785                10,257
   Computer                                                                              0                 1,026
   Other Taxes & Licenses                                                                0                 1,414
   Miscellaneous                                                                         0                   278
                                                                         -----------------     -----------------
                              Total General & Administrative Expenses               56,273               254,007
                                                                         -----------------     -----------------
                                   Net Loss Before Taxes and Interest              (56,273)              (61,401)

Interest Expense                                                                    18,501                     0
State Income Taxes                                                                       0                   800
                                                                         -----------------     -----------------

                                                    Net Income (Loss)    $         (74,774)    $         (62,201)
                                                                         =================     =================


See Notes to Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A Development Stage Company)
                   Condensed Consolidated Statements of Income
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                1997                  1996
                                                                         -----------------     -----------------
Revenues from License Sales                                              $               0     $         300,000
Cost of Licenses                                                                         0               107,394
                                                                         -----------------     -----------------
                                                         Gross Profit                    0               192,606

Other Income                                                                         3,583                   600
                                                                         -----------------     -----------------
                                                       Total Revenues                3,583               193,206

General & Administrative Expenses
   Brochures & Marketing                                                               662                   324
   Travel & Auto                                                                    13,598                24,843
   Postage & Delivery                                                                1,263                 7,533
   Payroll Taxes                                                                        38                13,686
   Office                                                                              325                 2,413
   Outside & Professional Services                                                  30,085                78,600
   Rent                                                                                750                17,564
   Salaries - Officers                                                              36,000                82,500
   Salaries - Others                                                                     0               112,957
   Depreciation & Amortization                                                      67,339                76,392
   Bank Charges                                                                        302                 4,768
   Insurance                                                                             0                10,478
   Equipment Rental                                                                      0                 2,801
   Seminars & Conventions                                                            1,904                 1,308
   MMDS Lease Payments                                                                   0                18,025
   Tower Lease Payments                                                              2,060                 6,221
   FCC Filing Fees                                                                       0                 4,560
   Telephone                                                                         2,518                17,162
   Computer                                                                            226                 1,770
   Other Taxes & Licenses                                                                0                 1,539
   Miscellaneous                                                                         0                   293
                                                                         -----------------     -----------------
                              Total General & Administrative Expenses              157,070               485,737
                                                                         -----------------     -----------------
                                   Net Loss Before Taxes and Interest             (153,487)             (292,531)

Interest Expense                                                                    39,130                     0
State Income Taxes                                                                     800                   800
                                                                         -----------------     -----------------

                                                    Net Income (Loss)    $        (193,417)    $        (293,331)
                                                                         =================     =================


See Notes to Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A Development Stage Company)
                   Condensed Consolidated Statements of Income
                    Three and Six Months Ended June 30, 1997
                                   (Unaudited)


                                                                                       June 30, 1997
                                                                             Six Months           Three Months
                                                                                Ended                 Ended
                                                                         -----------------     -----------------
Revenues from License Sales                                              $               0     $               0
Cost of Licenses                                                                         0                     0
                                                                         -----------------     -----------------
                                                         Gross Profit                    0                     0

Other Revenues                                                                       3,583                     0

General & Administrative Expenses
   Brochures & Marketing                                                               662                     0
   Travel & Auto                                                                    13,598                 2,767
   Postage & Delivery                                                                1,263                     0
   Payroll Taxes                                                                        38                     0
   Office                                                                              325                   325
   Outside & Professional Services                                                  30,085                     0
   Rent                                                                                750                   750
   Salaries - Officers                                                              36,000                18,000
   Depreciation & Amortization                                                      67,339                33,534
   Bank Charges                                                                        302                   112
   Seminars & Conventions                                                            1,904                     0
   Tower Lease Payments                                                              2,060                     0
   Telephone                                                                         2,518                   785
   Computer                                                                            226                     0
                                                                         -----------------     -----------------
                              Total General & Administrative Expenses              157,070                56,273
                                                                         -----------------     -----------------
                                   Net Loss Before Taxes and Interest             (153,487)              (56,273)

Interest Expense                                                                    39,130                18,501
State Income Taxes                                                                     800                     0
                                                                         -----------------     -----------------

                                                    Net Income (Loss)    $        (193,417)    $         (74,774)
                                                                         =================     =================


See Notes to Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A Development Stage Company)
                             Statements of Cash Flow
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                1997                  1996
                                                                         -----------------     -----------------
OPERATING ACTIVITIES
   Net Income (Loss)                                                     $        (193,417)    $        (293,331)
   Adjustments:
     Depreciation and Amortization                                                  67,339                76,392
     Changes in current accounts                                                   (12,694)              (27,654)
     (Increase) Decrease in Notes Receivable                                             0               (28,598)
                                                                         -----------------     -----------------
                            Net Cash Required by Operating Activities             (138,772)             (273,191)

FINANCING ACTIVITIES
   Loans                                                                           139,751               178,094
   Repayment of Loans                                                               (2,111)               (6,186)
   Liabilities Paid with Common Stock                                                    0               (60,994)
   Note Payable on Licenses Purchases                                                    0               198,000
                                                                         -----------------     -----------------
                  Net Cash Provide (Required) by Financing Activities              137,640               308,914
                                                                         -----------------     -----------------

   Increase (Decrease) in Cash and Cash Equivalents                                 (1,132)               35,723

   Cash and Cash Equivalents at Beginning of Period                                  1,197                 7,019
                                                                         -----------------     -----------------

   Cash and Cash Equivalents at End of Period                            $              65     $          42,742
                                                                         =================     =================

See Notes to Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1997 and 1996


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

At June 30, 1997 the Company owed $761,549 to related parties for accrued compensation, loans and sales to and payments made on behalf of the Company. This balance was equal to $621,798 as of December 31, 1996.

NOTE 4: INCOME TAXES

The Company has available at June 30, 1997, net operating loss carryforwards of approximately $3.8 million which may provide future tax benefits expiring in June of 2008.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

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

NOTE 6:           SUBSEQUENT EVENTS

See "PART II - Item 5. Other Information".

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company's loss for the three months ended June 30, 1997 was equal to $74,774 compared to a loss of $62,201 for the three months ended June 30, 1996. The loss for the current quarter was attributable to the Company's continuing general and administrative expenses, interest, depreciation, and amortization. Of total expenses of $74,774, depreciation and amortization totaled $33,534 and interest expense for the quarter equaled $18,501. None of the interest was paid during the quarter, and the interest is attributable to the convertible notes payable which the Company has entered into over the past year. Expenses have decreased dramatically in the three month period ended June 30, 1997, compared to the same quarter last year. Total expenses declined from $254,007 to $74,774. This is a result of the Company's lack of funding to continue as a wireless cable entity. The Company entered into a period of virtual inactivity during 1997 and is planning on entering a new industry. See
Item 5 - Other Information. Losses are expected to continue throughout the development stage of the Company.

         The Company had no revenues in the quarter ended June 30, 1997, and posted revenues of $300,000 in the same quarter a year ago. The prior year revenues were the only revenues generated in the year ended December 31, 1996 and represented a sale of some of the Company's MMDS licenses.

         The Company has continued to operate with a working capital deficit through the second quarter of 1997. As of June 30, 1997, the Company's current liabilities of $2,635,381 exceeded its current assets of $482 by $2,634,899. Of this negative working capital, $761,549 represents amounts owed to related parties. In the first quarter of 1999, the Company successfully completed a plan whereby certain assets were sold to a third party in exchange for that company's stock. This third party's stock in addition to the issuance of Series A Preferred stock in the Company were used to satisfy the majority of the Company's non-related party debt. See Part II - Other Information.

         The Company believes that as a result of the satisfaction of most of its note holders, it can successfully move forward in a new business enterprise. The Company is currently seeking opportunities within the Internet industry that would be less capital intensive than the wireless cable industry in which the Company was never able to adequately finance development.

         Should the Company be unable to satisfy its note holders and other creditors through the issuance of stock, its ability to continue as a going concern will be in doubt.

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

Dated:            March 19, 1999

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.




                     Jon Richard Marple,
                     Acting President and Chairman,
                     Chief Executive Officer and
                     Chief Financial Officer