Form 10QSB
period 1997-09-30
SUPERIOR WIRELESS COMMUNICATIONS INC
filed 1999-03-22
CIK 793986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

         For the quarter period ended:      September 30, 1997

                                       or

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

  Balance Sheet as of September 30, 1997 and December 31, 1996;

  Statements of Income for the three months ended September 30, 1997 and 1996;

  Statements of Income for the nine months ended September 30, 1997 and 1996;

  Statements of Income for the three and nine months ended September 30, 1997

  Statement of Cash Flows for the nine months ended September 30, 1997 and 1996;

  Notes to Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                    September 30, 1997 and December 31, 1996


                                                                             (Unaudited)
                                                                            September 30,         December 31,
ASSETS                                                                          1997                  1996
------                                                                   -----------------     -----------------
Current Assets
   Cash                                                                  $             859     $           1,197
   Accounts Receivable & Prepaids                                                   29,000                   417
                                                                         -----------------     -----------------
                                                 Total Current Assets               29,859                 1,614

Property, Plant, & Equipment                                                        37,141               105,803

Other Assets
   Deposits                                                                          2,825                 2,825
   Licenses and Other                                                            1,178,438             1,250,263
                                                                         -----------------     -----------------
                                                                                 1,181,263             1,253,088
                                                                         -----------------     -----------------

                                                         TOTAL ASSETS    $       1,248,263     $       1,360,505
                                                                         =================     =================

LIABILITIES & SHAREHOLDERS EQUITY
Current Liabilities
   Accounts Payable                                                      $         114,363     $         152,419
   Accrued Liabilities                                                           1,009,400               814,992
   Note Payable                                                                    748,500               907,800
   Income Taxes Payable                                                                800                 1,800
   Current Portion of Long-Term Debt                                                 9,516                11,627
   Payable - Related Parties                                                       770,031               621,798
                                                                         -----------------     -----------------
                                            Total Current Liabilities            2,652,610             2,510,436

Long-Term Debt                                                                           0                     0
                                                                         -----------------     -----------------

                                                    Total Liabilities            2,652,610             2,510,436

Shareholders Equity Preferred Series A, $.001 par value:
     Authorized 15,000,000
     Issued and Outstanding 6,004,836 at March 31, 1997
       and December 31, 1996                                                         6,005                 6,005
   Additional Paid-in Capital                                                    2,110,925             2,110,925
   Retained Earnings (Deficit)                                                  (3,521,277)           (3,266,861)
                                                                         -----------------     -----------------
                                           Total Shareholder's Equity           (1,404,347)           (1,149,931)
                                                                         -----------------     -----------------

                             TOTAL LIABILITIES & SHAREHOLDERS' EQUITY    $       1,248,263     $       1,360,505
                                                                         =================     =================


See Notes to Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A Development Stage Company)
                   Condensed Consolidated Statements of Income
                 Three Months Ended September 30, 1997 and 1996


                                                                                    Three Months Ended
                                                                                       September 30,
                                                                                1997                  1996
                                                                         -----------------     -----------------
Revenues from License Sales                                              $               0     $               0
Cost of Licenses                                                                         0                     0
                                                                         -----------------     -----------------
                                                         Gross Profit                    0                     0

Other Income                                                                         8,659                (2,500)
                                                                         -----------------     -----------------
                                                       Total Revenues                8,659                (2,500)

General & Administrative Expenses
   Brochures & Marketing                                                                 0                   206
   Travel & Auto                                                                       602                23,174
   Postage & Delivery                                                                    0                 5,934
   Payroll Taxes                                                                       622                 5,393
   Office                                                                                0                 3,364
   Outside & Professional Services                                                   1,000                64,282
   Rent                                                                                  0                10,278
   Salaries - Officers                                                              18,000                48,750
   Salaries - Others                                                                     0                42,566
   Depreciation & Amortization                                                      29,858                35,555
   Bank Charges                                                                         86                69,757
   Insurance                                                                           514                 5,585
   Seminars & Conventions                                                                0                 1,517
   MMDS Lease Payments                                                                   0                 7,650
   Tower Lease Payments                                                                  0                 2,385
   FCC Filing Fees                                                                       0                 5,750
   Telephone                                                                         1,040                 9,990
   Computer                                                                              0                 1,481
   Other Taxes & Licenses                                                              456                    10
   Miscellaneous                                                                         0                 1,302
                                                                         -----------------     -----------------
                              Total General & Administrative Expenses               52,178               344,929
                                                                         -----------------     -----------------
                                   Net Loss Before Interest and Taxes              (43,519)             (347,429)

Interest Expense                                                                    17,480                     0
State Income Taxes                                                                       0                     0
                                                                         -----------------     -----------------

                                                    Net Income (Loss)    $         (60,999)    $        (347,429)
                                                                         =================     =================


See Notes to Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A Development Stage Company)
                   Condensed Consolidated Statements of Income
                  Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)


                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                1997                  1996
                                                                         -----------------     -----------------
Revenues from License Sales                                              $               0     $         300,000
Cost of Licenses                                                                         0               109,894
                                                                         -----------------     -----------------
                                                         Gross Profit                    0               190,106

Other Revenue                                                                       12,242                   600
                                                                         -----------------     -----------------
                                                       Total Revenues               12,242               190,706

General & Administrative Expenses
   Brochures & Marketing                                                               662                   530
   Travel & Auto                                                                    14,200                48,016
   Postage & Delivery                                                                1,263                13,468
   Payroll Taxes                                                                       660                19,079
   Office                                                                              325                 5,167
   Outside & Professional Services                                                  31,085               143,910
   Rent                                                                                750                27,843
   Salaries - Officers                                                              54,000               131,250
   Salaries - Others                                                                     0               155,523
   Depreciation & Amortization                                                      97,197               111,947
   Bank Charges                                                                        389                74,525
   Insurance                                                                           514                16,063
   Equipment Rental                                                                      0                 2,381
   Seminars & Conventions                                                            1,904                 3,470
   MMDS Lease Payments                                                                   0                25,675
   Tower Lease Payments                                                              2,060                 8,606
   FCC Filing Fees                                                                       0                10,310
   Telephone                                                                         3,558                27,152
   Computer                                                                            226                 3,251
   Other Taxes & Licenses                                                              455                 1,548
   Miscellaneous                                                                         0                   952
                                                                         -----------------     -----------------
                              Total General & Administrative Expenses              209,248               830,666
                                                                         -----------------     -----------------
                                   Net Loss Before Interest and Taxes             (197,006)             (639,960)

Interest Expense                                                                    56,610                     0
State Income Taxes                                                                     800                   800
                                                                         -----------------     -----------------

                                                    Net Income (Loss)    $        (254,416)    $        (640,760)
                                                                         =================     =================


See Notes to Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A Development Stage Company)
                   Condensed Consolidated Statements of Income
                 Three and Nine Months Ended September 30, 1997
                                   (Unaudited)


                                                                                    September 30, 1997
                                                                             Nine Months          Three Months
                                                                                Ended                 Ended
                                                                         -----------------     -----------------
Revenues from License Sales                                              $               0     $               0
Cost of Licenses                                                                         0                     0
                                                                         -----------------     -----------------
                                                         Gross Profit                    0                     0

Other Revenues                                                                      12,242                 8,659
                                                                         -----------------     -----------------
                                                       Total Revenues               12,242                 8,659

General & Administrative Expenses
   Brochures & Marketing                                                               662                     0
   Travel & Auto                                                                    14,200                   602
   Postage & Delivery                                                                1,263                     0
   Payroll Taxes                                                                       660                   622
   Office                                                                              325                     0
   Outside & Professional Services                                                  31,085                 1,000
   Rent                                                                                750                     0
   Salaries - Officers                                                              54,000                18,000
   Depreciation & Amortization                                                      97,197                29,858
   Bank Charges                                                                        389                    86
   Insurance                                                                           514                   514
   Seminars & Conventions                                                            1,904                     0
   Tower Lease Payments                                                              2,060                     0
   Telephone                                                                         3,558                 1,040
   Computer                                                                            226                     0
   Other Taxes & Licenses                                                              455                   456
                                                                         -----------------     -----------------
                              Total General & Administrative Expenses              209,248                52,178
                                                                         -----------------     -----------------
                                   Net Loss Before Interest and Taxes             (197,006)              (43,519)

Interest Expense                                                                    56,610                17,480
State Income Taxes                                                                     800                     0
                                                                         -----------------     -----------------

                                                    Net Income (Loss)    $        (254,416)    $         (60,999)
                                                                         =================     =================


See Notes to Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A Development Stage Company)
                             Statements of Cash Flow
                  Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                1997                  1996
                                                                         -----------------     -----------------
OPERATING ACTIVITIES
   Net Income (Loss)                                                     $        (254,416)    $        (640,760)
   Adjustments:
     Depreciation and Amortization                                                  97,196               111,947
     Changes in current accounts                                                   (37,639)              (21,471)
     (Increase) Decrease in Notes Receivable                                             0               (95,746)
                                                                         -----------------     -----------------
                            Net Cash Required by Operating Activities             (194,859)             (646,030)

INVESTING ACTIVITIES
   Use of Fixed Assets to pay                                                            0                16,030
   Purchase of Fixed Assets                                                          2,050                     0
                                                                         -----------------     -----------------
                            Net Cash Required by Investing Activities                2,050                16,030

FINANCING ACTIVITIES
   Loans                                                                           194,582               647,234
   Repayment of Loans                                                               (2,111)              (63,066)
   Use of Stock for Repayment of loans                                                   0                60,994
                                                                         -----------------     -----------------
                  Net Cash Provide (Required) by Financing Activities              192,471               645,162
                                                                         -----------------     -----------------

   Increase (Decrease) in Cash and Cash Equivalents                                   (338)               15,162

   Cash and Cash Equivalents at Beginning of Period                                  1,197                 7,019
                                                                         -----------------     -----------------

   Cash and Cash Equivalents at End of Period                            $             859     $          22,181
                                                                         =================     =================


See Notes to Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


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

At September 30, 1997 the Company owed $770,031 to related parties for accrued compensation, loans and sales to and payments made on behalf of the Company. This balance was equal to $621,798 as of December 31, 1996. The Company also had $29,000 receivable from a related party for sale of assets.

NOTE 4: INCOME TAXES

The  Company  has   available  at  September  30,  1997,   net  operating   loss
carryforwards of approximately $3.8 million which may provide future tax benefits expiring in June of 2008.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

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

NOTE 6: SUBSEQUENT EVENTS

See "PART II - Item 5. Other Information".

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company's loss for the three months ended September 30, 1997 was equal to $60,999 compared to a loss of $347,429 for the three months ended September 30, 1996. The loss for the current quarter was attributable to the Company's continuing general and administrative expenses, interest, depreciation, and amortization. Of total expenses of $69,658, depreciation and amortization totaled $29,858, and interest expense for the quarter equaled $17,480. None of the interest was paid during the quarter, and the interest is attributable to the convertible notes payable which the Company has entered into over the past year. Expenses have decreased dramatically in the three month period ended September 30, 1997, compared to the same quarter last year. Total expenses declined from $344,929 to $69,658. This is a result of the Company's lack of funding to continue as a wireless cable entity. The Company entered into a period of virtual inactivity during 1997 and is planning on entering a new industry. See Item 5 - Other Information. Losses are expected to continue throughout the development stage of the Company.

         The Company had no revenues in the quarters ended September 30, 1997 or September 30, 1996.

         The Company has continued to operate with a working capital deficit through the third quarter of 1997. As of September 30, 1997, the Company's current liabilities of $2,652,610 exceeded its current assets of $29,859 by $2,622,751. Of this negative working capital, $770,031 represents amounts owed to related parties. In the first quarter of 1999, the Company successfully completed a plan whereby certain assets were sold to a third party in exchange for that company's stock. This third party's stock in addition to the issuance of Series A Preferred stock in the Company were used to satisfy the majority of the Company's non-related party debt. See Part II - Other Information.

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