Form 10KSB
period 1997-12-31
SUPERIOR WIRELESS COMMUNICATIONS INC
filed 1999-08-30
CIK 793986

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

        For the fiscal year ended:          December 31, 1997
                                            -----------------
                                                        or

[] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

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

210 South Main Street, Suite 900
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

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The aggregate market value of voting stock held by non-affiliates of the registrant on August 16, 1999 was $451,067 based on an average bid and ask price of $0.28125.

         The number of shares outstanding of the registrant's Common Stock on August 16, 1999 was 2,952,229.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                      INDEX

                                                                           Page
                                                                          Number
                                     PART I.

Item 1.  Business.                                                           3

Item 2.  Properties.                                                        12

Item 3.  Legal Proceedings.                                                 12

Item 4.  Submission of Matters to a Vote of Security Holders.               12

                                    PART II.

Item 5.  Market for the Registrant's Common Stock and
         Related Stockholder Matters.                                       13

Item 6.  Selected Financial Data.                                           13

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                               14

Item 8.  Financial Statements and Supplementary Data.                       16

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.                               16

                                    PART III.

Item 10. Directors and Executive Officers of the Registrant.                17

Item 11. Executive Compensation.                                            17

Item 12. Security Ownership of Certain Beneficial Owners and Management.    17

Item 13. Certain Relationships and Related Transactions.                    18

                                    PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.  18

                                     PART I.

OUR ANNUAL REPORT ON FORM 10-KSB ("10-KSB") CONTAINS FORWARD-LOOKING STATEMENTS MADE WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES-- SUCH AS THOSE DISCUSSED IN THE SECTION ENTITLED "FACTORS AFFECTING NETSCAPE'S FINANCES AND BUSINESS PROSPECTS" BELOW--THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED. YOU SHOULD NOT RELY ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT ONLY OUR OPINION AS OF THE DATE OF THIS 10-KSB. WE DO NOT ASSUME ANY OBLIGATION TO REVISE FORWARD-LOOKING STATEMENTS. YOU SHOULD ALSO CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE QUARTERLY REPORTS ON FORM 10-QSB AND ANY CURRENT REPORTS ON FORM 8-K.

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

ITEM 1. BUSINESS

THE COMPANY

Superior Wireless Communications, Inc. (hereinafter referred to as the "Company" or "Superior") had been engaged in the business of accumulating wireless cable licenses. This business included the accumulation of certain Multipoint Distribution Service (hereinafter referred to as "MDS"), Multichannel Multipoint Distribution Service (hereinafter referred to as "MMDS"), Instructional Television Fixed Service (hereinafter referred to as "ITFS") and Low-Power Television Station (hereinafter referred to as "LPTV") rights (collectively MDS, MMDS, ITFS and LPTV are sometimes hereinafter referred to as "Wireless Cable Rights" or "Wireless Cable Channels"). The Company had obtained these rights through purchases, leases and lease-purchase agreements. As of March 31, 1999, the Company sold substantially all of its Wireless Cable Rights to assist it in paying off certain debt and enabling the Company to pursue alternative ventures in the Internet industry.

On August 1, 1999 in accordance with the terms and provisions of a certain Purchase Agreement dated as of June 1, 1999 by and between the Company and Media Rage of Utah, Inc., a Utah corporation ("Media Rage"), 325,000 post-reverse split (See Item 5 below) shares of the Company's Common Stock, $.001 par value per share, were issued to the shareholders of Media Rage in consideration of their sale, assignment and transfer to the Company of all stock outstanding in Media Rage. As a consequence of the foregoing transaction, combined with the issuance of 50,000 post-reverse split shares of the Company's Common Stock to a third party for services rendered in connection with such transaction, the total number of shares of Common Stock issued and outstanding, on a post-reverse split basis, is 2,952,229 at August 16, 1999.

Media Rage provides customers with user friendly software solutions to design and operate E-Commerce web sites, including shopping cart technology. Media Rage also offers custom website design and valuable marketing information and support for its clients.

The Company is currently exploring additional potential acquisitions of companies within the Internet industry. These include companies that are Internet Service Providers (ISPs), Web Hosting companies, e-commerce sites and auction web sites. The Company believes that with a substantial amount of its debt paid off, that it will be able to move forward with one or more of these acquisitions.

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

On October 25, 1996 the name of the Company was changed to Superior Wireless Communications, Inc. and each of the 6,004,836 shares of then issued and outstanding common stock of the Corporation were exchanged for one share of preferred stock designated as Class A Convertible Cumulative Preferred Stock (the "Class A Preferred Stock"), par value of $.001 per share. The Class A Preferred Stock carries a ten percent (10%) dividend, which could be paid in common stock, and was convertible into Common Stock of the Company as of October 25, 1998 (the "Conversion Date"). Under the terms of the Class A Preferred Stock, all shares outstanding as of October 16, 1998 automatically converted into common stock at a rate of five shares of common stock for every one share of Class A Preferred Stock. This resulted in the automatic conversion of 6,541,416 shares of Class A Preferred Stock into 32,707,080 shares of common stock. The holders of the remaining shares of Class A Preferred Stock that were issued after October 16, 1998, totaling 3,767,501 shares, agreed to convert at the same rate of five shares of common stock for every one share of Class A Preferred Stock. The latter conversion was effective simultaneous to the reverse stock split described below.

In 1998, the Company issued approximately 530,000 shares of its Series A Preferred stock to satisfy debts and liabilities in the amount of $385,000.

In the first two quarters of 1999, the Company sold certain wireless cable licenses in exchange for stock in another company. This stock along with 2,914,954 shares of the Company's Series A Preferred stock were used to satisfy notes and other obligations that totaled approximately $1,450,000.

Effective August 16, 1999, the Company effectuated a reverse stock split at a rate of twenty-to-one. This resulted in 2,577,229 shares of common stock being outstanding as of that date and no preferred shares are outstanding. The Company is obligated to issue up to 375,000 shares of its post reverse-split common stock for the acquisition of Media Rage of Utah, Inc. (See PART II- Other Information). This results in 2,952,229 shares of common stock outstanding as of August 16, 1999.

Overview

The Company had originally targeted small to mid-size markets with significant numbers of line-of-sight households that do not have access to traditional hard-wire cable. It was the Company's intention to construct wireless cable systems within those markets. Financing of the development of wireless cable proved to be impossible. Indeed, the wireless cable industry has evaporated with several of the largest wireless cable companies in the country declaring bankruptcy. The Company decided to sell its wireless cable assets to assist it in repaying debt and financing the entrance into the Internet industry.

In 1999, the Company began exploring business opportunities associated with the Internet. On August 1, 1999 in accordance with the terms and provisions of a certain Purchase Agreement dated as of June 1, 1999 by and between the Company and Media Rage of Utah, Inc., a Utah corporation ("Media Rage"), 325,000 post-reverse split (See Item 5 below) shares of the Company's Common Stock, $.001 par value per share, were issued to the shareholders of Media Rage in consideration of their sale, assignment and transfer to the Company of all stock outstanding in Media Rage. As a consequence of the foregoing transaction, combined with the issuance of 50,000 post-reverse split shares of the Company's Common Stock to a third party for services rendered in connection with such transaction, the total number of shares of Common Stock issued and outstanding, on a post-reverse split basis, is 2,952,229 at August 16, 1999.

Media Rage provides customers with user friendly software solutions to design and operate E-Commerce web sites, including shopping cart technology. Media Rage also offers custom website design and valuable marketing information and support for its clients.

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

The Company is specifically targeting E-Commerce as its industry within the Internet. Through the Media Rage acquisition, the Company believes that it can position itself to provide inexpensive E-Commerce solutions to businesses. According to Forrester Research, within the next five years, online commerce will exceed $340 billion. The Company believes that this growth in the number of users will drive more substantial increases in Internet advertising, which International Data Corporation ("IDC") estimates will grow to $2.9 billion in 2000.

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

It is estimated that approximately 45% of US households have personal computers and that 70% of businesses already have Internet access.

The Company believes that through the acquisition of Media Rage and other potential acquisition targets, it can exploit the growth of the Internet, and specifically that of commerce conducted online.

Competition

The  markets  for  consumer  and  business   Internet   services  are  extremely
competitive, and the Company expects that competition will intensify in the future.

Content aggregators seek to provide a "one-stop" shop for Internet and online users. Their success depends on capturing audience flow, providing ease-of-use and offering a range of content that appeals to a broad audience. Their business models are predicated on attracting and retaining an audience for their set of offerings. Leading companies in this area include America Online, CompuServe, Excite, Inc. ("Excite"), Microsoft and Yahoo! Inc.("Yahoo!"). In this market, competition occurs in acquiring both content providers and subscribers. The principal bases of competition in attracting content providers include quality of demographics, audience size, cost- effectiveness of the medium and ability to create differentiated experiences using aggregator tools. The principal bases of competition in attracting subscribers include richness and variety of content and ease of access to the desired content. The proprietary online services such as America Online, CompuServe and MSN have the advantage of a large customer base, industry experience, many content partnerships and significant resources.

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

Regulatory Environment

The Federal Government or the state governments generally have not heavily regulated business on the Internet, as a whole. There has been talk of new legislation, on both a Federal and state level, to increase regulation of the Internet and potentially exploit new taxation revenue sources. The Company cannot predict the impact, if any, that future regulation or regulatory changes might have on its business.

In the United States, the Company is not currently subject to direct regulation other than pursuant to laws applicable to businesses generally. Adverse changes in the legal or regulatory environment relating to the interactive online services and Internet industry in the United States, Europe, Japan or elsewhere could have a material adverse effect on the Company's business, financial condition and operating results. A number of legislative and regulatory proposals from various international bodies and foreign and domestic governments in the areas of telecommunication regulation, access charges, encryption standards, content regulation, consumer protection, advertising, intellectual property, privacy, electronic commerce, and taxation, among others, are now under consideration. The Company is unable at this time to predict which, if any, of such proposals may be adopted and, if adopted, whether such proposals would have an adverse effect on the Company's business, financial condition and operating results.

Business Strategy

YEAR 2000 IMPLICATIONS

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company is in the process of assessing the Year 2000 issue. The Company believes that it can protect itself from the Year 2000 issue by purchasing only certified "Y2K" compliant hardware and software. The Company has not incurred material costs to date in this process, and currently does not believe that the cost of additional actions will have a material effect on its results of operations or financial condition. Although the Company currently believes that its systems are Year 2000 compliant in all material respects, its current systems and products may contain undetected errors or defects with Year 2000 date functions that may result in material costs. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, the Company may experience serious unanticipated negative consequences (such as significant downtime for one or more of its media properties) or material costs caused by undetected errors or defects in the technology used in its internal systems. In addition, the Company utilizes third-party equipment, software and content, including non-information technology systems ("non-IT systems"), such as its security system, building equipment and non-IT systems embedded micro controllers that may not be Year 2000 compliant. The Company is in the process of developing a plan to assess whether these third parties are adequately addressing the Year 2000 issue and whether any of its non-IT systems have material Year 2000 compliance problems. Failure of such third-party equipment, software or content to operate properly with regard to the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on its business, results of operations, and financial condition. Finally, the Company is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Furthermore, the purchasing patterns of advertisers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance.

Web Development, Design, and Hosting

Web sites are business tools that can dramatically improve customer service, expand marketing efforts, and reduce marketing and support cost. It is a relatively low maintenance and profitable business.

Product and Services

The Company offers an instant e-commerce solution for existing or new Web sites through a system that allows businesses to build and maintain complete e-commerce Web sites. The systems allows simple point- and-click site creation, catalog deployment and interfacing merchant accounts.

Superior will develop and enhance the current systems appealing to that large number of new businesses that want a Web presence, yet prefer to develop and maintain that site themselves.

Objectives

Through its marketing plan, the Company is focused on attracting a high volume of relatively low-end E- commerce Web sites. The target market is small businesses that may otherwise not have E-commerce Web sites or shopping carts. By making the process simple, including effective marketing tools for business subscribers to use and through strategic alliances with trade groups such as the National Association of the Self-employed, the Company can tap into a new group of E-commerce businesses.

More rapid growth will be achieved through the acquisition of additional small profitable Internet businesses, primarily those involved in Web site hosting.

Market Analysis

It is the Company's belief that small businesses are the last business sector to tap into the explosive Internet industry with e-commerce. This sector is now the fastest growing in business. Currently, less than 10% of all small businesses have a Web site. This fastest growing business segment in the country is virtually an untapped market ready to be brought on to the Internet.

Nearly all existing Web sites do not have an effective marketing plan to drive traffic to their Web site. Small businesses that do set up a Web site, generally have a Web site designed for a large up-front fee with very little additional support and no marketing support. Small business is starving for information on how to market their site and make money on the Internet.

Target Market

The Company will target this explosive industry of small and home-based businesses. With a small budget and an eagerness to capitalize on the Internet boom, this segment of the market is in desperate need of a low-cost, simple e-commerce solution.

Competition

The primary competitors include Yahoo Store, Shopbuilder and Shopsite, which was recently bought by Gateway. Though all have a larger customer base than the Company's, the products are limited in functionality as compared to the Company's product. At the time of this writing, none of the competitor products were sold with a comprehensive, online marketing tutorial system.

Product Description

The Company's product, offered through Media Rage, is a self-automated, build it yourself e-commerce Web site. A user simply calls up a URL (internet address) that has been assigned, and by a simple, fill in the blank procedure, builds Web pages with color backgrounds, images, titles, text and forms, product descriptions, pricing.

The e-commerce shopping cart module can be added to any Web site within minutes. The e-commerce shopping cart module gives small businesses control over product inventory, tax information, shipping, product options, and pricing. Company control is achieved because changes can be made easily from any Web browser. The "fill in the blank" technology makes updates and changes as simple as filling out a questionnaire. This makes the Company's e-commerce solution possibly the most advanced and simple product to set up an online store. The features of the e-commerce system are as follows:

o   Unlimited product inventory capabilities
o   Secure ordering and order retrieval
o   Complete customizable tax and shipping data base
o   Ability to accept thousands of orders daily
o   Add, Delete, or Modify any product from browser 24 hours a day
o   E-mail notification of all orders
o   Real time credit card processing available
o   Java scripted up sale on each order to related products
o   Self generating product index that changes instantly on all product updates
o   Template or custom HTML display of products
o   Option capability for quantity, size, color, etc.
o   Help sections throughout the entire system

Related Products

Company Owned Web Site Replication

Media Rage has also developed a self replicating Web site creation system that allows customers to easily provide Web pages to their customers or independent representatives. These sites can be owned and operated independently or can be used as a storefront to a central store. The individually owned sites promote their own products or services. Each individual Web page has its own backroom or Web site administration section. The site's backroom can only be accessed through the hosting company's main page driving repeat traffic to the Company's Web site.

Having many Web sites or storefronts linked to a central store or site is a model that is used by the most successful companies on the Internet. Companies like Amazon.com and Geocities.com have used this model to attract millions of customers to their sites. Any traffic generated from a storefront to the central store is electronically tracked for use in affiliate programs or in providing valuable knowledge about Web traffic.

Revenues to the Company are collected in several ways: set up fees, hosting fees, and custom work. The Company takes care of the setup, and hosting. We also assist in the customer service and custom design work. The revenues generated in these areas are shared with the Company. Pricing and revenue splits for the independent pages is negotiated and adjusted to meet the goals and level of service required by each company.

Merchant Accounts

The Company is set up as a re-seller of merchant account leases provided to business owners to facilitate their e-commerce transactions. The Company collects revenues from reselling merchant accounts in the form of direct payments from banks, fees based on each transaction and a percentage of total sales generated by the merchant account.

Unique Selling Advantage

Most companies that sell shopping carts are not teaching their customers how to use the cart to make money. Sites that teach marketing generally do not have or own the technology to help their customers implement the education. We believe the technology and education working together will be extremely powerful and automated and are the Company's most unique selling advantage.

Many small businesses have tried placing their products and services on the Internet with the belief that by simply having a Web site, they will sell product. The fact is that users must be driven to the site as well. Our online courses allow the small and home based business owner to learn and implement proven methods of online marketing providing success to their online venture.

Marketing Tactics

Outside Sales Representatives

Outside sales representatives will be used to sell to large trade organizations. Thousands of small business groups exist across the nation that are targeted by the sales reps. The trade organization receives a portion of the revenues derived from its members creating a "win-win' for both the organization and its members.

Company Newsletter

The Company will build an E-zine of 10's of thousands of subscribers in a very short time. This newsletter will include helpful marketing and e-commerce information every week. The subscriber list will give us an opportunity to offer new services, upgrades, or related products that all generate predictable monthly revenues for our company. The newsletter will also develop an ongoing relationship with thousands of potential customers.

Free Web pages and 10 day trials of our shopping cart system.

This is another service that will give us a large database of potential paying customers whom are using and testing our technology. The newsletter will be used for personal calls, education courses and autoresponders to encourage the free users to take advantage of our fee based upgrades and services.

Channels of Distribution

The Company will focus on large organizations such as trade organizations, chambers of commerce, mortgage and real estate brokers, and network marketing companies. Relationships within these organizations will allow us to penetrate a large group of small businesses with fewer points of sale.

Pricing

The pricing structure below allows easy entry for the masses but limits the ability of the customer to "exit" the relationship short term as each customer will sign a 12 month, exclusive hosting and development contract.

The e-com sites will be sold at $120 each payable in $10 increments over a 12-month period. Secure hosting for the Web sites will be charged at $39.95 monthly for 100 items or less. An additional $20 is billed monthly for each 100 additional items added, i.e., 120 items would cost $59.95 monthly. Each site, even if paid in full upfront, comes with a minimum 12-month contract for exclusive hosting and Web development for the site.

The Company will also charge a .5-2% volume fee on all commerce passing through any sites it sells.

Advertising

The Company will incorporate the following 6 avenues to drive traffic to its site:

     1.   Submit   articles  for   publication  to  e-zines.   This  method  has
          consistently proven to be one of the most effective methods of driving qualified visitors to Web sites.

     2. Run classified ads in targeted e-zines. Once again e-zine advertising offers the best bang for the buck on the Internet. The cost to advertise in most e-zines is 20 to 50 dollars per week and the Company can reach several hundred thousand potential customers at a very low cost.

     3. Search engine optimization and doorway pages. The search engines can still reach thousand of customers quickly and inexpensively. Pages need to be optimized to target certain keywords and the Company will create specialized pages that will rank high in the different search engines under different keyword phrases.

     4. Private label our services to be offered through high traffic sites with established customer base

     5.   Online press releases

     6.   Classified advertising and banners.

These marketing methods will provide the most exposure for the least amount of money. The methods are proven and are used by some of the most successful sites on the Internet. The back end education will position us as a leader in the e-commerce movement. The ongoing support is what is most needed by small businesses today.

The Market

The Internet and Internet Access. The growth of the Internet is well documented and perhaps the greatest growth industry in the history of the World.

o   Growth in the Internet is about 10% per month.
o   Every two seconds the Internet has a new subscriber.
o Use of the Internet file search and retrieving tool is currently growing at 1,000 percent annually.
o There are more than 10 million host computer systems connected to the Internet.
o Transactional commerce on the Internet is estimated at $8 billion today, and by the year 2002 wiil be at $300 billion.
o   User population of the Internet is approaching over 100 million people.

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

The Web offers incredible diversity for business, education, communication, and entertainment. Web pages are available on the Internet in tens of thousands of styles and subjects, with almost as many reasons for posting them on the Web. For example, there are thousands of sites in each of these subject areas:

o        Commercial, Shareware, Freeware software
o        Business, marketing, commerce
o        Finance, stock market, corporate information
o        K-12 education
o        Online books
o        Online magazines
o        Government sites and information
o        Legal information
o        Health and medical information
o        Daily and categorized news
o        Travel/booking/ticketing information and purchase
o        Reference books
o        Scientific sites covering archeology through zoology
o        History
o        Museums and libraries

Virtually all knowledge in the history of mankind may someday soon be on the Web. For example, the Vatican has started to download images of 150,000 original documents dating from as early as the second century A.D. on the Internet. The Securities and Exchange Commission maintains free Internet access to its library of corporate records.

Employees

The Company currently has only one employee.

ITEM 2. PROPERTIES

The Company currently rents approximately 300 square feet of office space for its corporate offices, under a rental arrangement with the Company's President. The rent has been accrued at a rate of $500 per month and was converted into stock of the Company in July of 1999.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is trading on the Over-the-Counter Bulletin Board under the symbol "SUWL". As of August 16, 1999, the Company had 748 holders of record. The following table sets forth, on a per share basis for the period shown, the high and low prices of the Common Stock and the Preferred Series A Stock as reported on the OTC Bulletin Board.

                                                       Closing Price
                                                  High               Low
   Fiscal Year Ended December 31, 1995
     First Quarter............................$        1.75    $        0.75
     Second Quarter...........................         1.75             0.75
     Third Quarter............................         1.75             0.50
     Fourth Quarter...........................         1.75             0.25
   Fiscal Year Ended December 31, 1996
     First Quarter............................$        1.75    $        0.375
     Second Quarter...........................         1.00             0.375
     Third Quarter............................         0.75             0.25
     Fourth Quarter...........................         0.75             0.25
   Fiscal Year Ended December 31, 1997
     First Quarter............................$        0.50    $        0.0625
     Second Quarter...........................         0.25             0.0625
     Third Quarter............................         0.25             0.0625
     Fourth Quarter...........................         0.25             0.03125
   Fiscal Year Ended December 31, 1998
     First Quarter............................$        0.50    $        0.03125
     Second Quarter...........................         0.25             0.03125
     Third Quarter............................         0.25             0.03125
     Fourth Quarter...........................         0.25             0.03125
   Fiscal Year Ended December 31, 1999
     First Quarter............................$        0.05    $        0.03125
     Second Quarter...........................         0.25             0.05
     Third Quarter (through August 16, 1999)..         0.281            0.187

The Company has never declared or paid any cash dividends on the Common Stock and does not presently intend to pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any future earnings for reinvestment in its business.

ITEM 6. SELECTED FINANCIAL DATA

The selected historical financial data presented below as of December 31, 1996 and 1997 and for the years ended December 31, 1996 and 1997 were derived from the consolidated financial statements of the Company, which were audited by Smith & Company, independent certified public accountants, and which are included elsewhere in this Form 10-KSB. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements (including the notes thereto) included elsewhere in this Form 10-KSB.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company was incorporated on July 24, 1984 in Nevada as Diversified Ventures, Ltd. On March 27, 1987 the name was changed to M.V.I.D. International Corporation. On April 6, 1994 the name was changed to Micro-Lite Television. Prior to March 14, 1994 the Company sold an automobile anti-theft protection system to customers through an arrangement with dealerships, principally in New Jersey. On March 16, 1994 the Company acquired the assets and liabilities of Marrco Communications, Inc. ("Marrco") and continued the business activities of Marrco. Prior business operations were assumed by the former President of the Company. Marrco was founded on December 12, 1991 for purposes of accumulating Wireless Cable Rights in domestic markets.

On October 25, 1996 the name of the Company was changed to Superior Wireless Communications, Inc. and each of the 6,004,836 shares of then issued and outstanding common stock of the Corporation were exchanged for one share of preferred stock designated as Class A Convertible Cumulative Preferred Stock (the "Class A Preferred Stock"), par value of $.001 per share. The Class A Preferred Stock carried a ten percent (10%) dividend, which could be paid in common stock, and was convertible into Common Stock of the Company as of October 25, 1998 (the "Conversion Date"). Under the terms of the Class A Preferred Stock, all shares outstanding as of October 16, 1998 automatically converted into common stock at a rate of five shares of common stock for every one share of Class A Preferred Stock. This resulted in the automatic conversion of 6,541,416 shares of Class A Preferred Stock into 32,707,080 shares of common stock. The holders of the remaining shares of Class A Preferred Stock that were issued after October 16, 1998, totaling 3,767,501 shares, agreed to convert at the same rate of five shares of common stock for every one share of Class A Preferred Stock. The latter conversion was effective simultaneous to the reverse stock split described below.

Effective August 16, 1999, the Company effectuated a reverse stock split at a rate of twenty-to-one. This resulted in 2,577,229 shares of common stock being outstanding as of that date and no preferred shares are outstanding. The Company was obligated to issue 375,000 shares of its post reverse-split common stock for the acquisition of Media Rage of Utah, Inc. (See PART II- Other Information). This resulted in 2,952,229 shares of common stock outstanding.

Results of Operations for the Two Years Ended December 31, 1997

Revenues

The Company currently does not have any ordinary and significant source of revenues. However, the Company occasionally sells some of its wireless cable channels rights. The Company recorded revenues of $64,000 for the year ended December 31, 1997, compared with sales of $300,000 for the year ended December 31, 1996. The current year revenue was derived from the sale of certain fixed assets to a related party. The 1996 revenue was derived from one sale to Wireless One, Inc. The Company also had miscellaneous revenues of $11,516 in the current year. This included $3,582 in forgiveness of indebtedness income.

Cost of Sales

The cost of the fixed assets sold for the period ended December 31, 1997 was equal to $45,341 that represented the book value of the assets sold in the year. This is compared to cost of sales of $107,394 in the year ended December 31, 1996.

Selling, General and Administrative Expenses

The Company incurred total selling, general and administrative expenses ("SG&A") of $144,501 for the year ended December 31, 1997. This represents a decrease of 81% of SG&A from the period ended December 31, 1996 of $759,775. Throughout most of 1997, the Company was virtually inactive. There was only one employee who accrued a salary of $72,000, none of which was paid.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 1997 was equal to $101,195, a decrease from the previous period's depreciation and amortization of $146,008. This decrease is attributable to the sale of some of the Company's fixed assets during the current fiscal year.

Interest Expense

The Company incurred interest expense of $188,428 in the year ended December 31, 1997. This is an increase of 99% from the interest expense of $94,452 in the year ended December 31, 1996. The Company continues to accrue interest on all notes payable and amounts due to related parties.

Income Tax Benefit

The Company currently has net operating loss carryforwards equal to approximately $4,400,000. Approximately $1,000,000 of this net operating loss was carried forward from the business of Marrco and is limited under Internal Revenue Code Section 381. This limits the use of this portion of the Company's net operating loss carryforward to approximately $70,000 per year. The Company has not recognized any of this tax benefit as an asset due to uncertainty of future income.

Net Loss

During 1997, the Company recorded a net loss of $(596,551). For the year ended December 31, 1996, the Company posted a net loss of $(1,216,364).

Liquidity and Capital Resources

The Company had a working capital deficit of $(2,765,519) as of December 31, 1997 compared to a working capital deficit of $2,508,822 as of December 31, 1996. Approximately $1,032,680 of the current liabilities represent amounts owed to related parties, in particular to the largest shareholder of the Company, the Company's current President, another director of the Company and wholly owned corporation of the Company's largest shareholder. The Company currently has few sources of working capital other than related parties and asset sales.

Certain Indebtedness

Convertible Notes. In 1994, the Company began a private placement of certain Convertible Notes that entitled the purchasers to convert the notes into stock of the Company at various terms. As of December 31, 1994, the Company had received gross proceeds of $51,000 from one individual. During the first quarter of 1995, the Company received an additional $150,000. During 1996, the Company received additional proceeds of $566,100. All of these notes, included interest accrued thereon were converted into Preferred Series A stock in the Company in 1999.

Income Tax Matters

The Company has had no material state or Federal income tax since its inception. As of December 31, 1997, the Company had approximately $4.4 million in net operating loss carryforwards for tax purposes, expiring in years 2006 through 2012. The Internal Revenue Code of 1986, as amended (the "Code"), limits the amount of loss carryforwards that a company can use to offset future income upon the occurrence of certain changes in ownership. As a result of the purchase of Marrco and the subsequent issuance of shares of the Company's common stock, the Company has undergone more than a 50% change in ownership and will therefore be limited in its utilization of its tax loss carryforwards. About $1 million of the net operating loss carryforward is subject to this limitation.

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

                          INDEX TO FINANCIAL STATEMENTS

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                                                         Page
Independent Auditors Report...............................................F-1
Balance Sheet as of December 31, 1997.....................................F-2
Statements of Operations for the years ended December 31, 1997 and 1996...F-3 Statements of Changes in Stockholders Equity (Deficit) for the years ended December 31, 1997 and 1996.................................F-4
Statements of Cash Flows for the years ended December 31, 1997 and 1996...F-5
Notes to the Financial Statements.........................................F-6
General and Administrative Expenses for the years ended
         December 31, 1997 and 1996......................................F-10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Name                     Age   Position
         Jon R. Marple            32    Interim Chairman and President.
                                        Vice President, Chief Financial Officer
                                        and Director since October 16, 1996.

         Brooks M. Freeman        55    Director since October 16, 1996.

         Dr. Charles Bartell      75    Director since March 14, 1994.  Director
                                        of Marrco since its inception in 1991.

ITEM 11. EXECUTIVE COMPENSATION

                                                                  All
                                          Annual                Other
Name and Principal Position          Compensation         Compensation
Jon Richard Marple                   $ 72,000 (1)                $ 6,000 (2)

(1) All of this annual compensation was accrued and not paid as of December 31, 1997. This compensation and all other amounts owed to Mr. Marple were converted into Preferred Series A Stock in the Company in July of 1999.

(2) Represents charges for rent in home office that is currently the principle office of the Company. This entire amount was accrued and unpaid as of December 31, 1997. This compensation and all other amounts owed to Mr. Marple were converted into Preferred Series A Stock in the Company in July of 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners as of August 16, 1999

                            Name and Address                  Amount and Nature of               Percent
Title of Class             of Beneficial Owners                Beneficial Ownership              of Class

Common                     Jon H. Marple & Mary E. Blake
                           3419 Via Lido, Suite 619
                           Newport Beach, CA  92663                    855,554                    29.0%

Security Ownership of Management

                            Name and Address                  Amount and Nature of               Percent
Title of Class             of Beneficial Owners                Beneficial Ownership              of Class

Common                     Jon Richard Marple
                           9 Mesa Lane
                           Colorado Springs, CO  80906                    392,664                   13.3%


                            Name and Address                  Amount and Nature of               Percent
Title of Class             of Beneficial Owners                Beneficial Ownership              of Class
Common                     Brooks M. Freeman
                           3440 Purdue
                           Dallas, TX  75225                             100,192                     3.4%

Common                     Charles Bartell
                           43 Canyon Drive
                           Newport Beach, CA  92663                       7,000                      0.2%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Documents Filed as Part of the Report

         1.       Financial Statements

The following financial statements are filed as part of this Form 10-K:

                                                                          Page
Independent Auditors Report................................................F-1
Balance Sheet as of December 31, 1997......................................F-2
Statements of Operations for the years ended December 31, 1997 and 1996....F-3
Statements of Changes in Stockholders Equity (Deficit) for the years ended December 31, 1997 and 1996..................................F-4
Statements of Cash Flows for the years ended December 31, 1997 and 1996....F-5
Notes to the Financial Statements..........................................F-6
General and Administrative Expenses for the years ended
         December 31, 1997 and 1996.......................................F-10

         2.       Financial Statement Schedules

         None

         3.       Exhibits

         None

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of August, 1999.

                                      Superior Wireless Communications, Inc.


                                      By:
                                            Jon Richard Marple
                                            Vice President,
                                            Chief Financial Officer,
                                            Treasurer and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 16th day of August 1999, by the following persons in the capacities indicated:

Signature                         Title



                                    Chairman of the Board,
Jon Richard Marple                  Director and President
                                   (Principal Executive Officer
                                    and Principal Financial Officer)


                                    Director
Brooks M. Freeman



                                    Director
Charles Bartell

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants



Board of Directors
Superior Wireless Communications, Inc.
Salt Lake City, Utah


                          INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheet of Superior Wireless Communications, Inc. (a development stage company) as of December 31, 1997, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 1997 and 1996, and for the period of April 1, 1994 (date Company re-entered development stage) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Superior Wireless Communications, Inc. as of December 31, 1997, and the results of its operations, changes in stockholders' equity (deficit), and its cash flows for the years ended December 31, 1997 and 1996, and for the period of April 1, 1994 (date Company re-entered development stage) to December 31, 1997 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The information in Schedule 1 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                                    CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
August 6, 1999, except Note 14
         which is dated August 16, 1999

         10 West 100 South, Suite 700 o Salt Lake City, Utah 84101-1554
              Telephone: (801) 575-8297 o Facsimile: (801) 575-8306
                       E-mail: smith&co@smithandcocpa.com
           Members: American Institute of Certified Public Accountants
                Utah Association of Certified Public Accountants

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


              ASSETS

                                                                                                         December 31,
                                                                                                               1997
                                                                                                         ----------------
CURRENT ASSETS
           Cash in bank                                                                                  $            943
                                                                                                         ----------------

                                                                                    TOTAL CURRENT ASSETS              943

PROPERTY AND EQUIPMENT (Notes 1 and 6)                                                                             31,548

OTHER ASSETS
           Notes receivable - other (Note 7)                                                                            0
           Licenses and other (Note 10)                                                                           978,239
                                                                                                         ----------------

                                                                                      TOTAL OTHER ASSETS          978,239
                                                                                                         ----------------

                                                                                                         $      1,010,730
                                                                                                         ================

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
           Accounts payable                                                                              $        120,642
           Accrued liabilities                                                                                    820,131
           Notes payable (Note 11)                                                                                917,943
           Income taxes payable                                                                                       900
           Payable - related parties (Note 4)                                                                     906,846
                                                                                                         ----------------

                                                                               TOTAL CURRENT LIABILITIES        2,766,462

           Contingent liabilities (Note 12)                                                                             0
                                                                                                         ----------------


                                                                                       TOTAL LIABILITIES        2,766,462

Minority interest in subsidiaries (Note 5)                                                                              0

STOCKHOLDERS' DEFICIT (Notes 3 and 14)
           Common stock, $.001 par value;
              Authorized 50,000,000 shares;
              Issued and outstanding 1,498,815 shares                                                               1,499
           Class A Convertible Cumulative Preferred Stock,
              $.001 par value:
              Authorized 15,000,000 shares;
              Issued and outstanding 0 shares                                                                           0

           Additional paid-in capital                                                                           2,106,181
           Retained earnings (deficit)                                                                         (3,863,412)
                                                                                                         ----------------

                                                                              TOTAL STOCKHOLDERS' EQUITY       (1,755,732)
                                                                                                         ----------------

                                                                                                         $      1,010,730
                                                                                                         ================

See Notes to the Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                                                                                      Period from
                                                                                     Years ended December 31,        4-1-94 (A) to
                                                                                      1997              1996           12-31-97
                                                                                  -------------    --------------    -------------
   Sales                                                                          $      64,000    $      300,600    $     924,521
   Cost of sales                                                                         45,341           107,394          171,494
                                                                                  -------------    --------------    -------------
                                                                    GROSS PROFIT         18,659           193,206          753,027

   Costs associated with abandoned projects                                             179,986           273,849          751,560
   Loss on investments                                                                        0                 0          125,689
   Bad debt (Note 7)                                                                          0           133,686          267,858
   General and administrative expenses (Schedule 1)                                     144,501           759,775        2,547,186
   Depreciation and amortization (Notes 6 and 10)                                       101,195           146,008          525,102
   Interest and bank charges (net of interest income)                                   188,428            94,452          397,043
                                                                                  -------------    --------------    -------------
                                                                                        614,110         1,407,770        4,614,438
                                                                                  -------------    --------------    -------------

   Net income (loss) before other income taxes                                         (595,451)       (1,214,564)      (3,861,411)

   Income tax expense (benefit) (Note 9)                                                  1,100             1,800          (23,100)
                                                                                  -------------    --------------    -------------

   Net (loss) before minority interest                                                 (596,551)       (1,216,364)      (3,838,311)

   Minority interest in partnership losses (Note 5)                                           0                 0          110,000
                                                                                  -------------    --------------    -------------

                                                                      NET (LOSS)  $    (596,551)   $   (1,216,364)   $  (3,728,311)
                                                                                  =============    ==============    =============

EARNINGS (LOSS) PER COMMON SHARE
   (Loss) before other items                                                      $        (.40)   $         (.82)
   Income from discontinued operations                                                      .00               .00
   Minority interest in losses                                                              .00               .00
                                                                                  -------------    --------------

   Net (loss)                                                                     $        (.40)   $         (.82)
                                                                                  =============    ==============

   Weighted average number of common shares used to
     compute net income (loss) per weighted average share                             1,498,815         1,483,782
                                                                                  =============    ==============


A Date company re-entered the development stage.


See Notes to the Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                           December 31, 1997 and 1996


                                                                               Common Stock            Additional      Retained
                                                                              Par Value $.001            Paid-in       earnings
                                                                          Shares          Amount         Capital       (deficit)
                                                                       -------------  -------------  --------------  -------------
Balances at 12/31/93 (Note 3)                                                268,952  $         269  $       79,731  $    (106,670)
   Net liabilities assumed by former officer                                                                 11,650
   Issuance of common stock for new business at $1.05
     per share                                                             1,008,327          1,008       1,104,888        (43,451)
   Issuance of common stock to settle debt at $16.00
     per share                                                                25,000             25         399,975
   Issuance of common stock for services at $.004 per share                   11,250             11              34
   Sale of common stock at $8.00 per share                                    54,191             54         433,472
   Issuance of common stock for stock subscription
     $7.76 per share                                                         250,000            250       1,939,750
   Issuance of common stock for prepaid expense
     $5.71 per share                                                          17,500             18          99,982
   Minority interest transactions                                                                         2,844,259
   Net partnership distributions                                                                         (3,134,180)
   Stock canceled                                                           (267,500)          (267)     (2,039,733)
   Stock canceled                                                            (14,615)           (15)        (79,818)
   Net loss for year                                                                                                    (1,195,064)
                                                                       -------------  -------------  --------------  -------------
Balances at 12/31/94                                                       1,353,105          1,353       1,660,010     (1,345,185)
   Stock canceled                                                             (1,688)            (2)         (4,277)
   Issuance of common stock for expenses at $.037 per share                   18,891             19             681
   Issuance of common stock to settle debt at $4.75 per share                 83,798             84         397,989
   Minority interest transactions                                                                           200,000
   Net partnership distributions                                                                           (199,921)
   Net loss for year                                                                                                      (705,312)
                                                                       -------------  -------------  --------------  -------------
Balances at 12/31/95                                                       1,454,106          1,454       2,054,482     (2,050,497)
   Correction to number of shares issued
     in 1994 for new business                                                 16,009             16             (16)
   Issuance of common stock for services at $.12 per share                    18,750             19           2,231
   Issuance of common stock for assets at $3.00 per share                      6,333              6          18,994
   Issuance of common stock for assets at $3.00 per share                      1,667              2           4,999
   Issuance of common stock for assets at $8.00 per share                      4,343              4          34,739
   Net loss for year                                                                                                    (1,216,364)
                                                                       -------------  -------------  --------------  -------------
Balances at 12/31/96                                                       1,501,208          1,501       2,115,429     (3,266,861)
   Stock retired                                                              (2,393)            (2)         (9,248)

   Net loss for year                                                                                                      (596,551)
                                                                       -------------  -------------  --------------  -------------
Balances at 12/31/97                                                       1,498,815  $       1,499  $    2,106,181  $  (3,863,412)
                                                                       =============  =============  ==============  =============




See Notes to the Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                                                       Period from
                                                                                     Years ended December 31,        4-1-94 (A) to
                                                                                      1997              1996           12-31-97
                                                                                  -------------    --------------    -------------
OPERATING ACTIVITIES
   Net (loss)                                                                     $    (596,551)   $   (1,216,364)   $  (3,728,311)
   Adjustments to reconcile net (loss) to net cash
     (required) by operating activities:
       Stock issued for expenses                                                              0             2,200            2,945
       Stock issued to retire partnership debt                                                0                 0          198,920
       Deferred tax (decrease)                                                                0                 0          (19,600)
       Bad debt                                                                               0           133,686          267,858
       Depreciation and amortization                                                    101,195           146,008          525,102
       Book value of abandoned assets                                                   175,000                 0          265,025
       Minority interest items                                                              213                 0         (109,708)
   Changes in assets and liabilities:
       Prepaid expenses                                                                     417               (83)           2,430
       Accounts receivable                                                                    0               500                0
       Notes receivable - other                                                               0                 0           12,047
       Related party receivables                                                              0                 0          344,142
       Deposits                                                                           2,825             4,999            9,586
       Accounts payable                                                                 (31,777)           67,549           84,226
       Accrued liabilities                                                                5,139            46,230          456,754
       Income taxes                                                                        (900)            1,000           (4,700)
                                                                                  -------------    --------------    -------------

                                                          NET CASH (REQUIRED) BY
                                                            OPERATING ACTIVITIES       (344,439)         (814,275)      (1,693,284)

INVESTING ACTIVITIES
   Purchase of securities                                                                     0                 0         (207,625)
   Sale of securities                                                                         0               906          207,625
   Sale (Acquisition) of licenses                                                        24,986                 0          (30,111)
   Disposition of property, plant and equipment                                          44,885            38,193            1,162
                                                                                  -------------    --------------    -------------

                                                 NET CASH PROVIDED (REQUIRED) BY
                                                            INVESTING ACTIVITIES         69,871            39,099          (28,949)

FINANCING ACTIVITIES
   Loans - other                                                                         10,143           731,800          957,943
   Loans - related parties                                                              285,048            50,238        1,203,266
   Loan repayments - other                                                              (11,627)          (12,684)         (86,109)
   Loan repayments - related parties                                                          0                 0         (416,643)
   Sale of common stock                                                                       0                 0           25,247
   Cash of business acquired                                                                  0                 0          121,135
   Net partnership distributions                                                              0                 0          (72,413)
   Retirement of common stock                                                            (9,250)                0           (9,250)
                                                                                  -------------    --------------    -------------

                                                            NET CASH PROVIDED BY
                                                            FINANCING ACTIVITIES        274,314           769,354        1,723,176
                                                                                  -------------    --------------    -------------

                                                          (DECREASE) IN CASH AND
                                                                CASH EQUIVALENTS           (254)           (5,822)             943

   Cash and cash equivalents at beginning of year                                         1,197             7,019                0
                                                                                  -------------    --------------    -------------

                                                       CASH AND CASH EQUIVALENTS
                                                                  AT END OF YEAR  $         943    $        1,197    $         943
                                                                                  =============    ==============    =============

A Date Company re-entered development stage

Supplemental Disclosures of Cash Flow Information Cash paid during the year for:
     Interest                                                                     $     155,333    $       79,778    $     329,637
     Income taxes                                                                         2,000               800            7,600

Noncash Investing and Financing Activities
   During 1993, Marrco acquired equipment under capital leases in the amount of $50,737 and acquired channel licenses by issuing a note payable for $400,000. During 1994, the note was paid by issuing 25,000 shares of the Company's common stock and 6,250 warrants to purchase the Company's common stock at $16.00 per share. During 1994, the Company acquired $600,000 of channel rights by issuing a note payable to a related party. During 1995, the Company issued 15,625 shares of its restricted common stock to retire a liability associated with the acquisition of $125,000 of licenses. The Company also acquired an additional $319,850 of licenses and other assets by incurring accrued liabilities of the same amount. The Company expects to retire most of the $319,850 of liabilities with common stock (See Note 14).

See Notes to the Financial Statements.

                                      SUPERIOR WIRELESS COMMUNICATIONS, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                           NOTES TO FINANCIAL STATEMENTS
                                                 December 31, 1997


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

             Revenue Recognition:
             Revenue is recognized when cash or other value is actually received. In the case of revenue recognition on the sale of licenses or leases, revenue is recognized when the FCC grants licenses and the Company has the right to receive the revenue. Until the FCC approval is received, the Company reflects the transaction as deferred revenue.

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

             Estimates
             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

NOTE 2:      DEVELOPMENT STAGE COMPANY - MANAGEMENT'S PLANS

             The Company has been in the development stage since the acquisition of Marrco as described above. The Company intends, subject to adequate financing, to engage primarily in the Internet industry.

             Management feels that sales of the wireless cable and LPTV licenses and rights, and loans from related parties and others will provide sufficient working capital to enable the Company to continue as a going concern and develop its intended operations. See Note 14 regarding subsequent events that have or will improve the Company's working capital position.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 1997


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

             On October 26, 1998, all outstanding shares of Class A Convertible Cumulative Preferred Stock were redeemed for Common Stock at a 5 to 1 conversion factor.

             On July 12, 1999 the Board of Directors and a majority of the shareholders approved a 1 to 20 reverse stock split, effective August 16, 1999. These financial statements have been adjusted to reflect these stock changes as if they had been effective as of the earliest date reported therein.

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

             At December 31, 1997 the Company owed $882,899 to related parties ($621,798 at December 31, 1996) for loans and sales to and payments made on behalf of the Company and accrued salaries.

NOTE 5:      MINORITY INTEREST IN SUBSIDIARIES

             The Company was the general partner in several limited partnerships, one of which was still active as of December 31, 1994. The ownership interests vary. As general partner, the Company controlled the partnerships. All partnerships were dissolved prior to December 31, 1995. The Company is still a limited partner in Micro-Lite Television of Beaumont, LLC.

NOTE 6:      PROPERTY AND EQUIPMENT

             Property and equipment as of December 31, 1997 and December 31, 1996 are summarized as follows:

                                                                                Net Book Value
                                              Cost        Depreciation        1997          1996
                                           ----------   ----------------   ----------    ----------
               Furniture                   $        0   $              0   $        0    $   13,450
               Equipment                        3,736              3,541          195        22,838
               Vehicles                             0                  0            0        12,152
               Other                                0                  0            0        13,103
               Transmission Equipment          76,240             44,887       31,353        44,260
                                           ----------   ----------------   ----------    ----------

                                           $   79,976   $         48,428   $   31,548    $  105,803
                                           ==========   ================   ==========    ==========

             Depreciation expense for the period ended December 31, 1997 was $29,370 ($44,511 in 1996).

NOTE 7:      NOTES RECEIVABLE - OTHER

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

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 1997


NOTE 8:      SALES CONCENTRATION AND REVENUE

             During 1997, sales of assets to one entity accounted for 100% of total sales (99% in 1996).

NOTE 9:      INCOME TAXES
             Income tax expense was $1,100 for the year ended December 31, 1997 ($1,800 for 1996). Such amounts differ from the amounts computed by applying the United States Federal income tax rate of 34% to loss before income taxes as a result of the following:

                                                                  1997           1996
                                                              -------------  -------------
             Computed "expected" tax benefit                  $    (202,453) $    (412,952)
             Decrease (increase) in income tax benefit
               resulting from:
                  Change in valuation allowance for
                    deferred federal, state, and local
                    income tax assets                               251,221        423,718
                  State income taxes and other, net                 (47,668)        (8,966)
                                                              -------------  -------------

                                                              $       1,100  $       1,800
                                                              =============  =============

              The tax  effects  of  temporary  differences  that  give rise to a
              substantial   portion  of  the  deferred  income  tax  assets  are
              presented below:

                                                                         1997           1996
                                                                     -------------  -------------
                    Accrued officers' compensation and
                      related costs                                  $      89,554  $      42,333
                    Net operating loss carryforwards                     1,496,000      1,292,000
                                                                     -------------  -------------

                           Total gross deferred tax assets               1,585,554      1,334,333
                           Less valuation allowance                     (1,585,554)    (1,334,333)
                                                                     -------------  -------------

                           Net deferred tax assets                   $           0  $           0
                                                                     =============  =============

              During the years ended December 31, 1997 and 1996, the Company made no Federal income tax payments.

              At December 31, 1997, the Company has approximately $4,400,000 available in net operating loss carryforwards for income tax purposes. These carryforwards expire in 2006 through 2012. Due to a change in control and business activity, the net operating loss carryforwards will most likely never be realized.

NOTE 10:      LICENSES AND OTHER

              The Company owns and leases various MMDS, ITFS and LPTV (wireless cable) licenses to operate in various cities. A summary is as follows:

                                                          1997             1996
                                                     -------------     -------------
                 License acquisition costs           $     310,867     $     397,053
                 Engineering costs                           4,950             4,950
                 Commercial channel licenses               243,320           253,945
                 ITFS licenses                              19,315            19,315
                 LPTV rights and licenses                  575,000           575,000
                                                     -------------     -------------

                                                     $   1,153,452     $   1,250,263
                                                     =============     =============

             The above amounts are net of amortization of $71,825 ($178,452 for 1996).

NOTE 11:     NOTES PAYABLE

             At December 31, 1997, the Company owed several individuals a total of $917,943. The notes bear interest at 12% per year. The Company is in arrears on the repayment terms. See Note 14 regarding subsequent events relating to these notes.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 1997


NOTE 12:     CONTINGENT LIABILITIES

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

NOTE 13:     STOCK OPTION PLAN AND WARRANTS

             At December 31, 1996, the Company set aside 2,500,000 shares of its common stock for an incentive stock option plan established by Marrco in 1993. These options were fully vested as of the date of the Company's acquisition of Marrco. The exercise price is $.88 per share. None of the stock options have been exercised. The options expired December 28, 1998. There were also outstanding 300,000 redeemable Class "B" common stock purchase warrants to purchase common stock at a price of $2.00 per share and 25,000 redeemable Class "C" common stock purchase warrants with a price of $4.00 per share. These warrants expired March 31, 1999 and couldn't be exercised prior to June 16, 1994.

NOTE 14:     SUBSEQUENT EVENTS

             Under the terms of the Class A Preferred Stock (See Note 3), all shares outstanding as of October 16, 1998 automatically converted into common stock at a rate of five shares of common stock for every one share of Class A Preferred Stock. This resulted in the automatic conversion of 6,541,416 shares of Class A Preferred Stock into 32,707,080 shares of common stock. The holders of the remaining shares of Class A Preferred Stock that were issued after October 16, 1998, totaling 3,767,501 shares, agreed to convert at the same rate of five shares of common stock for every one share of Class A Preferred Stock. The latter conversion wasl be effective simultaneous to the reverse stock split described below.

             In 1998, the Company issued approximately 132,500 shares of its Series A Preferred stock to satisfy debts and liabilities in the amount of $385,000.

             In the first two quarters of 1999, the Company sold certain wireless cable licenses with book value at December 31, 1997 of approximately $513,000 in exchange for stock in another company valued at $500,000. This stock along with 728,738 shares of the Company's Series A Preferred stock were used to satisfy notes and other obligations that totaled approximately $1,450,000.

             On August 1, 1999 in accordance with the terms and provisions of a certain Purchase Agreement dated as of June 1, 1999 by and between the Company and Media Rage of Utah, Inc., a Utah corporation ("Media Rage"), 325,000 post-reverse split (See Note 3) shares of the Company's Common Stock, $.001 par value per share, were issued to the shareholders of Media Rage in consideration of their sale, assignment and transfer to the Company of all stock outstanding in Media Rage. As a consequence of the foregoing transaction, combined with the issuance of 50,000 post-reverse split shares of the Company's Common Stock to a third party for services rendered in connection with such transaction, the total number of shares of Common Stock issued and outstanding, on a post-reverse split basis, is 2,952,229 at August 16, 1999.

             Media Rage provides customers with user friendly software solutions to design and operate E-Commerce web sites, including shopping cart technology. Media Rage also offers custom website design and valuable marketing information and support for its clients.

             The Company is currently exploring additional potential acquisitions of companies within the Internet industry. These include companies that are Internet Service Providers (ISPs), Web Hosting companies, e-commerce sites and auction web sites. The Company believes that with a substantial amount of its debt paid off, it will be able to move forward with one or more of these acquisitions.

             Concurrent with the acquisition of Media Rage, the Company also changed its name to JustWebit.com, Inc.

                                                                      SCHEDULE 1

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       GENERAL AND ADMINISTRATIVE EXPENSES



                                                                             Years ended                      Period from
                                                                            December 31,                     4-1-94 (A) to
                                                                     1997                  1996                12-31-97
                                                              ------------------    -----------------     -----------------
Accounting                                                    $            7,523    $          16,792     $          59,558
Automobile expense                                                        13,400                5,156                32,907
Bad debts                                                                      0                    0                 9,527
Debt forgiveness - related party                                          (3,582)                   0               (28,582)

Dues and subscriptions                                                     3,309                3,764                13,444
Fees and commissions                                                       7,781               19,829                77,924
Insurance                                                                    728                7,443                21,262
Legal                                                                      9,210              119,590               280,313

Marketing and advertising                                                    662                2,704                20,543
Meals and entertainment                                                      326                3,008                 8,834
Office expense                                                             1,065               10,918                40,792
Outside services                                                               0                3,842                15,137

Payroll taxes and benefits                                                 2,376               25,010               127,187
Postage                                                                    1,263               17,417                56,200
Professional                                                              14,502               65,300               150,177
Relocation expense                                                             0                    0                19,091

Rent expense                                                               4,060               85,580               210,425
Repairs and maintenance                                                        0                  411                 5,086
Salaries                                                                  72,000              382,317             1,251,525
Taxes and licenses                                                           457                2,015                 9,058

Telephone                                                                  5,070               39,297               114,946
Travel                                                                    12,285               47,506               154,018
Miscellaneous                                                                  0                1,876                 5,748
Overhead reimbursement                                                    (7,934)            (100,000)             (107,934)
                                                              ------------------    -----------------     -----------------

                                                              $          144,501    $         759,775     $       2,547,186
                                                              ==================    =================     =================

A Date Company re-entered the development stage.