Form 10QSB
period 1998-03-31
SUPERIOR WIRELESS COMMUNICATIONS INC
filed 1999-08-30
CIK 793986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

        For the quarter period ended:       March 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

         The number of shares outstanding of the registrant's Common Stock on August 24, 1999 was 2,952,229.

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

         The following Financial Statements of the Company and related notes are included herein:

         Balance Sheets as of March 31, 1998 and December 31, 1997;

         Statements of Income for the three months ended March 31, 1998 and for the three months ended March 31, 1997;

         Statement of Cash Flows for the three months ended March 31, 1998 and March 31, 1997;

         Notes to Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                       March 31,           December 31,
                                                                         1998                  1997
                                                                  ------------------    ------------------
ASSETS
Current Assets:
   Cash                                                           $              647    $              943
   Accounts Receivable & Prepaids                                                  0                     0
                                                                  ------------------    ------------------
                                          Total Current Assets                   647                   943

Property, Plant, & Equipment                                                  27,607                31,548

Other Assets:
   Deposits                                                                        0                     0
   Licenses & Other                                                          736,021               978,239
                                                                  ------------------    ------------------
                                                                             736,021               978,239
                                                                  ------------------    ------------------

                                                  TOTAL ASSETS    $          764,275    $        1,010,730
                                                                  ==================    ==================

LIABILITIES & STOCKHOLDERS EQUITY
Current Liabilities:
   Accounts Payable                                               $          120,642    $          120,642
   Accrued Liabilities                                                       683,759               687,177
   Note Payable                                                              895,097               875,066
   Income Taxes Payable                                                          600                   900
   Current Portion of Long-Term Debt                                               0                     0
   Payable - Related Parties                                                 965,829               906,846
                                                                  ------------------    ------------------
                                     Total Current Liabilities             2,665,927             2,590,631

Long-Term Debt                                                                     0               175,832
                                                                  ------------------    ------------------
                                             Total Liabilities             2,665,927             2,766,463

Stockholders Equity:
   Preferred Series A, $.001 par value;
   Authorized 15,000,000 shares;
   Issued and Outstanding 5,995,253 at 12/ 31/97
     and 6,026,575 at 3/31/98                                                  6,026                 5,995
   Additional Paid-in Capital                                              2,109,422             2,101,684
   Retained Earnings (Deficit)                                            (4,017,100)           (3,863,412)
                                                                  ------------------    ------------------
                                     Total Stockholders Equity            (1,901,652)           (1,755,733)
                                                                  ------------------    ------------------

                                           TOTAL LIABILITIES &
                                           STOCKHOLDERS EQUITY    $          764,275    $        1,010,730
                                                                  ==================    ==================


See Notes to Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                         1998                  1997
                                                                  ------------------    ------------------
Revenues                                                          $                0    $                0
Forgiveness of Debt Income                                                         0                 3,583

Loss on Abandonment                                                          (44,168)                    0

General & Administrative Expenses:
   Interest Expense                                                           55,085                20,629
   Brochures & Marketing                                                           0                   662
   Travel & Auto Expense                                                       3,239                10,832
   Postage & Delivery                                                            151                 1,263
   Payroll Taxes                                                                   0                    38
   Office Expenses                                                             1,711                 1,904
   Outside and Professional Services                                             625                30,085
   Rent                                                                        3,000                     0
   Salaries - Officers                                                        18,000                18,000
   Salaries - Others                                                               0                     0
   Depreciation & Amortization                                                26,159                33,803
   Bank Charges                                                                   79                   190
   Insurance                                                                     285                     0
   Channel Lease Payments                                                          0                 2,060
   Telephone Expense                                                           1,185                 1,733
   Computer Expense                                                                0                   226
   Other Taxes & Licenses                                                          0                     0
   Miscellaneous Expense                                                           0                     2
                                                                  ------------------    ------------------
                       Total General & Administrative Expenses               109,519               121,427
                                                                  ------------------    ------------------

                                         Net Loss Before Taxes              (153,687)             (117,844)


State Taxes                                                                        0                   800
                                                                  ------------------    ------------------

                                             NET INCOME (LOSS)    $         (153,687)   $         (118,644)
                                                                  ==================    ==================



See Notes to Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                         1998                  1997
                                                                  ------------------    ------------------
OPERATING ACTIVITIES
   Net Income (Loss)                                              $         (153,687)   $         (118,644)
   Adjustments:
     Depreciation & Amortization                                              26,159                33,803
     Changes in current accounts                                              (3,418)               13,984
     (Increase) Decrease in Notes Receivable                                  20,031                     0
                                                                  ------------------    ------------------

                     Net Cash Required by Operating Activities              (110,915)              (70,857)

FINANCING ACTIVITIES
   Loans                                                                      58,983                73,014
   Repayment of Loans                                                       (175,832)               (3,468)
                                                                  ------------------    ------------------

                                  Net Cash Provided (Required)
                                       by Financing Activities              (116,849)               69,546

INVESTING ACTIVITIES
   Abandonment of Licenses                                                   227,468                     0
                                                                  ------------------    ------------------

                                  Net Cash Provided (Required)
                                       By Investing Activities               227,468                     0
                                                                  ------------------    ------------------

Increase (Decrease) in Cash and Cash Equivalents                                (296)               (1,311)

Cash and Cash Equivalents at Beginning of Period                                 943                 1,197
                                                                  ------------------    ------------------

Cash and Cash Equivalents at End of Period                        $              647    $             (114)
                                                                  ==================    ==================


See Notes to Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1998


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

On October 25, 1996 the name of the Company was changed to Superior Wireless Communications, Inc. and each of the 6,004,836 shares of then issued and outstanding common stock of the Corporation were exchanged for one share of preferred stock designated as Class A Convertible Cumulative Preferred Stock (the "Class A Preferred Stock"), par value of $.001 per share. The Class A Preferred Stock carried a ten percent (10%) dividend, which could be paid in common stock, and was convertible into Common Stock of the Company as of October 25, 1998 (the "Conversion Date"). The rate of this conversion was dependent on the price of the Company's Common Stock prior to the Conversion Date.

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

Effective August 16, 1999, the Company effectuated a reverse stock split at a rate of twenty-to-one. This resulted in 2,577,229 shares of common stock being outstanding as of that date and no preferred shares are outstanding. The Company is issued 375,000 shares of its post reverse-split common stock for the acquisition of Media Rage of Utah, Inc. (See PART II- Other Information). This resulted in 2,952,229 shares of common stock outstanding as of August 16, 1999.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1998

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

At March 31, 1998 the Company owed $965,829 to related parties for accrued compensation, loans and sales to and payments made on behalf of the Company. This balance was equal to $906,846 as of December 31, 1997.

NOTE 4:       INCOME TAXES

The Company has available at March 31, 1998, net operating loss carryforwards of approximately $4.2 million which may provide future tax benefits expiring in June of 2008.

NOTE 5:       WARRANTS

As of March 31, 1998, there were 300,000 redeemable Class "B" common stock purchase warrants to purchase common stock at a price of $2.00 per share and 25,000 redeemable Class "C" common stock purchase warrants with a price of $4.00 per share. These warrants expired March 31, 1999.

NOTE 6:       SUBSEQUENT EVENTS

See "PART II - Item 5. Other Information".

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company's loss for the three months ended March 31, 1998 was equal to $153,687 compared to a loss of $118,644 for the three months ended March 31, 1997. The loss for the current quarter was primarily attributable to interest expense, salary accrued to one officer, as well as depreciation and amortization. Interest expense for the quarter equaled $55,085. None of this interest was paid during the quarter and the interest is attributable to the convertible notes payable that the Company has entered into over the past year. Salary of $18,000 was accrued to one officer of the Company. Depreciation and amortization for the quarter totaled $26,159. Losses are expected to continue throughout the development stage of the Company.

     The Company had no revenues in the quarter ended March 31, 1998 nor were any revenues generated in the same period a year ago.

     The Company has continued to operate with a working capital deficit through the first quarter of 1998. As of March 31, 1998, the Company's current liabilities of $2,665,927 exceeded its current assets of $647 by $2,665,280. Of this negative working capital, $965,829 represents amounts owed to related parties. In the first quarter of 1999, the Company successfully completed a plan whereby certain assets were sold to a third party in exchange for that company's stock. This third party's stock in addition to the issuance of Series A Preferred stock in the Company were used to satisfy the majority of the Company's non-related party debt. See Part II - Other Information.

     As of August 1999, the Company has eliminated nearly all of its liabilities through the issuance of additional shares of Series A Preferred stock and from the proceeds of the sale of the majority of its assets. The Company has acquired Media Rage of Utah, Inc., a Utah corporation. Media Rage provides customers with user friendly software solutions to design and operate E-Commerce web sites, including shopping cart technology. Media Rage also offers custom website design and valuable marketing information and support for its clients.

Year 2000 Compliance; Year 2000 Readiness Disclosure

     To the fullest extent permitted by law, the following discussion is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act 105 P.L. 271.

     Background

     Many of the world's computer systems and programs currently record years in a two-digit format. Such computer systems or programs that have date-sensitive software or hardware may recognize a date using "00" as the year 1900 rather than the year 2000, and therefore may be unable to recognize, interpret or use dates in and beyond the year 1999 correctly. Because the activities of many businesses are affected by dates or are date-related, the inability of these systems or programs to use such date information correctly could result in system failures or disruptions and lead to disruptions of business operations in the United States and internationally (the "Year 2000 Problem"). In the case of the Company, such disruptions may include, among other things, an inability to process transactions, send invoices, or engage in similar routine business activities.

     Issues relating to the Year 2000 Problem arise in a number of different contexts in which the Company and its operating subsidiary use or access computer programming. In its operations, the Company uses both third-party and internally developed software programs and relies on customary telecommunications services, as well as building and property logistical services, including, without limitation, embedded computer-controlled systems. The Company generally will also rely heavily upon suppliers, as well as data processing, transmission and other services provided by third-party service providers, including, without limitation, Internet access, online content, product distribution and delivery, and information services.

     The Company and its operating subsidiary will rely upon independent internal local access network (LAN) computer systems. In addition, the Company and its subsidiaries lease a portion of their office space from third parties and may conduct business through multiple locations in major cities. Although the operating subsidiary will, for the most part, conduct business independently, it will substantially use similar third-party software and have common relationships and dependencies with third party service providers.

     Assessing the Impact of the Year 2000 Problem on the Company's Operations

     The Company has reviewed its computer systems and programs, including information technology ("IT") and non-IT systems, and has determined that they are in compliance with the requirements of the Year 2000. The Year 2000 problem, however, is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year to 00. Failure of any of the Company's third-party service providers to adequately address this issue could result in a substantial interruption of the Company's normal plan of operation and business affairs, and could result in significant losses from operations. To the extent that the Company relies upon non-U.S. third-party service providers who may be less capable or prepared than their U.S. counterparts to address and resolve the Year 2000 problem, the Company's operations may be subject to a greater level of risk with respect to Year 2000 compliance. Although the Company could incur substantial costs in connection with the failure of third-party computing systems and software, such costs are not sufficiently certain to estimate at this time.

     Contingency Planning

     The Company has not developed any plan to address contingencies arising from the inability of third-party service providers to become Year 2000 compliant in a timely manner. Consequently, no assurance can be given that the potential failure of third-party systems will not increase the Company's operating costs or create uncertainties that may have an adverse effect on the Company's operating results or financial condition.

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

     Media Rage provides customers with user friendly software solutions to design and operate E- Commerce web sites, including shopping cart technology. Media Rage also offers custom website design and valuable marketing information and support for its clients.

ITEM 6. Exhibits and Reports on Form 8-K

     (a)      Reports on Form 8-K.

              None.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:        August 24, 1999

                               SUPERIOR WIRELESS COMMUNICATIONS, INC.




                               Jon Richard Marple,
                               President, Chairman,
                               Chief Executive Officer and
                               Chief Financial Officer