Form 10QSB
period 1998-06-30
SUPERIOR WIRELESS COMMUNICATIONS INC
filed 1999-08-30
CIK 793986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

         For the quarter period ended:      June 30, 1998

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

         Balance Sheets as of  June 30, 1998 and December 31, 1997;

         Statements of Income for the three months ended June 30, 1998 and for the three months ended June 30, 1997;

         Statements of Income for the six months ended June 30, 1998 and for the six months ended June 30, 1997;

         Statements of Income for the three and six months ended June 30, 1998;

         Statement of Cash Flows for the six months ended June 30, 1998 and June 30, 1997;

         Notes to Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                       June 30,            December 31,
                                                                         1998                  1997
                                                                  ------------------    ------------------
ASSETS
Current Assets:
   Cash                                                           $              687                   943
   Accounts Receivable & Prepaids                                                  0                     0
                                                                  ------------------    ------------------
                                          Total Current Assets                   687                   943

Property, Plant, & Equipment                                                  23,729                31,548

Other Assets:
   Deposits                                                                        0                     0
   Licenses & Other                                                          715,803               978,239
                                                                  ------------------    ------------------
                                                                             715,803               978,239
                                                                  ------------------    ------------------

                                                  TOTAL ASSETS    $          740,219    $        1,010,730
                                                                  ==================    ==================

LIABILITIES & STOCKHOLDERS EQUITY
Current Liabilities:
   Accounts Payable                                               $          120,642    $          120,642
   Accrued Liabilities                                                       679,862               687,177
   Note Payable                                                              935,026               875,066
   Income Taxes Payable                                                            0                   900
   Current Portion of Long-Term Debt                                               0                     0
   Payable - Related Parties                                               1,034,881               906,846
                                                                  ------------------    ------------------
                                     Total Current Liabilities             2,770,411             2,590,631

Long-Term Debt                                                                     0               175,832
                                                                  ------------------    ------------------
                                             Total Liabilities             2,770,411             2,766,463

Stockholders Equity:
   Preferred Series A, $.001 par value;
   Authorized 15,000,000 shares;
   Issued and Outstanding 5,995,253 at 12/31/97
     and 6,026,575 at 6/30/98                                                  6,026                 5,995
   Additional Paid-in Capital                                              2,109,422             2,101,684
   Retained Earnings (Deficit)                                            (4,145,640)           (3,863,412)
                                                                  ------------------    ------------------
                                     Total Stockholders Equity            (2,030,192)           (1,755,733)
                                                                  ------------------    ------------------

                                          TOTAL LIABILITIES &
                                           STOCKHOLDERS EQUITY    $          740,219    $        1,010,730
                                                                  ==================    ==================


See Notes to Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                  June 30,
                                                                         1998                  1997
                                                                  ------------------    ------------------
Revenues From License Sales                                       $                0    $                0
Cost of Licenses Sold                                                              0                     0
                                                                  ------------------    ------------------

                                                  Gross Profit                     0                     0

Other Income                                                                   2,000                     0

General & Administrative Expenses:
   Travel & Auto Expense                                                       1,501                 2,767
   Postage & Delivery                                                            225                     0
   Office Expenses                                                               681                   325
   Outside & Professional Services                                             3,119                     0
   Rent                                                                        2,000                   750
   Salaries - Officers                                                        18,000                18,000
   Depreciation & Amortization                                                26,096                33,534
   Bank Charges                                                                   43                   112
   Insurance                                                                     774                     0
   Telephone Expense                                                             965                   785
   Miscellaneous Expense                                                           0                     0
                                                                  ------------------    ------------------
                       Total General & Administrative Expenses                53,404                56,273
                                                                  ------------------    ------------------

                            Net Loss Before Interest and Taxes               (51,404)              (56,273)

Interest Expense                                                              77,136                18,501
State Income Taxes                                                                 0                     0
                                                                  ------------------    ------------------

                                             NET INCOME (LOSS)    $         (128,540)   $          (74,774)
                                                                  ==================    ==================



See Notes to Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                         1998                  1997
                                                                  ------------------    ------------------
Revenues From License Sales                                       $                0    $                0
Cost of Licenses Sold                                                              0                     0
                                                                  ------------------    ------------------

                                                  Gross Profit                     0                     0

Other Revenues                                                                 2,000                 3,583
Loss on Abandonment                                                          (44,168)                    0
                                                                  ------------------    ------------------
                                                 Total Revenue               (42,168)                3,583

General & Administrative Expenses:
   Brochures & Marketing                                                           0                   662
   Travel & Auto Expense                                                       4,790                13,598
   Postage & Delivery                                                            376                 1,263
   Payroll Taxes                                                                   0                    38
   Office Expenses                                                             1,006                   325
   Outside & Professional Services                                             3,744                30,085
   Rent                                                                        5,000                   750
   Salaries - Officers                                                        36,000                36,000
   Depreciation & Amortization                                                52,255                67,339
   Bank Charges                                                                  122                   302
   Insurance                                                                   1,060                     0
   Seminars & Conventions                                                      1,250                 1,904
   Tower Lease Payments                                                            0                 2,060
   Telephone Expense                                                           2,150                 2,518
   Computer Expense                                                                0                   226
   Other Taxes & Licenses                                                         86                     0
   Miscellaneous                                                                   0                     0
                                                                  ------------------    ------------------
                       Total General & Administrative Expenses               107,839               157,070
                                                                  ------------------    ------------------

                            Net Loss Before Interest and Taxes              (150,007)             (153,487)

Interest Expense                                                             132,221                39,130
State Income Taxes                                                                 0                   800
                                                                  ------------------    ------------------

                                             NET INCOME (LOSS)    $         (282,228)   $         (193,417)
                                                                  ==================    ==================



See Notes to Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                June 30, 1998
                                                                     Three Months           Six Months
                                                                  ------------------    ------------------
Revenues From License Sales                                       $                0    $                0
Cost of Licenses Sold                                                              0                     0
                                                                  ------------------    ------------------

                                                  Gross Profit                     0                     0

Other Revenues                                                                 2,000                 2,000
Loss on Abandonment                                                                0               (44,168)
                                                                  ------------------    ------------------
                                                 Total Revenue                 2,000               (42,168)

General & Administrative Expenses:
   Travel & Auto Expense                                                       1,501                 4,790
   Postage & Delivery                                                            225                   376
   Office Expenses                                                               681                 1,006
   Outside & Professional Services                                             3,119                 3,744
   Rent                                                                        2,000                 5,000
   Salaries - Officers                                                        18,000                36,000
   Depreciation & Amortization                                                26,096                52,255
   Bank Charges                                                                   43                   122
   Insurance                                                                     774                 1,060
   Seminars & Conventions                                                          0                 1,250
   Telephone Expense                                                             965                 2,150
   Other Taxes & Licenses                                                          0                    86
   Miscellaneous                                                                   0                     0
                                                                  ------------------    ------------------
                       Total General & Administrative Expenses                53,404               107,839
                                                                  ------------------    ------------------

                            Net Loss Before Interest and Taxes               (51,404)             (150,007)

Interest Expense                                                              77,136               132,221
State Income Taxes                                                                 0                     0
                                                                  ------------------    ------------------

                                             NET INCOME (LOSS)    $         (128,540)   $         (282,228)
                                                                  ==================    ==================



See Notes to Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                         1998                  1997
                                                                  ------------------    ------------------
OPERATING ACTIVITIES
   Net Income (Loss)                                              $         (282,228)   $         (193,417)
   Adjustments:
     Depreciation & Amortization                                              52,255                67,339
     Changes in current accounts                                                (714)              (12,694)
     (Increase) Decrease in Notes Receivable                                       0                     0
                                                                  ------------------    ------------------

                     Net Cash Required by Operating Activities              (230,687)             (138,772)

FINANCING ACTIVITIES
   Loans                                                                     187,995               139,751
   Repayment of Loans                                                       (175,832)               (2,111)
   Liabilities Paid with Common Stock                                              0                     0
   Note Payable on Licenses Purchased                                              0                     0
                                                                  ------------------    ------------------

                                  Net Cash Provided (Required)
                                       by Financing Activities                12,163               137,640

INVESTING ACTIVITIES
   Disposal of Licenses                                                      218,268                     0
   Purchase of Fixed Assets                                                        0                     0
                                                                  ------------------    ------------------

                                  Net Cash Provided (Required)
                                       By Investing Activities               218,268                     0
                                                                  ------------------    ------------------

Increase (Decrease) in Cash and Cash Equivalents                                (256)               (1,132)

Cash and Cash Equivalents at Beginning of Period                                 943                 1,197
                                                                  ------------------    ------------------

Cash and Cash Equivalents at End of Period                        $              687    $               65
                                                                  ==================    ==================



See Notes to Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1998 and 1997

NOTE 1:           BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included. The Company's activities to date have been purely developmental and the Company has not yet commenced significant commercial operations.

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

Effective August 16, 1999, the Company effectuated a reverse stock split at a rate of twenty-to-one. This resulted in 2,577,229 shares of common stock being outstanding as of that date and no preferred shares are outstanding. The Company issued 375,000 shares of its post reverse-split common stock for the acquisition of Media Rage of Utah, Inc. (See PART II- Other Information). This resulted in 2,952,229 shares of common stock outstanding as of August 16, 1999.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (Continued)
                     SIX MONTHS ENDED JUNE 30, 1998 and 1997

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

At June 30, 1998 the Company owed $1,034,879 to related parties for accrued compensation, loans and sales to and payments made on behalf of the Company. This balance was equal to $906,846 as of December 31, 1997.

NOTE 4:       INCOME TAXES

The Company has available at June 30, 1998, net operating loss carryforwards of approximately $4.2 million which may provide future tax benefits expiring in June of 2008.

NOTE 5:       WARRANTS

As of June 30, 1998, there were 300,000 redeemable Class "B" common stock purchase warrants to purchase common stock at a price of $2.00 per share and 25,000 redeemable Class "C" common stock purchase warrants with a price of $4.00 per share. These warrants expired March 31, 1999.

NOTE 6:       SUBSEQUENT EVENTS

See "PART II - Item 5. Other Information".

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company's loss for the three months ended June 30, 1998 was equal to $128,540 compared to a loss of $74,774 for the three months ended June 30, 1997. The loss for the current quarter was attributable to the Company's continuing General and Administrative Expenses, Interest as well as depreciation and amortization. Of total expenses of $130,540, depreciation and amortization totaled $26,096, salaries totaled $18,000 and interest expense for the quarter equaled $77,136. None of the salaries or interest was paid during the quarter. The interest is attributable to the convertible notes payable into which the Company has entered. Expenses have increased from the same period a year ago, primarily due to the increased interest expense. Losses are expected to continue throughout the development stage of the Company.

     The Company posted revenues of $2,000 in the quarter ended June 30, 1998. These revenues were collections on the sale of fixed assets. The Company had no revenues in the quarter ended June 30, 1997.

     The Company has continued to operate with a working capital deficit through the current quarter. As of June 30, 1998, the Company's current liabilities of $2,770,411 exceeded its current assets of $687 by $2,669,754. Of this negative working capital, $1,034,879 represents amounts owed to related parties. In the first quarter of 1999, the Company successfully completed a plan whereby certain assets were sold to a third party in exchange for that company's stock. This third party's stock in addition to the issuance of Series A Preferred stock in the Company were used to satisfy the majority of the Company's non-related party debt. See Part II - Other Information.

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

On August 1, 1999 in accordance with the terms and provisions of a certain Purchase Agreement dated as of June 1, 1999 by and between the Company and Media Rage of Utah, Inc., a Utah corporation ("Media Rage"), 325,000 post-reverse split (See Item 5 below) shares of the Company's Common Stock, $.001 par value per share, were issued to the shareholders of Media Rage in consideration of their sale, assignment and transfer to the Company of all stock outstanding in Media Rage. As a consequence of the foregoing transaction, combined with the issuance of 50,000 post-reverse split shares of the Company's Common Stock to a third party for services rendered in connection with such transaction, the total number of shares of Common Stock issued and outstanding, on a post-reverse split basis, was 2,952,229 at August 16, 1999.

Media Rage provides customers with user friendly software solutions to design and operate E- Commerce web sites, including shopping cart technology. Media Rage also offers custom website design and valuable marketing information and support for its clients.

ITEM 6. Exhibits and Reports on Form 8-K

     (a)      Reports on Form 8-K.

              None.
                                       11

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