Form 10QSB
period 1998-09-30
SUPERIOR WIRELESS COMMUNICATIONS INC
filed 1999-08-30
CIK 793986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

         For the quarter period ended:      September 30, 1998

                                       or

[] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

         For the transition period from:                       to

Commission file number:  33-5902-NY

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

         Nevada                                          22-2774460
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                      Identification Number)

210 South Main Street, Suite 900,  Salt Lake City, Utah                 84111
        (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (801) 595-0104

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

     Balance Sheets as of September 30, 1998 and December 31, 1997;

     Statements of Income for the three months ended September 30, 1998 and for the three months ended September 30, 1997;

     Statements of Income for the nine months ended September 30, 1998 and for the nine months ended September 30, 1997;

     Statements of Income for the three and nine months ended September 30, 1998

     Statement of Cash Flows for the nine months ended September 30, 1998 and September 30, 1997;

     Notes to Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                     September 30,         December 31,
                                                                         1998                  1997
                                                                  ------------------    ------------------
ASSETS
Current Assets:
   Cash                                                           $            1,232                   943
   Accounts Receivable & Prepaids                                                  0                     0
                                                                  ------------------    ------------------
                                          Total Current Assets                 1,232                   943

Property, Plant, & Equipment                                                  22,741                31,548

Other Assets:
   Deposits                                                                        0                     0
   Licenses & Other                                                          693,586               978,239
                                                                  ------------------    ------------------
                                                                             693,586               978,239
                                                                  ------------------    ------------------

                                                  TOTAL ASSETS    $          717,559    $        1,010,730
                                                                  ==================    ==================

LIABILITIES & STOCKHOLDERS EQUITY Current Liabilities:
   Accounts Payable                                               $          120,642    $          120,642
   Accrued Liabilities                                                       318,846               687,177
   Note Payable                                                              955,306               875,066
   Income Taxes Payable                                                          600                   900
   Payable - Related Parties                                               1,094,655               906,846
                                                                  ------------------    ------------------
                                     Total Current Liabilities             2,490,049             2,590,631

Long-Term Debt                                                                     0               175,832
                                                                  ------------------    ------------------
                                             Total Liabilities             2,490,049             2,766,463

Stockholders Equity:
   Preferred Series A, $.001 par value;
   Authorized 15,000,000 shares;
   Issued and Outstanding 5,995,253 at 12/31/97
     and 6,541,656 at 9/30/98                                                  6,532                 5,995
   Additional Paid-in Capital                                              2,487,282             2,101,684
   Retained Earnings (Deficit)                                            (4,266,304)           (3,863,412)
                                                                  ------------------    ------------------
                                     Total Stockholders Equity            (1,772,490)           (1,755,733)
                                                                  ------------------    ------------------

                                          TOTAL LIABILITIES &
                                           STOCKHOLDERS EQUITY    $          717,559    $        1,010,730
                                                                  ==================    ==================


See Notes to Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                September 30,
                                                                         1998                  1997
                                                                  ------------------    ------------------
Revenues From License Sales                                       $                0    $                0
Cost of Licenses Sold                                                              0                     0
                                                                  ------------------    ------------------

                                                  Gross Profit                     0                     0

Other Income                                                                   5,000                 8,659

General & Administrative Expenses:
   Travel & Auto Expense                                                       2,536                   602
   Postage & Delivery                                                             99                     0
   Payroll Taxes                                                                   0                   622
   Office Expenses                                                             1,024                     0
   Outside & Professional Services                                                 0                 1,000
   Rent                                                                        2,000                     0
   Salaries - Officers                                                        18,000                18,000
   Director's Fees                                                            18,000                     0
   Depreciation & Amortization                                                26,054                29,858
   Bank Charges                                                                   56                    86
   Insurance                                                                   1,626                   514
   Telephone Expense                                                           1,174                 1,040
   Computer Expense                                                              264                     0
   Other Taxes & Licenses                                                        601                   456
   Miscellaneous Expense                                                         328                     0
                                                                  ------------------    ------------------
                       Total General & Administrative Expenses                71,762                52,178
                                                                  ------------------    ------------------

                            Net Loss Before Interest and Taxes               (66,762)              (43,519)

Interest Expense                                                              53,902                17,480
State Income Taxes                                                                 0                     0
                                                                  ------------------    ------------------

                                             NET INCOME (LOSS)    $         (120,664)   $          (60,999)
                                                                  ==================    ==================



See Notes to Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                         1998                  1997
                                                                  ------------------    ------------------
Revenues From License Sales                                       $                0    $                0
Cost of Licenses Sold                                                              0                     0
                                                                  ------------------    ------------------
                                                  Gross Profit                     0                     0

Other Revenues                                                                 7,000                12,242
Loss on Abandonment                                                          (44,168)                    0
                                                                  ------------------    ------------------
                                                Total Revenues               (37,168)               12,242

General & Administrative Expenses:
   Brochures & Marketing                                                           0                   662
   Travel & Auto Expense                                                       7,403                14,200
   Postage & Delivery                                                            493                 1,263
   Payroll Taxes                                                                   0                   660
   Office Expenses                                                             2,263                   325
   Outside & Professional Services                                             3,743                31,085
   Rent                                                                        7,000                   750
   Salaries - Officers                                                        54,000                54,000
   Directors Fees                                                             18,000                     0
   Depreciation & Amortization                                                78,308                97,197
   Bank Charges                                                                  179                   389
   Insurance                                                                   2,686                   514
   Seminars & Conventions                                                      1,250                 1,904
   Telephone Expense                                                           3,323                 3,558
   Computer Expense                                                              264                   226
   Other Taxes & Licenses                                                        687                   455
   Miscellaneous                                                                   1                 2,060
                                                                  ------------------    ------------------
                       Total General & Administrative Expenses               179,600               209,248
                                                                  ------------------    ------------------

                            Net Loss Before Interest and Taxes              (216,768)             (197,006)

Interest Expense                                                             186,123                56,610
State Income Taxes                                                                 0                   800
                                                                  ------------------    ------------------

                                             NET INCOME (LOSS)    $         (402,891)   $         (254,416)
                                                                  ==================    ==================



See Notes to Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                                             September 30, 1998
                                                                     Three Months           Nine Months
                                                                  ------------------    ------------------
Revenues From License Sales                                       $                0    $                0
Cost of Licenses Sold                                                              0                     0
                                                                  ------------------    ------------------
                                                  Gross Profit                     0                     0

Other Revenues                                                                 7,000                 5,000
Loss on Abandonment                                                          (44,168)                    0
                                                                  ------------------    ------------------
                                                Total Revenues               (37,168)                5,000

General & Administrative Expenses:
   Travel & Auto Expense                                                       7,403                 2,536
   Postage & Delivery                                                            493                    99
   Office Expenses                                                             2,263                 1,024
   Outside & Professional Services                                             3,743                     0
   Rent                                                                        7,000                 2,000
   Salaries - Officers                                                        54,000                18,000
   Directors Fees                                                             18,000                18,000
   Depreciation & Amortization                                                78,308                26,054
   Bank Charges                                                                  179                    56
   Insurance                                                                   2,686                 1,626
   Seminars & Conventions                                                      1,250                     0
   Telephone Expense                                                           3,323                 1,174
   Computer Expense                                                              264                   264
   Other Taxes & Licenses                                                        687                   601
   Miscellaneous                                                                   1                   328
                                                                  ------------------    ------------------
                       Total General & Administrative Expenses               179,600                71,762
                                                                  ------------------    ------------------

                            Net Loss Before Interest and Taxes              (216,768)              (66,762)

Interest Expense                                                             186,123                53,902
State Income Taxes                                                                 0                     0
                                                                  ------------------    ------------------

                                             NET INCOME (LOSS)    $         (402,891)   $         (120,664)
                                                                  ==================    ==================



See Notes to Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                         1998                  1997
                                                                  ------------------    ------------------
OPERATING ACTIVITIES
   Net Income (Loss)                                              $         (402,891)   $         (254,416)
   Adjustments:
     Depreciation & Amortization                                              78,308                97,196
     Changes in current accounts:
       (Increase) Decrease in Notes Receivable                              (368,331)              (37,639)
                                                                  ------------------    ------------------

                     Net Cash Required by Operating Activities              (692,914)             (194,859)

FINANCING ACTIVITIES
   Loans                                                                     268,049               194,582
   Repayment of Loans                                                       (175,832)               (2,111)
   Use of Stock for Debt Payments                                            316,079                     0
                                                                  ------------------    ------------------

                                  Net Cash Provided (Required)
                                       by Financing Activities               408,296               192,471

INVESTING ACTIVITIES
   Licenses Sold/Abandoned                                                   284,653                     0
   Purchase of Fixed Assets                                                        0                 2,050
                                                                  ------------------    ------------------

                                  Net Cash Provided (Required)
                                       By Investing Activities               284,653                 2,050
                                                                  ------------------    ------------------

Increase (Decrease) in Cash and Cash Equivalents                                  35                  (338)

Cash and Cash Equivalents at Beginning of Period                               1,197                 1,197
                                                                  ------------------    ------------------

Cash and Cash Equivalents at End of Period                        $            1,232    $              859
                                                                  ==================    ==================



See Notes to Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


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

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (Continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

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

At September 30, 1998 the Company owed $1,094,655 to related parties for accrued compensation, loans and sales to and payments made on behalf of the Company. This balance was equal to $906,846 as of December 31, 1997.

NOTE 4:       INCOME TAXES

The  Company  has   available  at  September  30,  1998,   net  operating   loss
carryforwards of approximately $4.2 million which may provide future tax benefits expiring in June of 2008.

NOTE 5:       WARRANTS

As of September 30, 1998, there were 300,000 redeemable Class "B" common stock purchase warrants to purchase common stock at a price of $2.00 per share and 25,000 redeemable Class "C" common stock purchase warrants with a price of $4.00 per share. These warrants expired March 31, 1999.

NOTE 6:       SUBSEQUENT EVENTS

See "PART II - Item 5. Other Information".

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company's loss for the three months ended September 30, 1998 was equal to $120,664 compared to a loss of $60,999 for the three months ended September 30, 1997. The loss for the current quarter was attributable to the Company's continuing General and Administrative Expenses, Interest as well as depreciation and amortization. Of total expenses of $125,664, depreciation and amortization totaled $26,054 and interest expense for the quarter equaled $53,902. None of the interest was paid during the quarter and the interest is attributable to the convertible notes payable that the Company has entered into over the past year. Losses are expected to continue throughout the development stage of the Company.

     The Company recorded $5,000 in revenues from the sale of certain licenses in the quarter ended September 30, 1998. The Company had no revenues in the quarter ended September 30, 1997.

     The Company has continued to operate with a working capital deficit through the current quarter. As of September 30, 1998, the Company's current liabilities of $2,490,049 exceeded its current assets of $1,232 by $2,488,817. Of this negative working capital, $1,094,655 represents amounts owed to related parties. In the first quarter of 1999, the Company successfully completed a plan whereby certain assets were sold to a third party in exchange for that company's stock. This third party's stock in addition to the issuance of Series A Preferred stock in the Company were used to satisfy the majority of the Company's non-related party debt. See Part II - Other Information.

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