Form 10KSB
period 1998-12-31
SUPERIOR WIRELESS COMMUNICATIONS INC
filed 1999-08-30
CIK 793986

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

                  For the fiscal year ended: December 31, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The aggregate market value of voting stock held by non-affiliates of the registrant on August 24, 1999 was $451,067 based on an average bid and ask price of $0.28125.

         The number of shares outstanding of the registrant's Common Stock on August 24, 1999 was 2,952,229.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                                       INDEX

                                                                           Page
                                                                          Number

                                     PART I.

Item 1.   Business.                                                          3

Item 2.   Properties.                                                       11

Item 3.   Legal Proceedings.                                                11

Item 4.   Submission of Matters to a Vote of Security Holders.              11

                                    PART II.

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters.                                              11

Item 6.   Selected Financial Data.                                          13

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                              13

Item 8.   Financial Statements and Supplementary Data.                      15

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.                              15

                                    PART III.

Item 10.  Directors and Executive Officers of the Registrant.               15

Item 11.  Executive Compensation.                                           16

Item 12.  Security Ownership of Certain Beneficial Owners and Management.   16

Item 13.  Certain Relationships and Related Transactions.                   16

                                    PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K. 17

                                     PART I.

         Our Annual Report on form 10-KSB ("10-KSB") contains forward-looking statements made within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are not based on historical facts and are based on current expectations, including, but not limited to, statements regarding the Company's plans for future development and the operation of its business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed or forecasted. Among the factors that could cause actual results to differ materially are the following: a lack of sufficient capital to finance our business plan on commercially acceptable terms; changes in labor, equipment and capital costs; our inability to attract strategic partners; general business and economic conditions; and the other risk factors described from time to time in our reports filed with the Securities and Exchange Commission ("SEC"). You should not rely on these forward-looking statements, which reflect only our opinion as of the date of this 10-KSB. We do not assume any obligation to revise forward-looking statements. You should also carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the quarterly reports on Form 10-QSB and any current reports on Form 8-K.

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

         As of December 31, 1998, the Company was seeking to finance the entrance into the Internet industry. All plans to continue with wireless cable development plans have been abandoned. It is the management's position that under the current industry environment, wireless cable does not have the ability to attract capital. The Company explored alternate uses for the Wireless Cable Rights, but the small to mid-sized nature of the Company's markets did not appear to support such uses.

Subsequent Events

         As of March 31, 1999, the Company sold substantially all of its Wireless Cable Rights to assist it in paying off certain debt and enabling the Company to pursue alternative ventures in the Internet industry.

         On August 1, 1999, in accordance with the terms and provisions of a certain Purchase Agreement dated as of June 1, 1999, by and between the Company and Media Rage of Utah, Inc., a Utah corporation ("Media Rage"), 325,000 shares* of the Company's Common Stock, $.001 par value per share ("Common Stock"), were issued to former shareholders of Media Rage in consideration of their sale, assignment and transfer to the Company of all of the outstanding shares of capital stock of Media Rage. The Company also agreed to issue 50,000 shares* of its Common Stock to a third party for services in connection with such transaction. As a result of this acquisition and the issuance of 375,000 shares* of the Company's Common Stock, the Company had issued and outstanding total number of 2,952,229 shares of Common Stock as of August 16, 1999.

     * Reflects the effects of a reverse 1 for 20 stock split of the Company's Common Stock. See "Business -- Background."

         Media Rage provides customers with user friendly software solutions to design and operate E-commerce web sites, including shopping cart technology. Media Rage also offers custom website design and provides marketing information and support services for its clients.

         The Company will pursue additional acquisition opportunities to facilitate the expansion of its Internet business. The Company currently has made no commitments or agreements with respect to any such other acquisition transaction. There is no guarantee that the Company will be able to identify another suitable acquisition target or consummate any such acquisition in the future.

Background

         On December 12, 1991, Marrco Communications, Inc. (hereinafter referred to as "Marrco") was founded for purposes of accumulating Wireless Cable Rights in domestic markets.

         On March 14, 1994, in accordance with the terms of a certain Purchase Agreement dated as of March 14, 1994, by and between the Company and Marrco, 6,500,000 shares of the Company's Common Stock were issued to Marrco or its nominees in consideration of Marrco's sale, assignment and transfer to the Company of all rights, title and interest of Marrco in and to all inventory, contract rights, license rights, accounts, furniture, equipment, goods, documents, instruments, money, marketable securities and all intangible assets of every kind and description of Marrco, without exception, subject to the assumption by the Company of all debts and liabilities of Marrco. Pursuant to the Agreement, the business of the Company that existed on March 13, 1994, was distributed to Monroe Arndt, the President and a director of the Company, prior to his resignation on March 14, 1994.

         On October 25, 1996, the name of the Company was changed to Superior Wireless Communications, Inc. and each of the 6,004,836 shares of then issued and outstanding common stock of the Company were exchanged for one share of Class A Convertible Cumulative Preferred Stock, par value of $.001 per share (the "Class A Preferred Stock"). Pursuant to the terms of the Class A Preferred Stock, each share of Class A Preferred Stock outstanding as of October 16, 1998 (the "Automatic Conversion Date"), was automatically converted into five shares of the Company's Common Stock on the Automatic Conversion Date. Holders of an additional 3,767,501 shares of Class A Preferred Stock that were issued after the Automatic Conversion Date agreed to convert their shares into shares of the Company's Common Stock at the same conversion rate.

         Effective August 16, 1999, the Company effectuated a reverse 1 for 20 stock split of the Common Stock. In connection with the reverse stock split, all previously outstanding shares of Class A Preferred Stock were converted into shares of Common Stock. With the issuance of 375,000 shares of Common Stock in connection with the Media Rage acquisition, the Company had a total of 2,952,999 shares of Common Stock outstanding and no shares of Preferred Stock outstanding, following the reverse stock split as of August 16, 1999.

Industry Overview

         General.

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

         The Company believes that through the acquisition of Media Rage and other potential acquisition targets, it can exploit the growth of the Internet, and specifically that of commerce conducted online. The Company currently has made no commitments or agreements with respect to any such other acquisition transaction. There is no guarantee that the Company will be able to identify another suitable acquisition target or consummate any such acquisition in the future.

         The Internet and Internet Access.

         The growth of the Internet is well documented.

         o        Growth in the Internet is about 10% per month.

         o        Every two seconds the Internet has a new subscriber.

         o Use of the Internet file search and retrieving tool is currently growing at 1,000 percent annually.

         o There are more than 10 million host computer systems connected to the Internet.

         o Transactional commerce on the Internet is estimated at $8 billion today, and by the year 2002 will be at $300 billion.

         o User population of the Internet is approaching over 1000 million people.

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

         o        Daily and categorized news

         o        Travel/booking/ticketing information and purchase

         o        Reference books

         o        Scientific sites covering archeology through zoology

         o        History

         o        Museums and libraries

         Virtually all knowledge in the history of mankind may someday soon be on the Web. For example, the Vatican has started to download images of 150,000 original documents dating from as early as the second century A.D. on the Internet. The Securities and Exchange Commission also maintains free Internet access to its library of corporate records.

Business Opportunity

         The Company will initially market its products and services to small and home-based businesses. The Company believes that there is increasing demand for low-cost, E-commerce solutions among small businesses with limited capital resources that seek to capitalize on E-commerce opportunities.

         It is the Company's belief that small businesses are the last business sector to tap into the explosive Internet industry with E-commerce.

         Many of the existing Web sites do not have an effective marketing plan to drive traffic to their Web site. Small businesses that do set up a Web site, generally pay a large up-front fee for the website design; the designer generally provides very little additional marketing support. Small businesses are starving for information on how to market their sites and exploit opportunities for commerce through the Internet.

Business Objective

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

         The Company plans to grow through the acquisition of additional small profitable Internet businesses, primarily those involved in Web site hosting. The Company currently has made no commitments or agreements with respect to any such other acquisition transaction. There is no guarantee that the Company will be able to identify another suitable acquisition target or consummate any such acquisition in the future.

Competition

         The markets for consumer and business Internet services are extremely competitive, and the Company expects that competition will intensify in the future. The Company competes primarily with other providers of E-commerce Web site solutions, such as Yahoo Store, Shopbuilder and Shopsite (recently acquired by Gateway). Although many of these competitors have larger customer bases and greater resources than the Company, their products are limited in functionality as compared to the Company's products. As of the date of this Annual Report, the Company is unaware of any competing E-commerce design solutions that provide a comprehensive, online marketing tutorial system.

         The Company also competes with content aggregators that seek to provide a "one-stop" shop for Internet and online users. Their success depends on capturing audience flow, providing ease-of-use and offering a range of content that appeals to a broad audience. Their business models are predicated on attracting and retaining an audience for their set of offerings. Leading companies in this area include America Online, CompuServe, Excite, Inc. ("Excite"), Microsoft and Yahoo! Inc.("Yahoo!"). In this market, competition occurs in acquiring both content providers and subscribers. The principal bases of competition in attracting content providers include quality of demographics, audience size, cost- effectiveness of the medium and ability to create differentiated experiences using aggregator tools. The principal bases of competition in attracting subscribers include richness and variety of content and ease of access to the desired content. The proprietary online services such as America Online, CompuServe and MSN have the advantage of a large customer base, industry experience, many content partnerships and significant resources.

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

Government Regulation

         The Federal Government and state governments generally have not heavily regulated business on the Internet, as a whole. There has been talk of new legislation, on both a Federal and state level, to increase regulation of the Internet and potentially exploit new taxation revenue sources. The Company cannot predict the impact, if any, that future regulation or regulatory changes might have on its business.

         In the United States, the Company is not currently subject to direct regulation other than pursuant to laws applicable to businesses generally. Adverse changes in the legal or regulatory environment relating to the interactive online services and Internet industry in the United States could have a material adverse effect on the Company's business, financial condition and operating results. A number of legislative and regulatory proposals from various international bodies and foreign and domestic governments in the areas of telecommunication regulation, access charges, encryption standards, content regulation, consumer protection, advertising, intellectual property, privacy, electronic commerce, and taxation, among others, are now under consideration. The Company is unable at this time to predict which, if any, of such proposals may be adopted and, if adopted, whether such proposals would have an adverse effect on the Company's business, financial condition and operating results.

Year 2000 Implications

         Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company is in the process of assessing the Year 2000 issue. The Company believes that it can protect itself from the Year 2000 issue by purchasing only certified "Y2K" compliant hardware and software. The Company has not incurred material costs to date in this process, and currently does not believe that the cost of additional actions will have a material effect on its results of operations or financial condition. Although the Company currently believes that its systems are Year 2000 compliant in all material respects, its current systems and products may contain undetected errors or defects with Year 2000 date functions that may result in material costs. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, the Company may experience serious unanticipated negative consequences
(such as significant downtime for one or more of its media properties) or material costs caused by undetected errors or defects in the technology used in its internal systems. In addition, the Company utilizes third-party equipment, software and content, including non- information technology systems ("non-IT systems"), such as its security system, building equipment and non-IT systems embedded microcontrollers that may not be Year 2000 compliant. The Company is in the process of developing a plan to assess whether these third parties are adequately addressing the Year 2000 issue and whether any of its non-IT systems have material Year 2000 compliance problems. Failure of such third-party equipment, software or content to operate properly with regard to the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on its business, results of operations, and financial condition. Finally, the Company is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Furthermore, the purchasing patterns of advertisers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation.

Products and Services

         E-commerce Solutions

         The Company offers an instant E-commerce solution for existing or new Web sites, which allows business customers to establish, operate and maintain complete E-commerce Web sites. This systems allows simple point-and- click site creation, catalog deployment and interfacing merchant accounts. A user simply calls up a URL (internet address) that has been assigned, and by a simple, fill in the blank procedure, builds Web pages with color backgrounds, images, titles, text and forms, product descriptions, pricing.

         The E-commerce shopping cart module can be added to any Web site within minutes. The E-commerce shopping cart module gives small businesses control over product inventory, tax information, shipping, product options, and pricing.
Company control is achieved because changes can be made easily from any Web browser. The "fill in the blank" technology makes updates and changes as simple as filling out a questionnaire. This makes the Company's E-commerce solution possibly the most advanced and simple product to set up an online store. The features of the Company's E-commerce system are as follows:

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

         o        Java scripted up sale on each order to related product

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

         Revenues to the Company are collected in several ways: set up fees, hosting fees, and custom work. The Company performs the setup and hosting services. We also assist in the customer service and custom design work. The revenues generated in these areas are shared with the Company. Pricing and revenue splits for the independent pages is negotiated and adjusted to meet the goals and level of service required by each customer.

         Merchant Accounts

         The Company is a re-seller of merchant account leases provided to business owners to facilitate their E- commerce transactions. The Company collects revenues from reselling merchant accounts in the form of direct payments from banks, transaction fees and a percentage of total sales generated by the merchant account.

         Marketing Tutorial Services

         The Company has developed a marketing tutorial system that allows customers to learn and implement proven methods of online marketing. Based on management's experience and knowledge of the Internet industry, most companies that sell shopping cart solutions do not provide their customers with the tools and training necessary to market their products and services. On the other hand sites that provide marketing information and know-how generally do not have the technology in place to enable implementation of their marketing solutions. The Company believes that its automated marketing tutorial system provides the Company with a distinct advantage over its existing competitors.

Marketing Strategies

         The Company will employ the following strategies to market its products and services:

         Outside Sales Representatives.

         The Company intends to use outside sales representatives to generate sales to large trade organizations. Sales representatives commonly and extensively target members of trade organizations. The trade organization receives a portion of the revenues derived from its members creating a "win-win" for both the organization and its members. As of August 23, 1999, the Company had two sales representatives.

         Company Newsletter.

         The Company intends to build an E-zine to market its products and services to thousands of potential subscribers. This newsletter will include helpful marketing and E-commerce information every week. The Company intends to use its subscriber list to offer new services, upgrades, or related products that all generate predictable monthly revenues for our company. The newsletter will be used for personal calls, education courses and autoresponders to encourage the free users to take advantage of our fee based upgrades and services. The newsletter will also allow the Company to develop an ongoing relationship with thousands of potential customers. The Company has not yet prepared or published an E-zine yet and anticipates that the first publication will be in October of 1999.

         Promotional Programs.

         The Company intends to offer free Web pages and 10-day trial subscriptions to promote its shopping cart system and technology. This is another service that will give us a large database of potential paying customers whom are using and testing our technology.

         Channels of Distribution.

         The Company will focus on large organizations such as trade organizations, chambers of commerce, mortgage and real estate brokers, and network marketing companies. Relationships within these organizations will allow the Company to penetrate a large group of small businesses with fewer points of sale.

         Pricing.

         The Company has developed a pricing structure that is designed to facilitate entry and limit the customer's ability to "exit" the relationship short term as each customer will sign a 12 month, exclusive hosting and development contract.

         The Company estimates that E-commerce sites will be sold at $120 each; payable in $10 monthly payments. Secure hosting for the Web sites will be charged at $39.95 monthly for 100 items or less. An additional $20 is billed monthly for each 100 additional items added, i.e., 120 items would cost $59.95 monthly. Each site, even if paid in full upfront, comes with a minimum 12-month contract for exclusive hosting and Web development for the site.

         The Company will also charge a .5-2% volume fee on all commerce passing through any sites it sells.

         Advertising.

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

Employees

         As of December 31, 1998, the Company had only one employee. As of August 24, 1999, the Company and its subsidiary had six employees.

ITEM 2.  PROPERTIES

         The Company currently rents approximately 300 square feet of office space for its corporate offices, under a rental arrangement with the Company's President. The Company's office is located at 210 South Main Street, Suite 900, Salt Lake City, Utah, 84111. The rent has been accrued at a rate of $500 per month and was converted into stock of the Company in July of 1999.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Company's Common Stock is trading on the Over-the-Counter Bulletin Board under the symbol "SUWL." As of August 23, 1999, the Company had 748 holders of record. The following table sets forth, on a per share basis for the period shown, the high and low prices of the Common Stock and the Preferred Series A Stock as reported on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions, nor a liquid trading market.

                                                             Closing
                                                             Price
                                                       High         Low
Fiscal Year Ended December 31, 1996
           First Quarter                               $1.75        $0.375
           Second Quarter                              $1.00        $0.375
           Third Quarter                               $0.75        $0.25
           Fourth Quarter                              $0.75        $0.25
Fiscal Year Ended December 31, 1997
           First Quarter                               $0.50        $0.0625
           Second Quarter                              $0.25        $0.0625
           Third Quarter                               $0.25        $0.0625
           Fourth Quarter                              $0.25        $0.03125
Fiscal Year Ended December 31, 1998
           First Quarter                               $0.50        $0.03125
           Second Quarter                              $0.25        $0.03125
           Third Quarter                               $0.25        $0.03125
           Fourth Quarter                              $0.25        $0.03125
Fiscal Year Ended December 31, 1999
           First Quarter                               $0.05        $0.03125
           Second Quarter                              $0.25        $0.05
           Third Quarter (through August 16, 1999)     $0.281       $0.187

         The Company has never declared or paid any cash dividends on the Common Stock and does not presently intend to pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any future earnings for reinvestment in its business.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected historical financial data presented below as of December 31, 1997 and 1998 and for the years ended December 31, 1997 and 1998 were derived from the financial statements of the Company, which were audited by Smith & Company, independent certified public accountants, and which are included elsewhere in this Form 10- KSB. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements (including the notes thereto) included elsewhere in this Form 10-KSB.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company was incorporated on July 24, 1984, in Nevada as Diversified Ventures, Ltd. On March 27, 1987, the name was changed to M.V.I.D. International Corporation. On April 6, 1994, the name was changed to Micro-Lite Television. Prior to March 14, 1994, the Company sold an automobile anti-theft protection system to customers through an arrangement with dealerships, principally in New Jersey. On March 16, 1994, the Company acquired the assets and liabilities of Marrco Communications, Inc. ("Marrco") and is continuing the business activities of Marrco. Prior business operations were assumed by the former President of the Company. Marrco was founded on December 12, 1991, for purposes of accumulating Wireless Cable Rights in domestic markets.

         On October 25, 1996, the name of the Company was changed to Superior Wireless Communications, Inc. and each of the 6,004,836 shares of then issued and outstanding common stock of the Corporation were exchanged for one share of preferred stock designated as Class A Convertible Cumulative Preferred Stock (the "Class A Preferred Stock"), par value of $.001 per share. The Class A Preferred Stock carried a ten percent (10%) dividend, which could be paid in common stock, and was convertible into Common Stock of the Company as of October 25, 1998 (the "Conversion Date"). Under the terms of the Class A Preferred Stock, all shares outstanding as of October 16, 1998, automatically converted into common stock at a rate of five shares of common stock for every one share of Class A Preferred Stock. This resulted in the automatic conversion of 6,541,416 shares of Class A Preferred Stock into 32,707,080 shares of common stock. Simultaneously with the reverse stock split described below, the holders of an additional 3,767,501 shares of Class A Preferred Stock that were issued after October 16, 1998, converted their shares at the same rate of five shares of common stock for every one share of Class A Preferred Stock.

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

Results of Operations for the Two Years Ended December 31, 1998

         Revenues

         The Company currently did not have any ordinary and significant source of revenues during the 1998 or 1997 fiscal years. However, the Company did sell some of its wireless cable channels rights and other assets. The Company recorded revenues of approximately $7,000 for the year ended December 31, 1998 from sale of assets and licenses, as compared to sales of approximately $64,000 for the year ended December 31, 1997. The Company's revenue for the 1998 & 1997 fiscal year was derived from the sale of certain fixed assets to a related party. The Company also recorded $27,616 in income for forgiveness of indebtedness in the year ended December 31, 1998.

         Cost of Sales

         The net book value of the fixed assets sold for the period ended December 31, 1998 was zero. This is compared to cost of sales of $45,341 in the year ended December 31, 1997. The Company also abandoned assets with a book value of $65,483 and wrote off licenses valued at $400,000 that had expired during the current fiscal year.

         Selling, General and Administrative Expenses

         The Company incurred total selling, general and administrative expenses ("SG&A") of $228,038 for the year ended December 31, 1998 as compared to $258,785 for the fiscal year ended December 31, 1997. This represents a decrease of 12% of SG&A. The decrease was due to the Company's virtual inactivity. During the 1998 and 1997 fiscal years, the Company had only one employee who accrued a salary of $72,000 per year, none of which was paid.

         Depreciation and Amortization

         Depreciation and amortization for the year ended December 31, 1998, was equal to $104,487, as compared to depreciation and amortization of $101,195 for the fiscal year ended December 31, 1997.

         Interest Expense

         The Company incurred interest expense of $240,099 in the fiscal year ended December 31, 1998. This represented an increase of 28% from the interest expense of $187,956 for the year ended December 31, 1997. The Company continues to accrue interest on all notes payable and amounts due to related parties.

         Income Tax Benefit

         For the fiscal year ending December 31, 1998, the Company had net operating loss carryforwards equal to approximately $4,200,000. Approximately $1,000,000 of this net operating loss was carried forward from the business of Marrco and is limited under Internal Revenue Code Section 381. This limits the use of this portion of the Company's net operating loss carryforward to approximately $70,000 per year. The Company has not recognized any of this tax benefit as an asset due to uncertainty of future income.

         Extraordinary Item

         During 1998, the Company issued 134,145 shares of stock to retire liabilities in the amount of $360,366 and pay for expenses in the amount of $25,768. The fair market value of the stock given was $16,768, giving rise to extraordinary gain of $369,366.

         Net Loss

         The Company recorded a net loss of $(530,139) for the fiscal year ended December 31, 1998, as compared to a net loss of $(596,551) for the fiscal year ended December 31, 1997.

Liquidity and Capital Resources

         The Company had a working capital deficit of $2,538,779 as of December 31, 1998. Approximately $1,286,985 of its liabilities represented amounts owed to related parties, in particular to the largest shareholder of the Company, the Company's current President, another director of the Company and a wholly owned corporation of the Company's largest shareholder. The Company currently has few sources of working capital other than related parties and asset sales.

Certain Indebtedness

         In 1994, the Company began a private placement of certain Convertible Notes that entitled the purchasers to convert the notes into stock of the Company at various terms. As of December 31, 1994, the Company had received gross proceeds of $51,000 from one individual. During the first quarter of 1995, the Company received an additional $150,000. During 1996, the Company received additional proceeds of $566,100. All of these notes, including interest accrued thereon, were converted into Class A Preferred Stock in 1999.

Income Tax Matters

         The Company has had no material state or Federal income tax since its inception. As of December 31, 1998, the Company had approximately $4.2 million in net operating loss carryforwards for tax purposes, expiring in years 2006 through 2013. The Internal Revenue Code of 1986, as amended (the "Code"), limits the amount of loss carryforwards that a company can use to offset future income upon the occurrence of certain changes in ownership. As a result of the purchase of Marrco and the subsequent issuance of shares of the Company's common stock, the Company has undergone more than a 50% change in ownership and will therefore be limited in its utilization of its tax loss carryforwards. About $1 million of the net operating loss carryforward is subject to this limitation.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                                                           PAGE

Independent Auditors Report.................................................F-1

 Balance Sheets as of December 31, 1998 ....................................F-2

 Statements of Operations for the years ended December 31, 1998 and 1997....F-3

 Statements of Changes in Stockholders Equity for the years
     ended December 31, 1998 and 1997.......................................F-4

 Statements of Cash Flows for the years ended December 31, 1998 and 1997....F-5

 Notes to the Financial Statements .........................................F-6

 General and Administrative Expenses for the years ended
     December 31, 1998 and 1997............................................F-13

                                    PART III

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

         Jon Richard Marple, age 32, has served as a director of the Company since 1996. Mr. Marple is currently serving as interim President and Chairman of the Company. He has also been the Vice President, Treasurer and Chief Financial Officer of the Company since 1996. Prior to that time, he was the Company's Vice President of Wireless Operations overseeing the launch of the Company's first wireless cable system in Beaumont, Texas. He has also been involved with license/lease and purchase negotiations as well as assisting the Company in obtaining interim financing. From 1989-1993, Mr. Marple was a tax manager with the accounting firm of KPMG Peat Marwick. He worked in the firms Oakland, Seattle and San Diego offices before resigning to pursue various wireless telecommunications ventures. Mr. Marple has a Bachelors degree in Economics from the University of California at Berkeley.

         Dr. Charles Bartell, age 74, has been a director of the Company since 1994. Dr. Bartell graduated from the University of Kansas Medical School. He fulfilled his internship at the U.S. Naval Hospital in Great Lake, Illinois and he fulfilled his surgical residence at Memorial Hospital Long Beach, California. During the Korean War, Dr. Bartell was Lt. Commander and Regimental Surgeon of the 5th Marine Regiment. Dr. Bartell subsequently served as Chief of Surgery and Chief of Staff at Alondra Community Hospital in Bellflower, California. He was also a former President of the Rocky Mountain Traumatic Surgical Society. He retired from medical practice in 1985 and has since become active in commercial real estate, operating offices in Newport Beach, California and Aspen, Colorado, and investments in the United States and Russia. He brings his experience in human relations, business management and personnel to the Board.

         Brooks M. Freeman, age 55, has been a director of the Company since 1996. Mr. Freeman is the Managing Partner of Freeman & Associates, a networking consulting partnership. He also acts as the Managing Consultant of Caminito Cellular Partnership, a cellular telephone business, and is a principle in a wireless data services project. From 1992 to 1996, Mr. Freeman acted as General Manger of Client/Server Computing for IBM's Asia Pacific Service Corporation in Hong Kong, responsible for implementing wire and wireless network computing systems, encompassing eleven Asian countries. He also was a North American Director of Technical Computing at IBM (Engineering and Scientific Computing, a $400 million business unit), and was instrumental in the development of IBM's RISC System/6000 workstations. Mr. Freeman retires from IBM in 1998.

Board of Directors and Committees

         The Board of Directors meets during its fiscal year to review significant developments affecting the Company and to act on matters requiring board approval. The Board of Directors met and acted by unanimous written consent six (6) times during the 1998 fiscal year. During such period, all members of the Board participated in 100% of all Board meetings.

         As of the date of this Annual Report, the Board of Directors has not established any Board committees to transact business on behalf of the Board.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth the annual and long-term cash and non-cash compensation paid and payable by the Company for services rendered in all capacities during the fiscal years ended December 31, 1998, 1997 and 1996, to the Company's interim Chairman and President.



                                          Annual Compensation                  Long Term Compensation
                                                                                Awards              Payouts
  Name and principal               Salary       Bonus    Other annual  Restricted    Securities      LTIP         All other
       position           Year       ($)         ($)     compensation     stock      Underlying     payouts      compensation
                                                              ($)       award(s)      Options/        ($)            ($)
                                                                           ($)        SARs (#)
Jon R. Marple, Interim    1998   72,000(1)
Chairman, President, Vice 1997   72,000(31       -0-       $6,000(2)       -0-          -0-           -0-            -0-
President and Chief       1996   72,000(4)       -0-        $3,000         -0-          -0-           -0-            -0-
Financial Officer
----------------------  -------- -----------  ---------  ------------- -----------  ------------  -----------  ----------------

(1) Represents accrued salary that was accrued and not paid as of December 31, 1998. This compensation and all other amounts owed to Mr. Marple were converted into shares of Class A Preferred Stock in July, 1999.

(2) Represents changes for rent of home office space that is currently the principle office of the Company. This entire amount was accrued and unpaid as of December 31, 1998.

(3) Represents accrued salary that was accrued and not paid as of December 31, 1998. This compensation and all other amounts owed to Mr. Marple were converted into shares of Class A Preferred Stock in July, 1999.

(4) Included $38,000 of accrued salary that was accrued and not paid as of December 31, 1998.

         Directors of the Company who are also employees do not receive cash compensation for their services as directors or members of the committees of the Board of Directors. All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the Board of Directors or management committees.

         The Company has not entered into any written employment agreement with its President or any of its other officers or employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain Beneficial Owners and Management

         The following tables set forth information, as of August 16, 1999, concerning shares of the Company's Common Stock beneficially owned by (i) each stockholder known by the Company to be the beneficial owner of more than five percent (5 %) of the Company's Outstanding Common Stock, (ii) each stockholder known by the Company to be the beneficial owner of more than five percent (5%) of the Company's Preferred Stock, (iii) each director and officer of the Company, and (iv) all officers and directors of the Company as a group. Unless otherwise indicated, each person listed has sole voting and investment power over the shares beneficially owned by him. Unless otherwise indicated, the address of each named beneficial owner is the same as that of the Company's principal executive offices located at 210 South Main Street, Suite 900, Salt Lake City, Nevada 84111.

                                                Shares of         Percentage
                                            Common Stock        Common Stock
                                               Beneficially         Beneficially
                                                  Owned(1)           Owned (2)

Jon H. Marple &
Mary E. Blake
  3419 Via Lido, Suite 619
  Newport Beach, CA  92663.................      855,544                29.0%

Jon R. Marple
  1405 Crescent Road
  Park City, UT  84060.....................      408,343                13.8%

Brooks M. Freeman
  634 Cribbs Drive
  Coppell, TX  75019.......................      100,192                 3.4%

Charles Bartell
  43 Canyon Drive
  Newport Beach, CA  92663.................        7,000                    -

Officers and Directors as a group
   (3 individuals).........                      515,535                17.4%
                                            ------------          -----------

(1) Reflects the effects of the reverse 1 for 20 stock split which became effective on August 16, 1999.

(2) Beneficial ownership is determined in accordance with the applicable rules under the Securities Exchange Act of 1934 ("Exchange Act"). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days from the date hereof, are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. Percentage ownership is based on 2,952,229 shares of Common Stock outstanding as of August 16, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

         From 1994 through 1998, the Company borrowed funds from certain officers, directors and related parties to finance the cost of its ongoing operations. All such loans accrued interest at 12 percent per annum. Mr. Brooks Freeman, a director of the Company, loaned a total principal amount of $101,000, which had accrued interest approximately in the amount of $40,008 as of July 31, 1999. The Company has also borrowed $558,226 from 720 Wireless, Inc., a Nevada corporation, which had accrued interest in the amount of $173,222, as of July 31, 1999. Mr. Jon H. Marple, one of the Company's largest shareholders, is also the sole shareholder of 720 Wireless, Inc. In addition, Mr. Jon R. Marple, the Company's President and Interim Chairman, has advanced $68,748 to pay for certain expenses, which had accrued approximately $19,462 of interest as of July 31, 1999.

         All such amounts owed to the Company's directors, officer and principal shareholders were converted into 1,545,847 shares of Class A Preferred Stock as of July, 1999.

         In addition, since July 1997 the Company has been renting approximately 300 square feet of office space from the Company's President. The Company accrued rent at $500. As of July 1999, the Company had accrued a total of $12,000 in rental expenses. See Item 2. Properties.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Documents Filed as Part of the Report

                  1.       Financial Statements

         The following financial statements are filed as part of this Form 10-K:

                                                                           PAGE

Independent Auditors Report.................................................F-1

Balance Sheets as of December 31, 1998......................................F-2

Statements of Operations for the years ended December 31, 1998 and 1997.....F-3

Statements of Changes in Stockholders Equity for the years ended
     December 31, 1998 and 1997.............................................F-4

Statements of Cash Flows for the years ended December 31, 1998 and 1997.....F-5

Notes to the Financial Statements...........................................F-6

General and Administrative Expenses for the years ended
     December 31, 1998 and 1997............................................F-13

         2.       Financial Statement Schedules

         None

         3.       Exhibits

         None

         (b)      Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of August, 1999.

                          Superior Wireless Communications, Inc.



                          By:
                                   Jon Richard Marple
                                   Vice President,
                                   Chief Financial Officer,
                                   Treasurer and Secretary


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 24th day of August 1999, by the following persons in the capacities indicated:

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



                                    Director
Charles Bartell

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants



Board of Directors
Superior Wireless Communications, Inc.
Salt Lake City, Utah


                          INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheet of Superior Wireless Communications, Inc. (a development stage company) as of December 31, 1998, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 1998 and 1997, and for the period of April 1, 1994 (date Company re-entered development stage) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Superior Wireless Communications, Inc. as of December 31, 1998, and the results of its operations, changes in stockholders' equity (deficit), and its cash flows for the years ended December 31, 1998 and 1997, and for the period of April 1, 1994 (date Company re-entered development stage) to December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has a working capital deficiency of $(2,538,778) at December 31, 1998, and a retained deficit of $(4,762,917). The Company has suffered losses from operations and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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


                                                      Smith & Company
                                                   CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
August 23, 1999

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

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


              ASSETS
                                                                                                         December 31,
                                                                                                               1998
                                                                                                         ----------------
CURRENT ASSETS
           Cash in bank                                                                                  $          2,131
                                                                                                         ----------------

                                                                                    TOTAL CURRENT ASSETS            2,131

PROPERTY AND EQUIPMENT (Notes 1 and 6)                                                                             19,622

OTHER ASSETS
           Notes receivable - other (Note 7)                                                                            0
           Licenses and other (Note 10)                                                                           330,053
                                                                                                         ----------------

                                                                                      TOTAL OTHER ASSETS          330,053
                                                                                                         ----------------

                                                                                                         $        351,806
                                                                                                         ================

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
           Accounts payable                                                                              $         93,026
           Accrued liabilities                                                                                    541,170
           Notes payable (Note 11)                                                                                757,112
           Income taxes payable                                                                                     1,100
           Payable - related parties (Note 4)                                                                   1,148,501
                                                                                                         ----------------

                                                                               TOTAL CURRENT LIABILITIES        2,540,909

Minority interest in subsidiaries (Note 5)                                                                              0

STOCKHOLDERS' DEFICIT (Notes 3 and 14)
           Common stock, $.001 par value;
              Authorized 50,000,000 shares;
              Issued and outstanding 1,679,895 shares                                                               1,680
           Class A Convertible Cumulative Preferred Stock,
              $.001 par value:
              Authorized 15,000,000 shares;
              Issued and outstanding 0 shares                                                                           0

           Additional paid-in capital                                                                           2,202,768
           Retained earnings (deficit)                                                                         (4,393,551)
                                                                                                         ----------------

                                                                             TOTAL STOCKHOLDERS' DEFICIT       (2,189,103)
                                                                                                         ----------------

                                                                                                         $        351,806
                                                                                                         ================

See Notes to the Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                                                                                      Period from
                                                                                     Years ended December 31,        4-1-94 (A) to
                                                                                      1998              1997           12-31-98
                                                                                  -------------    --------------    -------------
   Sales                                                                          $       7,000    $       64,000    $     931,521
   Cost of sales                                                                              0            45,341          171,494
                                                                                  -------------    --------------    -------------
                                                                    GROSS PROFIT          7,000            18,659          760,027

   Costs associated with abandoned projects                                             465,483           179,986        1,217,043
   Loss on investments                                                                        0                 0          125,689
   Bad debt (Note 7)                                                                          0                 0          267,858
   General and administrative expenses (Schedule 1)                                      95,672           144,501        2,642,858
   Depreciation and amortization (Notes 6 and 10)                                       104,487           101,195          629,589
   Interest and bank charges (net of interest income)                                   240,363           188,428          637,406
                                                                                  -------------    --------------    -------------
                                                                                        906,005           614,110        5,520,443
                                                                                  -------------    --------------    -------------

   Net income (loss) before other income taxes                                         (899,005)         (595,451)      (4,760,416)

   Income tax expense (benefit) (Note 9)                                                    500             1,100          (22,600)
                                                                                  -------------    --------------    -------------

   Net (loss) before minority interest                                                 (899,505)         (596,551)      (4,737,816)

   Minority interest in partnership losses (Note 5)                                           0                 0          110,000
                                                                                  -------------    --------------    -------------

                                            NET (LOSS) BEFORE EXTRAORDINARY ITEM       (899,505)         (596,551)      (4,627,816)

EXTRAORDINARY ITEM (Note 13)
   Gain on extinguishment of debt                                                       369,366                 0          369,366
                                                                                  -------------    --------------    -------------

                                                                      NET (LOSS)  $    (530,139)   $      596,551    $   4,258,450
                                                                                  =============    ==============    =============

EARNINGS (LOSS) PER COMMON SHARE
   (Loss) before other items                                                      $        (.33)   $         (.40)
   Income from discontinued operations                                                      .00               .00
   Minority interest in losses                                                              .00               .00
                                                                                  -------------    --------------

   Net (loss)                                                                     $        (.33)   $         (.40)
                                                                                  =============    ==============

   Weighted average number of common shares used to
     compute net income (loss) per weighted average share                             1,589,355         1,498,815
                                                                                  =============    ==============


A Date company re-entered the development stage.


See Notes to the Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                December 31, 1998


                                                                               Common Stock            Additional      Retained
                                                                              Par Value $.001            Paid-in       earnings
                                                                          Shares          Amount         Capital       (deficit)
                                                                       -------------  -------------  --------------  -------------
Balances at 12/31/93 (Note 3)                                                268,952  $         269  $       79,731  $    (106,670)
   Net liabilities assumed by former officer                                                                 11,650
   Issuance of common stock for new business at $1.05
     per share                                                             1,008,327          1,008       1,104,888        (43,451)
   Issuance of common stock to settle debt at $16.00
     per share                                                                25,000             25         399,975
   Issuance of common stock for services at $.004 per share                   11,250             11              34
   Sale of common stock at $8.00 per share                                    54,191             54         433,472
   Issuance of common stock for stock subscription
     $7.76 per share                                                         250,000            250       1,939,750
   Issuance of common stock for prepaid expense
     $5.71 per share                                                          17,500             18          99,982
   Minority interest transactions                                                                         2,844,259
   Net partnership distributions                                                                         (3,134,180)
   Stock canceled                                                           (267,500)          (267)     (2,039,733)
   Stock canceled                                                            (14,615)           (15)        (79,818)
   Net loss for year                                                                                                    (1,195,064)
                                                                       -------------  -------------  --------------  -------------
Balances at 12/31/94                                                       1,353,105          1,353       1,660,010     (1,345,185)
   Stock canceled                                                             (1,688)            (2)         (4,277)
   Issuance of common stock for expenses at $.037 per share                   18,891             19             681
   Issuance of common stock to settle debt at $4.75 per share                 83,798             84         397,989
   Minority interest transactions                                                                           200,000
   Net partnership distributions                                                                           (199,921)
   Net loss for year                                                                                                      (705,312)
                                                                       -------------  -------------  --------------  -------------
Balances at 12/31/95                                                       1,454,106          1,454       2,054,482     (2,050,497)
   Correction to number of shares issued
     in 1994 for new business                                                 16,009             16             (16)
   Issuance of common stock for services at $.12 per share                    18,750             19           2,231
   Issuance of common stock for assets at $3.00 per share                      6,333              6          18,994
   Issuance of common stock for assets at $3.00 per share                      1,667              2           4,999
   Issuance of common stock for assets at $8.00 per share                      4,343              4          34,739
   Net loss for year                                                                                                    (1,216,364)
                                                                       -------------  -------------  --------------  -------------
Balances at 12/31/96                                                       1,501,208          1,501       2,115,429     (3,266,861)
   Stock retired                                                              (2,393)            (2)         (9,248)
   Net loss for year                                                                                                      (596,551)
                                                                       -------------  -------------  --------------  -------------
Balances at 12/31/97                                                       1,498,815          1,499       2,106,181     (3,863,412)
   Issuance of common stock for services and interest at $1.00                 7,768              8             963
   Issuance of common stock for services and to settle debt at $3.07         123,312            123          15,674
   Sale of common stock in private placement at $1.60                         50,000             50          79,950

   Net loss for year                                                                                                      (530,139)
                                                                       -------------  -------------  --------------  -------------
Balances at 12/31/98                                                       1,679,895  $       1,680  $    2,202,768  $  (4,393,551)
                                                                       =============  =============  ==============  =============




See Notes to the Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                                                      Period from
                                                                                     Years ended December 31,        4-1-94 (A) to
                                                                                      1998              1997           12-31-98
                                                                                  -------------    --------------    -------------
OPERATING ACTIVITIES
   Net (loss)                                                                     $    (530,139)   $     (596,551)   $  (4,258,450)
   Adjustments to reconcile net (loss) to net cash
     (required) by operating activities:
       Stock issued for expenses                                                              0                 0            2,945
       Stock issued to retire debt                                                       25,768                 0          585,054
       Deferred tax (decrease)                                                                0                 0          (19,600)
       Bad debt                                                                               0                 0          267,858
       Depreciation and amortization                                                    104,487           101,195          629,589
       Book value of abandoned assets                                                         0           175,000          265,025
       Minority interest items                                                                0               213         (109,708)
       Gain on debt extinguishment                                                     (369,366)                0         (369,366)
   Changes in assets and liabilities:
       Prepaid expenses                                                                       0               417            2,430
       Notes receivable - other                                                               0                 0           12,047
       Related party receivables                                                              0                 0          344,142
       Deposits                                                                               0             2,825            9,586
       Accounts payable                                                                 (27,616)          (31,777)          56,610
       Accrued liabilities                                                               81,405             5,139          177,793
       Income taxes                                                                         200              (900)          (4,500)
                                                                                  -------------    --------------    -------------

                                                          NET CASH (REQUIRED) BY
                                                            OPERATING ACTIVITIES       (715,261)         (344,439)      (2,408,545)

INVESTING ACTIVITIES
   Purchase of securities                                                                     0                 0         (207,625)
   Sale of securities                                                                         0                 0          207,625
   Sale (Acquisition) of licenses                                                       559,315            24,986          529,204
   Disposition of property, plant and equipment                                               0            44,885            1,162
   Purchase of equipment                                                                 (3,690)                0           (3,690)
                                                                                  -------------    --------------    -------------

                                                 NET CASH PROVIDED (REQUIRED) BY
                                                            INVESTING ACTIVITIES        555,625            69,871          526,676

FINANCING ACTIVITIES
   Loans - other                                                                              0            10,143          957,943
   Loans - related parties                                                              241,655           285,048        1,444,921
   Loan repayments - other                                                             (160,831)          (11,627)        (246,940)
   Loan repayments - related parties                                                          0                 0         (416,643)
   Sale of common stock                                                                  80,000                 0          105,247
   Cash of business acquired                                                                  0                 0          121,135
   Net partnership distributions                                                              0                 0          (72,413)
   Retirement of common stock                                                                 0            (9,250)          (9,250)
                                                                                  -------------    --------------    -------------

                                                            NET CASH PROVIDED BY
                                                            FINANCING ACTIVITIES        160,824           274,314        1,884,000
                                                                                  -------------    --------------    -------------

                                                          (DECREASE) IN CASH AND
                                                                CASH EQUIVALENTS          1,188              (254)           2,131

   Cash and cash equivalents at beginning of year                                           943             1,197                0
                                                                                  -------------    --------------    -------------

                                                       CASH AND CASH EQUIVALENTS
                                                                  AT END OF YEAR  $       2,131    $          943    $       2,131
                                                                                  =============    ==============    =============

A Date Company re-entered development stage

Supplemental Disclosures of Cash Flow Information Cash paid during the year for:
     Interest                                                                     $           0    $      155,333    $     329,637
     Income taxes                                                                           300             2,000            7,900

Noncash Investing and Financing Activities
   During 1998, the Company issued 134,145 shares of common stock to retire liabilities in the amount of $360,366.


See Notes to the Financial Statements.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998


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

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 1998


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

             At December 31, 1998 the Company owed $1,148,501 to related parties ($906,846 at December 31, 1997) for loans and sales to and payments made on behalf of the Company and accrued salaries.

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

NOTE 6:      PROPERTY AND EQUIPMENT

             Property and equipment as of December 31, 1998 and December 31, 1997 are summarized as follows:

                                                                               Net Book Value
                                             Cost        Depreciation        1998          1997
                                          ----------   ----------------   ----------    ----------
               Equipment                  $    7,426   $          3,909   $    3,517    $      195
               Transmission Equipment         76,240             60,135       16,105        31,353
                                          ----------   ----------------   ----------    ----------

                                          $   83,666   $         64,044   $   19,622    $   31,548
                                          ==========   ================   ==========    ==========

             Depreciation expense for the period ended December 31, 1998 was $15,616 ($29,370 in 1997).

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

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 1998


NOTE 8:      SALES CONCENTRATION AND REVENUE

             During 1998, sales of assets to one entity accounted for 100% of total sales (100% in 1997).

NOTE 9:      INCOME TAXES
             Income tax expense was $500 for the year ended December 31, 1998 ($1,100 for 1997). Such amounts differ from the amounts computed by applying the United States Federal income tax rate of 34% to loss before income taxes as a result of the following:

                                                                         1998           1997
                                                                     -------------  -------------
                    Computed "expected" tax benefit                  $    (305,662) $    (202,453)
                    Decrease (increase) in income tax benefit
                      resulting from:
                         Change in valuation allowance for
                           deferred federal, state, and local
                           income tax assets                               345,084        251,221
                         State income taxes and other, net                 (38,922)       (47,668)
                                                                     -------------  -------------

                                                                     $         500  $       1,100
                                                                     =============  =============

              The tax  effects  of  temporary  differences  that  give rise to a
              substantial   portion  of  the  deferred  income  tax  assets  are
              presented below:

                                                                         1998           1997
                                                                     -------------  -------------
                    Accrued officers' compensation and
                      related costs                                  $     128,978  $      89,554
                    Net operating loss carryforwards                     1,801,660      1,496,000
                                                                     -------------  -------------

                           Total gross deferred tax assets               1,930,638      1,585,554
                           Less valuation allowance                     (1,930,638)    (1,585,554)
                                                                     -------------  -------------

                           Net deferred tax assets                   $           0  $           0
                                                                     =============  =============

              During the years ended December 31, 1998 and 1997, the Company made no Federal income tax payments.

              At December 31, 1998, the Company has approximately $5,300,000 available in net operating loss carryforwards for income tax purposes. These carryforwards expire in 2006 through 2013. Due to a change in control and business activity, the net operating loss carryforwards will most likely never be realized.

NOTE 10:      LICENSES AND OTHER

              The Company owns and leases various MMDS, ITFS and LPTV (wireless cable) licenses to operate in various cities. A summary is as follows:

                                                          1998             1997
                                                     -------------     -------------
                 License acquisition costs           $     306,163     $     310,867
                 Engineering costs                           4,950             4,950
                 Commercial channel licenses                19,153           243,320
                 ITFS licenses                                   0            19,315
                 LPTV rights and licenses                        0           400,000
                 Investment in LLC (equity basis)             (213)             (213)
                                                     -------------     -------------

                                                     $     330,053     $     978,239
                                                     =============     =============

             The above amounts are net of amortization of $88,871 ($71,825 for 1997).

NOTE 11:     NOTES PAYABLE

             At December 31, 1998, the Company owed several individuals a total of $757,112. The notes bear interest at 12% per year. The Company is in arrears on the repayment terms. See Note 14 regarding subsequent events relating to these notes.

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 1998


NOTE 12:     STOCK OPTION PLAN AND WARRANTS

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

NOTE 13:     EXTRAORDINARY ITEM

             During 1998, the Company issued 134,145 shares of stock to retire liabilities in the amount of $360,366 and pay for expenses in the amount of $25,768. The fair market value of the stock given was $16,768, giving rise to extraordinary gain of $369,366.

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

                                                                     SCHEDULE 1

                     SUPERIOR WIRELESS COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       GENERAL AND ADMINISTRATIVE EXPENSES



                                                                             Years ended                      Period from
                                                                            December 31,                     4-1-94 (A) to
                                                                     1998                  1997                12-31-97
                                                              ------------------    -----------------     -----------------
Accounting                                                    $            2,500    $           7,523     $          62,058
Automobile expense                                                         6,622               13,400                39,529
Bad debts                                                                      0                    0                 9,527
Debt forgiveness - related party                                         (27,615)              (3,582)              (56,197)
Directors' Fees                                                           18,000                    0                18,000

Dues and subscriptions                                                     1,943                3,309                15,387
Fees and commissions                                                       1,594                7,781                79,518
Insurance                                                                    961                  728                22,223
Legal                                                                        572                9,210               280,885

Marketing and advertising                                                      0                  662                20,543
Meals and entertainment                                                      419                  326                 9,253
Office expense                                                             2,187                1,065                42,979
Outside services                                                               0                    0                15,137

Payroll taxes and benefits                                                 1,750                2,376               128,937
Postage                                                                      493                1,263                56,693
Professional                                                                   0               14,502               150,177
Relocation expense                                                             0                    0                19,091

Rent expense                                                               8,000                4,060               218,425
Repairs and maintenance                                                        0                    0                 5,086
Salaries                                                                  72,000               72,000             1,323,525
Taxes and licenses                                                           697                  457                 9,755

Telephone                                                                  4,189                5,070               119,135
Travel                                                                     1,360               12,285               155,378
Miscellaneous                                                                  0                    0                 5,748
Overhead reimbursement                                                         0               (7,934)             (107,934)
                                                              ------------------    -----------------     -----------------

                                                              $           95,672    $         144,501     $       2,642,858
                                                              ==================    =================     =================

A Date Company re-entered the development stage.