Form 10QSB
period 1999-03-31
JUSTWEBIT COM INC
filed 1999-08-30
CIK 793986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

         For the quarter period ended:      March 31, 1999

                                       or

[] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

         For the transition period from:                       to

Commission file number:  33-5902-NY

                               JustWebit.com, Inc.
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

                     Superior Wireless Communications, Inc.
                            Former Name of Registrant

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

         Balance Sheets as of March 31, 1999 and December 31, 1998;

         Statements of Income for the three months ended March 31, 1999 and 1998;

         Statements of Cash Flows for the three months ended March 31, 1999 and 1998;

         Notes to Financial Statements.

                               JustWebit.com, Inc.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                                                       March 31,           December 31,
                                                                         1999                  1998
                                                                  ------------------    ------------------
                                                                      (Unaudited)
ASSETS
Current Assets:
   Cash                                                           $            1,240    $            2,131
   Investment                                                                 40,000                     0
                                                                  ------------------    ------------------
                                          Total Current Assets                41,240                 2,131

Property, Plant, & Equipment                                                   6,482                19,622

Other Assets:
   Deposits                                                                        0                     0
   Licenses & Other                                                          137,995               330,053
                                                                  ------------------    ------------------
                                                                             137,995               330,053
                                                                  ------------------    ------------------

                                                  TOTAL ASSETS    $          185,717    $          351,806
                                                                  ==================    ==================

LIABILITIES & STOCKHOLDERS DEFICIT
Current Liabilities:
   Accounts Payable                                               $           66,728    $           93,026
   Accrued Liabilities                                                       310,096               541,170
   Note Payable                                                               77,300               757,112
   Income Taxes Payable                                                          200                 1,100
   Current Portion of Long-Term Debt                                               0                     0
   Payable - Related Parties                                               1,346,780             1,148,501
                                                                  ------------------    ------------------
                                     Total Current Liabilities             1,801,104             2,540,909

Long-Term Debt                                                                     0                     0
                                                                  ------------------    ------------------
                                             Total Liabilities             1,801,104             2,540,909

Stockholders Deficit
   Common Stock, $.001 par value;
   Authorized 50,000,000 shares;
   Issued and Outstanding 1,927,851 at 3/ 31/99
     and 1,679,895 at12/31/98                                                  1,928                 1,680
   Additional Paid-in Capital                                              2,731,502             2,202,768
   Retained Earnings (Deficit)                                            (4,348,817)           (4,393,551)
                                                                  ------------------    ------------------
                                     Total Stockholders Deficit           (1,615,387)           (2,189,103)
                                                                  ------------------    ------------------

                                           TOTAL LIABILITIES &
                                           STOCKHOLDERS DEFICIT   $          185,717    $          351,806
                                                                  ==================    ==================


See Notes to Financial Statements.

                               JustWebit.com, Inc.
                          (A DEVELOPMENT STAGE COMPANY)

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                         1999                  1998
                                                                  ------------------    ------------------
Revenues                                                          $          308,092    $                0
Cost of Sales                                                                190,793                     0
                                                                  ------------------    ------------------
                                                  Gross Profit               117,299                     0

Forgiveness of Debt Income                                                     6,575                     0
Receipt of Note Previously Written Off                                        10,000                     0
Loss on Abandonment                                                                0               (44,168)
Other Expense                                                                   (150)                    0
                                                                  ------------------    ------------------
                                                                              16,425               (44,168)
                                                                  ------------------    ------------------
                                                 Total Revenue               133,724               (44,168)

General & Administrative Expenses:
   Interest Expense                                                           55,672                55,085
   Brochures & Marketing                                                           0                     0
   Travel & Auto Expense                                                       1,498                 3,239
   Postage & Delivery                                                            129                   151
   Payroll Taxes                                                                   0                     0
   Office Expenses                                                               392                 1,711
   Outside and Professional Services                                           6,276                   625
   Rent                                                                        1,500                 3,000
   Salaries - Officers                                                        18,000                18,000
   Salaries - Others                                                               0                     0
   Depreciation & Amortization                                                 4,045                26,159
   Bank Charges                                                                   59                    79
   Insurance                                                                       0                   285
   Telephone Expense                                                             946                 1,185
   Computer Expense                                                              384                     0
   Other Taxes & Licenses                                                         89                     0
   Miscellaneous Expense                                                           0                     0
                                                                  ------------------    ------------------
                       Total General & Administrative Expenses                88,990               109,519
                                                                  ------------------    ------------------

                                Net Income (Loss) Before Taxes                44,734              (153,687)

State Taxes                                                                        0                     0
                                                                  ------------------    ------------------

                                             NET INCOME (LOSS)    $           44,734    $         (153,687)
                                                                  ==================    ==================



See Notes to Financial Statements.

                               JustWebit.com, Inc.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                         1999                  1998
                                                                  ------------------    ------------------
OPERATING ACTIVITIES
   Net Income (Loss)                                              $           44,734    $         (153,687)
   Adjustments:
     Depreciation & Amortization                                               4,045                26,159
     Changes in current accounts                                            (237,949)               (3,418)
     (Increase) Decrease in Notes Receivable                                       0                20,031
                                                                  ------------------    ------------------

                     Net Cash Required by Operating Activities              (189,170)             (110,915)

FINANCING ACTIVITIES
   Loans                                                                     198,279                58,983
   Repayment of Loans                                                       (910,886)             (175,832)
   Repayment of Loans with stock                                             900,886                     0
                                                                  ------------------    ------------------

                                  Net Cash Provided (Required)
                                       by Financing Activities               188,279              (116,849)

INVESTING ACTIVITIES
   Abandonment of Licenses                                                         0               227,468
   Sale of Assets                                                                  0                     0
                                                                  ------------------    ------------------

                                             Net Cash Provided
                                       By Investing Activities                     0               227,468
                                                                  ------------------    ------------------

Increase (Decrease) in Cash and Cash Equivalents                                (891)                 (296)

Cash and Cash Equivalents at Beginning of Period                               2,131                   943
                                                                  ------------------    ------------------

Cash and Cash Equivalents at End of Period                        $            1,240    $              647
                                                                  ==================    ==================


See Notes to Financial Statements.

                               JustWebit.com, Inc.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998


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

Under the terms of the Class A Preferred Stock, all shares outstanding as of October 16, 1998 automatically converted into common stock at a rate of five shares of common stock for every one share of Class A Preferred Stock. This resulted in the automatic conversion of 6,541,416 shares of Class A Preferred Stock into 32,707,080 shares of common stock. The holders of the remaining shares of Class A Preferred Stock that were issued after October 16, 1998, totaling 3,767,501 shares, agreed to convert at the same rate of five shares of common stock for every one share of Class A Preferred Stock. The latter conversion will be effective simultaneous to the reverse stock split described below.

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

                               JustWebit.com, Inc.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (Continued)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998


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

At March 31, 1999 the Company owed $1,346,780 to related parties for accrued compensation, loans and sales to and payments made on behalf of the Company. This balance was equal to $1,148,501 as of December 31, 1998.

NOTE 4:           INCOME TAXES

The Company has available at March 31, 1999, net operating loss carryforwards of approximately $4.2 million which may provide future tax benefits expiring in June of 2008.

NOTE 5:           WARRANTS

As of December 31, 1998, there are 300,000 redeemable Class "B" common stock purchase warrants to purchase common stock at a price of $2.00 per share and 25,000 redeemable Class "C" common stock purchase warrants with a price of $4.00 per share. These warrants expired March 31, 1999.

NOTE 6:           SUBSEQUENT EVENTS

See "PART II - Item 5. Other Information".

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company reported net income for the three months ended March 31, 1999 equal to $44,734 compared to a loss of $153,687 for the three months ended March 31, 1998. The net income for the current quarter was primarily generated from the sale of the majority of the Company's wireless cable licenses. The loss for the quarter ended March 31, 1998 was primarily attributable to interest expense, salary accrued to one officer, as well as depreciation and amortization. The current quarter's expenses included interest expense of $55,672, compared with $55,085 in the same period last year. None of this interest was paid during the quarter and the interest is attributable to the convertible notes payable that the Company has entered into over the past few years. The majority of the notes were settled with the proceeds from the license sale mentioned above, as well as through the issuance of the Company's Series A Preferred stock. Salary of $18,000 was accrued to one officer of the Company in both the current quarter and the same period last year. Depreciation and amortization for the quarter totaled $4,045 in the current quarter, compared to $26,159 in the same period last year. The dramatic reduction is due to the sale of the wireless cable licenses that were being amortized over their remaining terms. Losses are anticipated to continue throughout the development stage of the Company.

         The Company reported revenues from the sale of its licenses in the amount of $308,092 in the current quarter. Additionally, the Company collected $10,000 on an obligation that had previously been written off. This was included as other income. The Company had no revenues in the quarter ended March 31, 1998.

         The book value of the licenses sold in the current quarter was equal to $190,793. The gross profit on the sale of the above-referenced licenses totaled $117,299.

         The Company recorded forgiveness of debt income in the amount of $6,575 for the current quarter. Additionally, the Company collected $10,000 on a bad debt that had previously been written-off.

         The Company has continued to operate with a working capital deficit through the first quarter of 1998. As of March 31, 1999, the Company's current liabilities of $1,801,104 exceeded its current assets of $41,240 by $1,759,864. Of this negative working capital, $1,346,780 represents amounts owed to related parties. In the first quarter of 1999, the Company successfully completed a plan whereby certain assets were sold to a third party in exchange for that company's stock. This third party's stock in addition to the issuance of Series A Preferred stock in the Company were used to satisfy the majority of the Company's non-related party debt. See Part II - Other Information.

                           PART II - OTHER INFORMATION

ITEM 5.  Other Information.

         In the first two quarters of 1999, the Company sold certain wireless cable licenses in exchange for stock in another company. This stock along with 2,914,954 shares of the Company's Series A Preferred stock were used to satisfy notes and other obligations that totaled approximately $1,450,000.

         On August 1, 1999, in accordance with the terms and provisions of a certain Purchase Agreement dated as of June 1, 1999, by and between the Company and Media Rage of Utah, Inc., a Utah corporation ("Media Rage"), 325,000 post reverse-split shares (See Note 2 of the Footnotes to the Financial Statements) of the Company's Common Stock, $.001 par value per share ("Common Stock"), were issued to former shareholders of Media Rage in consideration of their sale, assignment and transfer to the Company of all of the outstanding shares of capital stock of Media Rage. The Company also agreed to issue 50,000 post reverse-split shares of its Common Stock to a third party for services in connection with such transaction.

As a result of this acquisition and the issuance of 375,000 post-reverse split shares of the Company's Common Stock, the Company had issued and outstanding total number of 2,952,229 shares of Common Stock as of August 16, 1999.

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

                               JustWebit.com, Inc.



                               Jon Richard Marple,
                              President, Chairman,
                              Chief Executive Officer and
                              Chief Financial Officer