Form 10QSB
period 1999-06-30
SUPERIOR WIRELESS COMMUNICATIONS INC
filed 1999-08-30
CIK 793986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

         For the quarter period ended:      June 30, 1999

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

         Balance Sheets as of June 30, 1999 and December 31, 1998

         Statements of Income for the three months ended June 30, 1999 and 1998;

         Statements of Income for the six months ended June 30, 1999 and 1998;

         Statements of Income for the three and six months ended June 30, 1999;

         Statements of Cash Flows for the six months ended June 30, 1999 and 1998;

         Notes to Financial Statements.

                               JustWebit.com, Inc.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                                                       June 30,            December 31,
                                                                         1999                  1998
                                                                  ------------------    ------------------
                                                                      (Unaudited)
ASSETS
Current Assets:
   Cash                                                           $           19,729    $            2,131
   Accounts Receivable & Prepaids                                                  0                     0
                                                                  ------------------    ------------------
                                          Total Current Assets                19,729                 2,131

Property, Plant, & Equipment                                                   6,138                19,622

Other Assets:
   Investment in Media Rage                                                   32,000                     0
   Licenses & Other                                                          138,358               330,053
                                                                  ------------------    ------------------
                                                                             170,358               330,053
                                                                  ------------------    ------------------

                                                  TOTAL ASSETS    $          196,225    $          351,806
                                                                  ==================    ==================

LIABILITIES & STOCKHOLDERS DEFICIT
Current Liabilities:
   Accounts Payable                                               $           74,007    $           93,026
   Accrued Liabilities                                                       234,708               541,170
   Note Payable                                                                    0               757,112
   Income Taxes Payable                                                            0                 1,100
   Payable - Related Parties                                                 780,530             1,148,501
                                                                  ------------------    ------------------
                                     Total Current Liabilities             1,089,245             2,540,909

Long-Term Debt                                                                     0                     0
                                                                  ------------------    ------------------
                                             Total Liabilities             1,089,245             2,540,909

Stockholders Deficit:
   Common Stock, $.001 par value;
   Authorized 50,000,000 shares;
   Issued and Outstanding 2,577,229 at 3/31/99
     and 1,679,895 at 12/31/98                                                 2,577                 1,680
   Additional Paid-in Capital                                              3,413,621             2,202,768
   Retained Earnings (Deficit)                                            (4,309,218)           (4,393,551)
                                                                  ------------------    ------------------
                                    Total Stockholders Deficit              (893,020)           (2,189,103)
                                                                  ------------------    ------------------

                                          TOTAL LIABILITIES &
                                          STOCKHOLDERS DEFICIT    $          196,225    $          351,806
                                                                  ==================    ==================


See Notes to Financial Statements.

                               JustWebit.com, Inc.
                          (A DEVELOPMENT STAGE COMPANY)

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                  June 30,
                                                                         1999                  1998
                                                                  ------------------    ------------------
Revenues From License Sales                                       $                0    $                0
Cost of Licenses Sold                                                              0                     0
                                                                  ------------------    ------------------

                                                  Gross Profit                     0                     0

Other Income                                                                     363                 2,000
Forgiveness of Indebtedness                                                    4,925                     0
Receipt of Bad Debt Previously Written-off                                   125,000                     0
                                                                  ------------------    ------------------
                                                                             130,288                 2,000
                                                                  ------------------    ------------------

                                                 Total Revenue               130,288                 2,000

General & Administrative Expenses:
   Travel & Auto Expense                                                       1,508                 1,501
   Postage & Delivery                                                            193                   225
   Office Expenses                                                                69                   681
   Outside & Professional Services                                             9,211                 3,119
   Rent                                                                        1,500                 2,000
   Salaries - Officers                                                        18,000                18,000
   Depreciation & Amortization                                                   344                26,096
   Bank Charges                                                                   60                    43
   Insurance                                                                       0                   774
   Telephone Expense                                                             581                   965
   Computer Expenses                                                              80                     0
   Other Taxes & Licenses                                                        184                     0
   Miscellaneous Expense                                                           0                     0
                                                                  ------------------    ------------------
                       Total General & Administrative Expenses                31,730                53,404
                                                                  ------------------    ------------------

                                              Net Income (Loss)
                                     Before Interest and Taxes                98,558               (51,404)

Interest Expense                                                              58,959                77,136
State Income Taxes                                                                 0                     0
                                                                  ------------------    ------------------

                                             NET INCOME (LOSS)    $           39,599    $         (128,540)
                                                                  ==================    ==================



See Notes to Financial Statements.

                               JustWebit.com, Inc.
                          (A DEVELOPMENT STAGE COMPANY)

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                         1999                  1998
                                                                  ------------------    ------------------
Revenues From License Sales                                       $          308,092    $                0
Cost of Licenses Sold                                                        190,793                     0
                                                                  ------------------    ------------------

                                                  Gross Profit               117,299                     0

Other Revenues                                                                   213                 2,000
Forgiveness of Indebtedness                                                   11,500                     0
Receipt of Bad Debt Previously Written-off                                   135,000                     0
Loss on Abandonment                                                                0               (44,168)
                                                                  ------------------    ------------------
                                                                             146,713               (42,168)
                                                                  ------------------    ------------------

                                                 Total Revenue               264,012               (42,168)

General & Administrative Expenses:
   Travel & Auto Expense                                                       3,005                 4,790
   Postage & Delivery                                                            321                   376
   Office Expenses                                                               461                 1,006
   Outside & Professional Services                                            15,487                 3,744
   Rent                                                                        3,000                 5,000
   Salaries - Officers                                                        36,000                36,000
   Depreciation & Amortization                                                 4,389                52,255
   Bank Charges                                                                  121                   122
   Insurance                                                                       0                 1,060
   Telephone Expense                                                           1,527                 2,150
   Computer Expense                                                              464                 1,250
   Other Taxes & Licenses                                                        273                    86
   Miscellaneous                                                                                         0
                                                                  ------------------    ------------------
                       Total General & Administrative Expenses                65,048               107,839
                                                                  ------------------    ------------------

                                             Net Income (Loss)
                                     Before Interest and Taxes               198,964              (150,007)

Interest Expense                                                             114,631               132,221
State Income Taxes                                                                                       0
                                                                  ------------------    ------------------

                                             NET INCOME (LOSS)    $           84,333    $         (282,228)
                                                                  ==================    ==================



See Notes to Financial Statements.

                               JustWebit.com, Inc.
                          (A DEVELOPMENT STAGE COMPANY)

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                June 30, 1999
                                                                     Three Months           Six Months
                                                                  ------------------    ------------------
Revenues From License Sales                                       $                0    $          308,092
Cost of Licenses Sold                                                              0               190,793
                                                                  ------------------    ------------------

                                                  Gross Profit                     0               117,299

Other Revenues                                                                   363                   213
Forgiveness of Indebtedness                                                    4,925                11,500
Receipt of Bad Debt Previously Written-off                                   125,000               135,000
Loss on Abandonment                                                                0                     0
                                                                  ------------------    ------------------
                                                                             130,288               146,713
                                                                  ------------------    ------------------

                                                 Total Revenue               130,288               264,012

General & Administrative Expenses:
   Travel & Auto Expense                                                       1,508                 3,005
   Postage & Delivery                                                            193                   321
   Office Expenses                                                                69                   461
   Outside & Professional Services                                             9,211                15,487
   Rent                                                                        1,500                 3,000
   Salaries - Officers                                                        18,000                36,000
   Depreciation & Amortization                                                   344                 4,389
   Bank Charges                                                                   60                   121
   Insurance                                                                       0                     0
   Telephone Expense                                                             581                 1,527
   Computer Expense                                                               80                   464
   Other Taxes & Licenses                                                        184                   273
   Miscellaneous                                                                   0                     0
                                                                  ------------------    ------------------
                       Total General & Administrative Expenses                31,730                65,048
                                                                  ------------------    ------------------

                            Net Loss Before Interest and Taxes                98,588               198,964

Interest Expense                                                              58,959               114,631
State Income Taxes                                                                 0                     0
                                                                  ------------------    ------------------

                                                    NET INCOME    $           39,599    $           84,333
                                                                  ==================    ==================



See Notes to Financial Statements.

                               JustWebit.com, Inc.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                         1999                  1998
                                                                  ------------------    ------------------
OPERATING ACTIVITIES
   Net Income (Loss)                                              $           84,333    $         (282,228)
   Adjustments:
     Depreciation & Amortization                                               4,389                52,255
     Changes in current accounts                                             (20,119)                 (714)
     (Increase) Decrease in Notes Receivable                                       0                     0
                                                                  ------------------    ------------------

                                  Net Cash Provided (Required)
                                       by Operating Activities                68,603              (230,687)

INVESTING ACTIVITIES
   Disposal of Licenses                                                            0               218,268
   Investment in Media Rage                                                  (32,000)                    0
                                                                  ------------------    ------------------

                                  Net Cash Provided (Required)
                                       By Investing Activities               (32,000)              218,268

FINANCING ACTIVITIES
   Loans                                                                           0               187,995
   Repayment of Loans                                                     (1,431,545)             (175,832)
   Liabilities Paid with Common Stock                                      1,412,540                     0
   Note Payable on Licenses Purchased                                              0                     0
                                                                  ------------------    ------------------

                                  Net Cash Provided (Required)
                                       by Financing Activities               (19,005)               12,163
                                                                  ------------------    ------------------


Increase (Decrease) in Cash and Cash Equivalents                              17,598                  (256)

Cash and Cash Equivalents at Beginning of Period                               2,131                   943
                                                                  ------------------    ------------------

Cash and Cash Equivalents at End of Period                        $           19,729    $              687
                                                                  ==================    ==================



See Notes to Financial Statements.

                               JustWebit.com, Inc.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998


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

                               JustWebit.com, Inc.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (Continued)
                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998


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

At June 30, 1999 the Company owed $780,530 to related parties for accrued compensation, loans and sales to and payments made on behalf of the Company. This balance was equal to $1,148,501 as of December 31, 1998.

NOTE 4:           INCOME TAXES

The Company has available at June 30, 1999, net operating loss carryforwards of approximately $4.2 million which may provide future tax benefits expiring in June of 2008.

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

NOTE 6:           SUBSEQUENT EVENTS

See "PART II - Item 5. Other Information".

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company reported net income of $39,599 in the three months ended June 30, 1999, compared to a loss of $128,540 for the three months ended June 30, 1998. The net income for the current quarter was generated primarily by the receipt of payments on a note receivable that had previously been written off by the Company. The loss for the quarter ended June 30, 1998 was attributable to the Company's continuing General and Administrative Expenses, Interest as well as depreciation and amortization. In the current quarter, the Company incurred interest expense of $58,959. This was a decrease of 24% from the interest expense of $77,136 in the same period last year. Officer's salaries made up
$18,000 of the total General and Administrative salaries of $31,730 in the quarter ended June 30, 1999. None of this amount was paid as of June 30, 1999. Of total expenses of $130,540 in the quarter ended June 30, 1998, depreciation and amortization totaled $26,096, salaries totaled $18,000 and interest expense for the quarter equaled $77,136. The interest expense is attributable to the convertible notes payable into which the Company has entered. The majority of these notes were settled through the issuance of the Company's stock, thus resulting in the decrease in interest expense.

         The Company did not have any income from operations during either the quarter ended June 30, 1999 or the same period last year. The Company did collect $125,000 on a note receivable that had previously been written off. Additionally, the Company booked $4,925 in forgiveness of indebtedness income in the current quarter.

         The Company has continued to operate with a working capital deficit through the current quarter, although such deficit is substantially reduced from December 31, 1998. As of June 30, 1999, the Company's current liabilities of $1,089,245 exceeded its current assets of $19,729 by $1,069,516. Of this negative working capital, $780,530 represents amounts owed to related parties. The working capital deficit equaled $2,538,778 as of December 31, 1998. The related party debt as of June 30, 1999 is contemplated to be converted into common stock in the quarter ended September 30, 1999. Additionally, other debts amounting to $234,708 are being negotiated for settlement utilizing the Company's common stock. The Company is confident that such a settlement will be reached, thus greatly reducing the current liabilities of the Company.

                           PART II - OTHER INFORMATION

ITEM 5.  Other Information.

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

Dated:            August 26, 1999
                               JustWebit.com, Inc.



                               Jon Richard Marple,
                               President, Chairman,
                               Chief Executive Officer and
                               Chief Financial Officer