Form 10QSB
period 1999-09-30
JUSTWEBIT COM INC
filed 1999-11-12
CIK 793986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
        For the quarter period ended: September 30, 1999
                                      ------------------

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
       For the transition period from:               to
                                         ------------    ------------

Commission file number:  33-5902-NY
                         ----------

                               JUSTWEBIT.COM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                              22-2774460
-------------------------------                           ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)


201 South Main Street, Suite 900,  Salt Lake City, Utah              84111
-------------------------------------------------------            ----------
        (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (801) 595-0104
                                                     ---------------

                     Superior Wireless Communications, Inc.
                     --------------------------------------
                            Former Name of Registrant

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   No X
                                      ---  ---

         The number of shares outstanding of the registrant's Common Stock on November 15, 1999 was 4,817,731.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The following Financial Statements of the Company and its subsidiaries and related notes are included herein:

         Consolidated Balance Sheet as of December 31, 1998 and September 30, 1999;

         Consolidated Statements of Income for the three months ended September 30, 1998 and for the three months ended September 30, 1999;

         Consolidated Statements of Income for the nine months ended September 30, 1998 and for the nine months ended September 30, 1999;

         Consolidated Statements of Income for the three and nine months ended September 30, 1999;

         Consolidated Statement of Cash Flows for the nine months ended September 30, 1998 and September 30, 1999;

         Notes to Consolidated Financial Statements.


                                           JUSTWEBIT.COM, INC.
                                             BALANCE SHEETS
                                 December 31, 1998 and September 30, 1999
                                              (UNAUDITED)

ASSETS                                                         DECEMBER 31, 1998   SEPTEMBER 30, 1999
------                                                         -----------------   ------------------

Current Assets:
         Cash                                                             2,131               44,631
         Marketable Securities                                                0               25,000
         Accounts Receivable                                                  0               12,870
         Prepaid Expenses                                                     0                9,913
         Other                                                                0                  812
                                                                     -----------          -----------
         Total Current Assets                                             2,131               93,226

Property, Plant & Equipment                                              19,622               21,629

Other Assets:
         Deposits                                                             0                5,577
         Licenses and Other                                             330,053              138,358
                                                                     -----------          -----------
                                                                        330,053              143,935

TOTAL ASSETS                                                            351,806              258,790
                                                                     ===========          ===========

LIABILITIES & SHAREHOLDERS EQUITY
---------------------------------

Current Liabilities:
         Accounts Payable                                                93,026               72,181
         Accrued Liabilities                                            541,170               12,571
         Notes Payable                                                  757,112              253,515
         Income Taxes Payable                                             1,100                    0
         Payable - Related Parties                                    1,148,501               33,222
                                                                     -----------          -----------
         Total Current Liabilities                                    2,540,909              371,489

Long-Term Debt                                                                0                    0

         Total Liabilities                                            2,540,909              371,489

Shareholders Equity:
         Common Stock, $.001 par value;
         Authorized 50,000,000 shares;
         Issued and Outstanding 1,679,895
         at December 31, 1998 and 4,644,095
         at September 30, 1999                                            1,680                4,644
         Additional Paid-in Capital                                   2,202,768            4,355,281
         Retained Earnings (Deficit)                                 (4,393,551)          (4,472,624)
                                                                     -----------          -----------
         Total Shareholder's Equity                                  (2,189,103)            (112,699)

TOTAL LIABILITES & EQUITY                                               351,806              258,790
                                                                     ===========          ===========

         SEE NOTES TO FINANCIAL STATEMENTS


                                       JUSTWEBIT.COM, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999
                                           (UNAUDITED)

                                                  THREE MONTHS                THREE MONTHS
                                                     ENDED                       ENDED
                                               SEPTEMBER 30, 1998          SEPTEMBER 30, 1999
                                               ------------------          ------------------

REVENUES                                                       0                       9,636

COST OF SALES                                                  0                       2,332
                                                      -----------                 -----------

GROSS PROFIT                                                   0                       7,304

OTHER INCOME                                               5,000                           0
FORGIVENESS OF INDEBTEDNESS                                    0                      60,381
COLLECTIONS ON NOTE PREVIOUSLY WRITTEN OFF                     0                      35,000

GENERAL & ADMINISTRATIVE EXPENSES:
Advertising                                                    0                         732
Marketing                                                      0                       3,750
Travel & Auto Expense                                      2,536                       5,482
Postage & Delivery                                            99                         258
Payroll Taxes                                                  0                       4,598
Office Expenses                                            1,024                         564
Outside and Professional Services                              0                      45,373
Rent                                                       2,000                       2,400
Salaries - Officers                                       18,000                      24,000
Salaries - Others                                              0                      49,500
Contract Labor                                                 0                      18,443
Director's Fees                                           18,000                           0
Depreciation & Amortization                               26,054                         344
Bank Charges                                                  56                         703
Insurance                                                  1,626                       1,311
Telephone Expense                                          1,174                       4,391
Computer Expense                                             264                       2,765
Other Taxes & Licenses                                       601                         636
Miscellaneous Expense                                        328                         233
                                                      -----------                 -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                   71,762                     165,483

INTEREST EXPENSE                                          53,902                      17,307
STATE INCOME TAXES                                             0                           0
                                                      -----------                 -----------

NET INCOME (LOSS)                                       (120,664)                    (80,105)
                                                      ===========                 ===========

         SEE NOTES TO FINANCIAL STATEMENTS


                                       JUSTWEBIT.COM, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                   NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999
                                           (UNAUDITED)

                                                  NINE MONTHS                 NINE MONTHS
                                                     ENDED                       ENDED
                                              SEPTEMBER 30, 1998          SEPTEMBER 30, 1999
                                              ------------------          ------------------

REVENUES                                                      0                       9,636

COST OF SALES                                                 0                       2,332
                                                     -----------                 -----------

GROSS PROFIT                                                  0                       7,304

GROSS PROFIT OF PRIOR BUSINESS OPERATIONS               (44,168)                    117,299
OTHER INCOME                                              7,000                         213
FORGIVENESS OF INDEBTEDNESS                                   0                      71,881
COLLECTIONS ON NOTE PREVIOUSLY WRITTEN OFF                    0                     170,000

GENERAL & ADMINISTRATIVE EXPENSES:
Advertising                                                   0                         732
Marketing                                                     0                       3,750
Travel & Auto Expense                                     7,403                       8,487
Postage & Delivery                                          493                         575
Payroll Taxes                                                 0                       4,598
Office Expenses                                           2,263                       1,025
Outside and Professional Services                         3,743                      60,864
Rent                                                      7,000                       5,400
Salaries - Officers                                      54,000                      60,000
Salaries - Others                                             0                      49,500
Contract Labor                                                0                      18,443
Directors Fees                                           18,000                           0
Depreciation & Amortization                              78,308                       4,734
Bank Charges                                                179                         824
Insurance                                                 2,686                       1,311
Telephone Expense                                         4,573                       5,918
Computer Expense                                            264                       3,229
Other Taxes & Licenses                                      687                         908
Miscellaneous Expense                                         1                         233
                                                     -----------                 -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                 179,600                     230,531

INTEREST EXPENSE                                        186,123                     131,938
STATE INCOME TAXES                                            0                           0
                                                     -----------                 -----------

NET INCOME (LOSS)                                      (402,891)                      4,228
                                                     ===========                 ===========


         SEE NOTES TO FINANCIAL STATEMENTS


                                       JUSTWEBIT.COM, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                         THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999
                                           (UNAUDITED)

                                                  THREE MONTHS               NINE MONTHS
                                                     ENDED                      ENDED
                                              SEPTEMBER 30, 1999          SEPTEMBER 30, 1999
                                              ------------------          ------------------

REVENUES                                                  9,636                       9,636

COST OF SALES                                             2,332                       2,332
                                                     -----------                 -----------

GROSS PROFIT                                              7,304                       7,304

GROSS PROFIT OF PRIOR BUSINESS OPERATIONS                     0                     117,299
OTHER INCOME                                                  0                         213
FORGIVENESS OF INDEBTEDNESS                              60,381                      71,881
COLLECTIONS ON NOTE PREVIOUSLY WRITTEN OFF               35,000                     170,000

GENERAL & ADMINISTRATIVE EXPENSES:
Advertising                                                 732                         732
Marketing                                                 3,750                       3,750
Travel & Auto Expense                                     5,482                       8,487
Postage & Delivery                                          258                         575
Payroll Taxes                                             4,598                       4,598
Office Expenses                                             564                       1,025
Outside and Professional Services                        45,373                      60,864
Rent                                                      2,400                       5,400
Salaries - Officers                                      24,000                      60,000
Salaries - Others                                        49,500                      49,500
Contract Labor                                           18,443                      18,443
Directors Fees                                                0                           0
Depreciation & Amortization                                 344                       4,734
Bank Charges                                                703                         824
Insurance                                                 1,311                       1,311
Telephone Expense                                         4,391                       5,918
Computer Expense                                          2,765                       3,229
Other Taxes & Licenses                                      636                         908
Miscellaneous Expense                                       233                         233
                                                     -----------                 -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                 165,483                     230,531

INTEREST EXPENSE                                         17,307                     131,938
STATE INCOME TAXES                                            0                           0
                                                     -----------                 -----------

NET INCOME (LOSS)                                       (80,105)                      4,228
                                                     ===========                 ===========

         SEE NOTES TO FINANCIAL STATEMENTS


                                      JUSTWEBIT.COM, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999
                                          (UNAUDITED)

                                                           NINE MONTHS                 NINE MONTHS
                                                              ENDED                       ENDED
                                                       SEPTEMBER 30, 1998          SEPTEMBER 30, 1999
                                                       ------------------          ------------------


OPERATING ACTIVITIES

      Net Income (Loss)                                         (402,891)                      4,228

      Adjustments:
      Depreciation and Amortization                               78,308                       4,734
      Changes in current accounts                               (368,331)                   (100,540)
      Use of Stock for Expenses                                        0                      22,500
                                                              -----------                 -----------
NET CASH REQUIRED BY OPERATING ACTIVITIES                       (692,914)                    (69,078)

INVESTING ACTIVITIES
      Licenses Sold/Abandoned                                    284,653                           0
      Purchase of Fixed Assets                                         0                      (6,741)
                                                              -----------                 -----------
NET CASH REQUIRED BY INVESTING ACTIVITIES                        284,653                      (6,741)

FINANCING ACTIVITIES
      Loans                                                      268,049                      33,222
      Cash Received for Stock Sales                                    0                     100,000
      Repayment of Loans                                        (175,832)                 (1,618,876)
      Use of Stock for Debt Payments                             316,079                   1,603,973
                                                              -----------                 -----------
NET CASH PROVIDED (REQUIRED) BY INVESTING ACTIVITIES             408,296                     118,319

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      35                      42,500

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                                          1,197                       2,131
                                                              -----------                 -----------

CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                                                1,232                      44,631
                                                              ===========                 ===========

         SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               JUSTWEBIT.COM, INC.
                              A NEVADA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998
                             AND SEPTEMBER 30, 1999


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included.

Until August 1, 1999, the Company's activities were purely developmental. On August 1, 1999, the Company acquired Media Rage of Utah, Inc. ("Media Rage") as a wholly owned subsidiary. The operations of Media Rage are reflected for the two months of August and September of 1999. Since the business operations of Media Rage were substantially changed after the acquisition by the Company, the financial statements have not been reported on a pro-forma basis.

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

In August of 1999, the Company completed a private placement offering by issuing 600,000 shares of its common stock for net proceeds of $125,000.

In September of 1999 the Company issued 1,066,636 shares of its common stock settled debt to retire debt in the amount of $799,977 to a related party.

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

At September 30, 1999 the Company owed $33,222 to one officer related parties for accrued compensation and loans made to the Company. The amount owed to various related parties was equal to $1,148,501 as of December 31, 1998. The Company issued 1,066,636 shares of its common stock to fully retire $799,977 to a related party in September of 1999.

NOTE 4:  INCOME TAXES

The Company has available at September 30, 1999, net operating loss carryforwards of approximately $4.2 million which may provide future tax benefits expiring in June of 2008.

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

NOTE 6:  SUBSEQUENT EVENTS

See "PART II - Item 5. Other Information".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         In the quarter ended September 30, 1999 through the acquisition of Media Rage, the Company now offers a free and instant e-commerce solution for existing or new Web sites through a system that allows businesses to build and maintain complete e-commerce Web sites. The systems allows simple point-and-click site creation, catalog deployment and interfacing merchant accounts. As of November 15, 1999, the Company has in excess of 1,000 customers that have signed up for the Free Cart service.

         It is the Company's plan to create a large recurring monthly revenue base through banner advertisements on its hosted websites and to entice its users to purchase cost-effective upgrades and enhancements to their websites. The Company is not yet running banner advertisements and started to promote the sale of its upgrades and enhancements after the end of the quarter.

         The Company reported a net loss of $80,105 for the three months ended September 30, 1999, compared to a loss of $120,664 for the three months ended September 30, 1998. The loss in the current quarter was attributable to General and Administrative expenses of which salaries and professional services made up the largest portion. The salaries for the current quarter totaled $73,500 or 44% of General & Administrative costs of $165,483. Salaries for the quarter ended September 30, 1998 were $18,000. The increase is due to acquisition of Media Rage and the operations thereof. Professional fees of $45,373 (27% of General & Administrative costs) were incurred in the current quarter compared with none in the same quarter last year. The Company incurred substantial legal and accounting costs in the acquisition of Media Rage as well as in the restructuring of the corporation described in Note 2 of the Notes to the Consolidated Financial Statements.

         The Company reported $9,636 in gross income for the current quarter. This income is primarily from older hosting contracts of Media Rage that were existing at the time of the acquisition by the Company. After the acquisition, the Company changed the Media Rage system to accommodate the Free Cart strategy under the JustWebit.com name. The promotion of the Company's revenue-generating services did not commence until after the end of the current quarter. The Company also collected $35,000 on a note receivable that had previously been written off. Additionally, the Company booked $60,381 in forgiveness of indebtedness income in the current quarter.

         The Company has continued to operate with a working capital deficit through the current quarter, although such deficit is substantially reduced from December 31, 1998. As of September 30, 1999, the Company's current liabilities of $371,489 exceeded its current assets of $93,226 by $278,263. Of this negative working capital, $33,222 represents amounts owed to related parties. Additionally, the Company is currently negotiating a stock settlement a payable balance of $216,000. The Company believes that a favorable settlement will be met by the end of the current fiscal year. The working capital deficit equaled $2,538,778 as of December 31, 1998.

                           PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Reports on Form 8-K.

                  Form 8-K Dated August 11, 1999 reporting the acquisition of Media Rage of Utah, Inc.




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:            November 15, 1999

                                            JUSTWEBIT.COM, INC.


                                            /S/ Jon Richard Marple
                                            ------------------------------------
                                            Jon Richard Marple,
                                            President, Chairman,
                                            Chief Executive Officer and
                                            Chief Financial Officer