Form 10KSB
period 1999-12-31
JUSTWEBIT COM INC
filed 2000-04-14
CIK 793986

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

         For the fiscal year ended:         December 31, 1999
                                            -----------------

                                       or

[] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

         For the transition period from:              to
                                          -----------

Commission file number:  33-5902-NY
                         ----------

                               JUSTWEBIT.COM, INC.
             (Exact name of registrant as specified in its charter)

         Nevada                                                  22-2774460
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

         201 South Main Street, Suite 900
         Salt Lake City, Utah                                   84111
--------------------------------------------              --------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code:  (801) 595-0104
                                                 --------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
----------------------                 -----------------------------------------
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
         [ ]

         The aggregate market value of voting stock held by non-affiliates of the registrant on March 30, 2000 was $11,172,381 based on a closing price of $3.125.

         The number of shares outstanding of the registrant's Common Stock on March 30, 2000 was 5,512,106.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                      INDEX

                                                                                               Page
                                                                                              Number
                                     PART I.
Item 1.    Business.                                                                             3

Item 2.    Properties.                                                                          11

Item 3.    Legal Proceedings.                                                                   11

Item 4.    Submission of Matters to a Vote of Security Holders.                                 11

                                    PART II.

Item 5.    Market for the Registrant's Common Stock and Related Stockholder Matters.            11

Item 6.    Selected Financial Data.                                                             12

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                                           12

Item 8.    Financial Statements and Supplementary Data.                                         15

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.                                                            15

                                    PART III.

Item 10.   Directors and Executive Officers of the Registrant.                                  15

Item 11.   Executive Compensation.                                                              16

Item 12.   Security Ownership of Certain Beneficial Owners and Management.                      16

Item 13.   Certain Relationships and Related Transactions.                                      17

                                    PART IV.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.                    18


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

ITEM 1.           BUSINESS

THE COMPANY

         JustWebit.com offers small to mid-sized businesses an end-to-end solution that addresses the challenges associated with implementing a successful e-commerce strategy. The Company offers any business access to its free e-commerce web site builder and sells a comprehensive suite of products and services designed to assist businesses create a successful online presence. As of December 31, 1999, the Company hosted in excess of 3,000 e-commerce web sites.

BACKGROUND

         The Company was incorporated in Nevada in 1984 under the name Ventures Diversified, Ltd. The name was changed to MVID International Corporation in 1987.

         On March 14, 1994, in accordance with the terms of a certain Purchase Agreement dated as of March 14, 1994, by and between the Company and Marrco, 6,500,000 shares of the Company's Common Stock were issued to Marrco in consideration of Marrco's sale, assignment and transfer to the Company of all rights, title and interest of Marrco subject to the assumption by the Company of all debts and liabilities of Marrco. Pursuant to the Agreement, the business of the Company that existed on March 13, 1994, was distributed to Monroe Arndt, the President and a director of the Company, prior to his resignation on March 14, 1994.

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

         Effective August 18, 1999, the Company effectuated a reverse 1 for 20 stock split of the Common Stock. In connection with the reverse stock split, all previously outstanding shares of Class A Preferred Stock were converted into shares of Common Stock.

         As of December 31, 1999, the Company had 5,383,129 shares of its Common Stock outstanding.

INDUSTRY BACKGROUND

Rapid Growth of the Internet and E-Commerce

         The Internet has grown in less than a decade from a limited research tool into a global network consisting of hundreds of millions of computers and users. The Internet is an increasingly significant medium for communication, information and commerce. International Data Corporation, or IDC, estimates that at the end of 1998 there were over 62 million web users in the United States and over 142 million web users worldwide and that by the end of 2003 the number of web users will increase to 177 million in the United States and to over 502 million worldwide.

         The rapid growth of the Internet has given businesses, merchants and shoppers the opportunity to conduct an increasing amount of commerce online. The Company believes that e-commerce offers numerous advantages to businesses, merchants and shoppers. Shoppers receive increased selection, competitive prices and the convenience of being able to shop on the Internet 24 hours a day, 7 days a week from the location of their choice. The Internet enables merchants to reach a global audience and operate with limited infrastructure, reduced overhead and greater economies of scale. Merchants can customize web site content to match the needs and preferences of individual shoppers by transparently personalizing content for each shopper. By facilitating access to information, the Internet enables merchants to give customers more detailed product information while affording merchants the opportunity to obtain detailed information about the purchasers of their products. In addition, online merchants can reduce selling costs by reducing or eliminating investments in physical retail locations and automating much of the interaction with their customers. These advantages are resulting in a dramatic increase in the amount of commerce conducted over the Internet and the number of businesses and merchants advertising and selling goods and services online. According to IDC, worldwide transactions on the Internet are expected to increase from approximately $111 billion in 1999 to approximately $1.3 trillion in 2003, with the total number of users who purchase products and services online increasing from approximately 48 million to approximately 182 million worldwide during the same period.

Challenges to Conducting Commerce over the Internet

         Businesses and merchants increasingly are determining that they need an online presence to take advantage of the rapid growth and benefits of e-commerce. To conduct commerce online effectively and efficiently, however, businesses and merchants must address a number of challenges:

         o WEB SITE PLANNING AND STOREFRONT DESIGN: Businesses and merchants must design and implement the look and feel of their online stores and custom web sites in a way that provides a rich, easy-to-use and generally satisfying end-user experience that fosters buying and repeat visits. Storefront design must promote the merchants' brands, identities and product information through the use of graphics, images and text content.

         o VISIBILITY AND CUSTOMER ACQUISITION: Merchants need to effectively communicate with their targeted online audience to maximize the number of visits to, and purchases from, their web sites. Both online merchants seeking to establish a brand and traditional merchants with established brands need to create visibility online and to distinguish themselves from the significant number of competitors selling products and services on the Internet. Achieving widespread brand recognition and customer loyalty in a crowded market where consumers are inundated with Internet-related advertising requires a comprehensive and focused marketing strategy to reach the desired audience. These efforts require a broad range of both online and traditional techniques ranging from banner and hyperlink advertisements or e-mail communications to traditional methods, such as direct mail. In order to attract the highest number of desired online shoppers, merchants need to employ creative marketing solutions that position their products and services more effectively than those of their many competitors.

         o        TRANSACTION   PROCESSING:   Businesses   and  merchants   must
                  implement  solutions  that  enable  them  to  efficiently  and effectively  process  orders  once  they  are  placed.  Online transaction processing is complex and involves a number of elements including secure, dependable, automated real-time payment authorization, calculation of tax and shipping charges, order tracking and customer service. Online orders for physical goods must be transmitted to fulfillment centers, distributors or merchant- owned distribution centers for shipment of the goods. In light of these challenges, businesses and merchants who choose to internally develop and maintain an e-commerce presence must invest a significant amount of capital and technical resources. E-commerce technology evolves rapidly, necessitating timely implementation and upgrades. The lengthy and often cost-prohibitive nature of in-house development and maintenance has caused an increasing number of businesses and merchants to outsource some or all of their e-commerce capability development to third-party service providers. Outsourced solutions offer convenience and savings but most service providers specialize in specific, limited aspects of an Internet merchant's business. Merchants who outsource their e-commerce capability development typically must devote significant technical expertise and other resources to coordinate multiple vendors and integrate the various components.

         As e-commerce solutions evolve and online businesses and merchants proliferate, need and demand increase for outsourced e-commerce solutions that seamlessly integrate every aspect of an online business from storefront development to marketing services, transaction processing and fulfillment.

The JustWebit.com Solution

         JustWebit.com offers an end-to-end user-friendly e-commerce web site builder that can be accessed by any business desiring to sell products online. The Company provides a comprehensive package of products and services designed to assist small to mid-sized businesses and merchants to create, support and grow an efficient, scaleable and reliable online presence. Our marketing services use both traditional and online methods to bring businesses, merchants and shoppers together, while our other e-commerce products and services enable businesses and merchants to develop and complete online transactions. Our e-commerce platform includes custom application and online store development and design, hosting and maintenance, fraud prevention and payment processing.

         Key benefits of our solution include:

         o END-TO-END INTEGRATED SOLUTION. The Company provides businesses and merchants with the essential tools they need to conduct commerce online. We offer businesses and merchants a comprehensive host of e-commerce products, marketing tools, support and services to assist them to successfully conduct online commerce.

         o QUICK TIME TO MARKET. The pace of change and the rate of growth of the Internet require greater speed in implementation of e-commerce solutions. The JustWebit.com e-commerce web site builder enables our customers to build a new e-commerce web site or add e-commerce and shopping cart functions to an existing web site in a matter of hours.

         o IMMEDIATE AND LONG-TERM SAVINGS. The Company's strategy is to enable businesses and merchants to build there own e-commerce web site, thereby generating a large savings to the customer. Further the Company does not charge a monthly hosting fee to clients without a registered domain name. This allows the customer the opportunity to invest those savings into marketing or other cost-effective tools that JustWebit.com offers for sale to its customers.

         o COMPREHENSIVE TECHNOLOGY PLATFORM. JustWebit.com provides a flexible technology platform which can be implemented into existing web sites or can be used to build an e-commerce web site from scratch. The Company's platform is a combination of third-party technologies and technologies that have been developed internally. The Company also has serving and hosting capabilities that enable our clients to outsource the storage and transmission functions of their e- commerce operations. This technology provides merchants a high level of reliability, 24 hours a day, 7 days a week. Using data centers with redundant servers, continuous monitoring and high speed Internet connections, Justwebit.com provides clients with the performance they require for uninterrupted e-commerce operations.

STRATEGY

         The Company's goal is to be a leading company in e-commerce solutions for small to mid-sized businesses and merchants. The following strategies will be used to achieve this goal:

         o ENHANCE AND EXTEND OUR E-COMMERCE ENABLING PRODUCTS AND SERVICES. The Company intends to continue to add new features to our web site and to continually enhance the current e-commerce enabling solutions offered by the Company. JustWebit believes that, for little incremental cost, we can easily integrate into our package of products new features that will contribute additional revenues from lead generation, advertising, upselling merchant services and cross promotion.

         o CREATION OF A JUSTWEBIT.COM MARKETPLACE AND MALL. The Company is currently developing a marketplace for a broader exposure to its customers and merchants. The Company plans on marketing and promoting the marketplace in order to promote a high volume of shopper traffic to increase the number of quality customer leads generated for listed merchants.

         o PROMOTION OF BRAND NAME VISIBILITY. The Company will continue to promote the JustWebit.com name as the best way for small to mid-sized businesses and merchants to conduct commerce on the Internet. To accelerate the acceptance and penetration of the JustWebit.com name among businesses, merchants and shoppers, the Company will continue to advertise through both online and traditional channels such as magazines, radio and newspapers. Online efforts include placing banner and other hyperlink advertisements on portal and other destination web sites. To reach a mass audience, the Company plans on commencing a national advertising campaign in traditional media. The
                  JustWebit.com name will also be promoted through trade publication advertisements, direct mail and promotional activities, trade shows and media events.

         o        PURSUE  ACQUISITIONS  AND  STRATEGIC  BUSINESS  RELATIONSHIPS.
                  JustWebit intends to make acquisitions and enter into business relationships that enhance the effectiveness of its products and services and the quality of its online presence. The focus of these acquisitions and strategic relationships will be to provide the Company access to improved technology, new domestic and international markets and prospective clients. Additionally, the Company is pursuing strategic relationships that will enable the Company to maximize its revenues from its existing and future customer bases.

         o        INTERNATIONAL   EXPANSION.   The  Company  is  looking  toward
                  expanding its customer base well beyond the United States market. A Spanish version of the JustWebit.com web site and technology is currently being created and should be launched in the first quarter of 2000. This will enable the Company to tap into the growing Spanish speaking audience on the Internet. The Company will expand its international presence by entering into strategic alliances with foreign businesses. Additionally, the Company plans on expanding by registering its web site on international search engines, seeking out relationships with foreign portal web sites, and by developing other foreign-language user interfaces.

OUR PRODUCTS AND SERVICES

Merchant Services

         JustWebit.com offers businesses and merchants a wide variety of enabling products and services, including:

         o SECURE PAYMENT AND ORDER PROCESSING. Through a third-party merchant account, the Company offers its customers online payment ability. This is done via the JustWebit.com online payment and order processing software and services. This software assists merchant clients with credit card authorization, address verification, automated tax and shipping calculations, order tracking and customer service. The payment processing system currently interacts with several credit card processors. For security, advanced encryption methods are utilized. To exchange information with merchants and shoppers, the Company's network servers use software that complies with the Secure Sockets Layer specification, the predominant method for managing the security of transmissions over a network.

         o FRAUD PREVENTION. The Company's fraud prevention services use artificial intelligence programs, a database of historical transactions and validation by an authorized financial institution to confirm shoppers' identities and to assess their credit status..

         o E-COMMERCE HOSTING AND MAINTENANCE. The Company provides services to operate and maintain online stores on behalf of our listed merchants. We use data centers with redundant servers, 24-hour monitoring and support, and high-speed Internet connections to provide customers with continuous e-commerce operations.

         o CUSTOM APPLICATION AND ONLINE STORE DEVELOPMENT. The Company provides businesses and merchants with access to its e-commerce web site builder free of charge. For additional charges, the Company offers custom design and technical development services for customer's web sites and online stores.

         o MARKETING SERVICES. The Company also offers a host of marketing services available to its customers. These marketing services are designed to enable merchants to enhance their visibility on the Internet, facilitate customer acquisition and retention, and increase sales.

         The various merchant services can be purchased as a package or individually, which allows businesses and merchants to tailor their service package to their particular needs. Fee arrangements are based on the specific service purchased and may be computed on a project basis, a monthly fee basis, a per transaction basis or a combination thereof.

Employees

         As of December 31, 1999, the Company and its subsidiary had a total of 13 employees.

FACTORS AFFECTING OUR OPERATING RESULTS, OUR BUSINESS AND OUR STOCK PRICE

YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS ANNUAL REPORT. WHILE WE HAVE ATTEMPTED TO IDENTIFY ALL RISKS THAT ARE MATERIAL TO OUR BUSINESS, ADDITIONAL RISKS THAT WE HAVE NOT YET IDENTIFIED OR THAT WE CURRENTLY THINK ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS. IN ASSESSING THESE RISKS, YOU SHOULD ALSO REFER TO THE OTHER INFORMATION IN THIS ANNUAL REPORT, INCLUDING THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES.

RISKS RELATED TO OUR BUSINESS

Recent Entry into the E-Commerce Field

         JustWebit.com recently changed the focus of its business to assist businesses and merchants to conduct commerce over the Internet. In October 1999, the JustWebit.com web site was launched as an automated e-commerce web site builder to be used by prospective customers. Prospective investors and shareholders should consider the risks, expenses and difficulties that may be encountered as a young company in a rapidly evolving market.

The Company Has a History of Losses and Expects Future Losses

         The Company incurred net losses of $(340,102) for the year ended December 31, 1999. Prior to entering into its current line of business, the Company had a history of operating losses. At December 31, 1999, the Company had an accumulated deficit of $(4,733,653). The Company plans on investing heavily in sales and marketing, technology infrastructure and research and development. As a result, significant revenues must be generated in order to achieve and maintain profitability. The Company expects that its sales and marketing expenses, research and development expenses and general and administrative expenses will continue to increase in absolute dollars and may increase as a percentage of revenues. In addition, the Company may incur substantial expenses in connection with future acquisitions.

Future Revenues are Unpredictable and May Fluctuate

         The Company's business model has only been applied since the fourth quarter of 1999 and continues to evolve. Therefore the Company's management has limited experience in planning the financial needs and operating expenses of the business. It is difficult for the Company to accurately forecast our revenues in any given period. Revenue growth rates may not be able to be sustained and sufficient revenues may not be generated to achieve profitability. If revenues in a particular period fall short of expectations, the Company will likely be unable to quickly adjust spending in order to compensate for that revenue shortfall.

         Operating results and revenues are likely to fluctuate substantially from period to period as a result of a number of factors, such as:

         o declines in the number of businesses and merchants to which the Company provides its products and services;

         o the amount and timing of operating costs and expenditures relating to expansion of operations; and

        o         the mix of products and services that are sold.

         In addition, factors beyond the Company's control may also cause operating results to fluctuate, such as:

         o the announcement or introduction of new or enhanced products or services by competitors; and

        o         the pricing policies of competitors.

         Period-to-period comparisons of the Company's operating results may not be a good indicator of future performance. It is likely that operating results in some quarters may not meet the expectations of stock market analysts and investors and this could cause the Company's stock price to decline.

Business Model is Unproven and Changing

         The Company's business model consists of providing businesses and merchants with e-commerce enabling solutions. The Company and its management have limited experience. Accordingly, the business model may not be successful, and may need to be changed. The Company's ability to generate sufficient revenues to achieve profitability will depend, in large part, on its ability to successfully market its e-commerce products and services to businesses and merchants that may not be convinced of the need for an online presence or may be reluctant to rely upon third parties to develop and manage their e-commerce offerings and marketing efforts.

The Company's Success Depends Upon Achieving Adequate Market Share to Increase Revenues and Become Profitable

         The Company's success depends upon achieving significant market penetration and acceptance of its e- commerce enabling products and services. The Company has only recently begun to expand its marketing efforts designed to promote the use of its free web site builder and hosting services to businesses and merchants. The Company is dependant upon its customers buying upgraded services in order to generate adequate revenues. The Company also needs to increase its customer base substantially in order to increase revenues and become profitable. The Company may not currently have adequate market share to successfully execute its business plan. If it is unable to reach and retain substantial numbers of businesses and merchants, the business model may not be sustainable.

The Company Faces Significant Competition

The market for e-commerce enabling products and services is highly competitive, and competition is expected to intensify in the future. Barriers to entry are not significant. Failure to compete effectively could result in the following:

         o fewer businesses and merchants relying upon our enabling solutions;
         o        decrease in product upsales and revenues generated therefrom;
         o decrease in the ability for the Company to sell its banner advertising space;
         o the obsolescence of the technology underlying the Company's products and services;

         The number of companies providing e-commerce enabling products and services is large and increasing at a rapid rate. Additional companies which to date have not had a substantial commercial presence on the Internet or in the Company's markets will offer competing products and services.

         Many  competitors  and  potential   competitors  may  have  substantial
competitive advantages as compared to the Company, including:

        o         larger customer or user bases;

         o the ability to offer a wider array of e-commerce products and solutions;
         o        greater  name  recognition  and larger  marketing  budgets and resources;
         o        substantially   greater   financial,   technical   and   other
                  resources; and
         o        larger production and technical staffs.

         These advantages may enable competitors to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, take advantage of acquisition or other opportunities more readily, or develop and expand their product and service offerings more quickly.

         In addition, as the use of the Internet and online products and services increases, larger well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of e-commerce enabling solutions, and existing providers may consolidate. Any of these trends would increase competition faced by the Company.

If Strategic Relationships are not Entered into Business may Suffer

         An important element of the Company's strategy involves entering into business relationships with other companies. The success of the Company is dependent on developing new strategic relationships. These contractual relationships typically involve joint marketing, licensing or promotional arrangements. Although these relationships are an important factor in the business strategy because they will enable the Company to enhance product and service offerings, the parties with which the Company contracts may not view this relationship as significant to their own businesses. To date, the Company has not derived material revenue from these relationships, and some of these relationships may impose substantial obligations on the Company. It is not certain that the benefits will outweigh our obligations. If strategic business relationships cannot be formed or are discontinued for any reason, the business and results of operations may be significantly harmed.

If the Company fails to Effectively Manage the Rapid Growth of Operations Business Will Suffer

         The  Company's  ability  to  successfully  offer  e-commerce   enabling
products and services and implement its business plan in a rapidly evolving market requires an effective planning and management process. The scope of the Company's operations are increasing and expected to continue to increase. The total number of employees has grown from one at the beginning of 1999 to 13 as of December 31, 1999. This growth has placed and will continue to place a significant strain on management systems, infrastructure and resources. The Company will need to continue to improve financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our workforce. Furthermore, the Company expects that it will be required to manage an increasing number of relationships with various customers and other third parties. Any failure to expand any of the foregoing areas efficiently and effectively could cause business to suffer.

The Company Depends on Key Management Personnel for Successful Operations

         The Company's success depends on the skills, experience and performance of its management and other key personnel. Business could also suffer if key personnel are not retained.

Additional Funds will be Required to Successfully Operate and Expand

         Current liquid resources may not be adequate to sustain the Company's current level of growth. Consequently, additional funds may be required. This financing may not be available on favorable terms or at all. If additional funds are raised by selling stock, the percentage ownership of the then current shareholders will be reduced. If adequate funds to satisfy our capital requirements can not be raised, the Company may have to limit operations significantly.

RISKS RELATED TO OUR INDUSTRY

Success is Dependent on Continued Increases in the Use of the Internet as a Commercial Medium

         The Company depends greatly on the growing use and acceptance of the Internet by businesses, merchants and shoppers as a medium of commerce. Rapid growth in the use of and interest in the Internet and online products and services is a recent development. No one can be certain that acceptance and use of the Internet and online products and services will continue to develop or that a sufficiently broad base of businesses, merchants and shoppers will adopt and continue to use the Internet and online products and services as a medium of commerce.

         The Internet may fail as a commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies, including security technology and performance improvements. For example, if technologies such as software that stops advertising from appearing on a web user's computer screen gain wide acceptance, the attractiveness of the Internet to advertisers would be diminished, which could harm the Company's business.

The Company is Dependent on the Internet Infrastructure Provided by Others to Operate its Business

         The Company's success depends in large part on other companies maintaining the Internet infrastructure. In particular, the Company relies on other companies to maintain a reliable network backbone that provides adequate speed, data capacity and security and to develop products that enable reliable Internet access and service. If the Internet continues to experience significant growth in the number of users, frequency of use and amount of data transmitted, the Internet infrastructure of thousands of computers communicating via telephone lines, coaxial cable and other telecommunications systems may be unable to support the demands placed on it, and the Internet's performance or reliability may suffer as a result of this continued growth. If the performance or reliability of the Internet suffers, Internet users could have difficulty obtaining access to the Internet. In addition, data transmitted over the Internet, including information and graphics contained on web pages, could reach Internet users much more slowly. This could result in frustration of Internet users, which could decrease online traffic and cause advertisers to reduce their Internet expenditures.

Future Governmental Regulation and Privacy Concerns Could Adversely Affect the Company

         The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, a number of legislative and regulatory proposals are under consideration by federal, state, local, and foreign governmental organizations, and it is possible that a number of laws or regulations may be adopted with respect to the Internet relating to issues such as user privacy, taxation, infringement, pricing, quality of products and services, and intellectual property ownership. The adoption of any laws or regulations that have the effect of imposing additional costs, liabilities, or restrictions relating to the use of the Internet by businesses or consumers could decrease the growth in the use of the Internet, which could, in turn, decrease the demand for the Company's products and services, decrease traffic on our online marketplaces, increase the cost of doing business, or otherwise have a material adverse effect on the Company's business.

         Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, copyright, trademark, trade secret, obscenity, libel, and personal privacy is uncertain and developing. Any new legislation or regulation, or application or interpretation of existing laws, could have a material adverse effect on business.

         The Federal Communications Commission is currently reviewing its regulatory positions on the privacy protection given to data transmissions over telecommunications networks and could seek to impose some form of telecommunications carrier regulation on telecommunications functions of information services. State public utility commissions generally have declined to regulate information services, although the public service commissions of some states continue to review potential regulation of such services. Future regulation or regulatory changes regarding data privacy could have an adverse effect on our business by requiring us to incur substantial additional expenses in order to comply with this type of regulation.

         A number of proposals have been made at the federal, state and local level that would impose additional taxes on the sale of goods and services over the Internet and certain states have taken measures to tax Internet-related activities. Foreign countries also may tax Internet transactions. The taxation of Internet-related activities could have the effect of imposing additional costs on companies, such as JustWebit.com, that conduct business over the Internet. This, in turn, could lead to increased prices for products and services, which could result in decreased demand for the Company's e-commerce solutions.

RISKS RELATED TO AN INVESTMENT IN OUR STOCK

Our Stock Price May be Volatile

         The stock market in general, and the stock prices of Internet-related companies in particular, have recently experienced extreme volatility, which has often been unrelated to the operating performance of any particular company or companies. The Company's stock price could be subject to wide fluctuations in response to factors such as the following:

         o        actual or  anticipated  variations  in  quarterly  results  of operations;
         o        the addition or loss of merchants and shopper traffic;
         o announcements of technological innovations, new products, or services by the Company or its competitors;
         o        conditions  or  trends  in  the  Internet,   e-commerce,   and
                  marketing industries;
         o changes in the market valuations of other Internet or online service or software companies;
         o        our  announcements  of  significant  acquisitions,   strategic
                  relationships, joint ventures, or capital commitments;
         o        additions or departures of key personnel;
         o        sales of our common stock;
         o        general market conditions; and
         o other events or factors, many of which are beyond the Company's control.

         These broad market and industry factors may materially and adversely affect the Company's stock price, regardless of its operating performance. The trading prices of the stocks of many technology companies are at or near historical highs and reflect price to earnings ratios substantially above historical levels. These trading prices and price- to-earnings ratios may not be sustained.

ITEM 2.           PROPERTIES

         The Company currently rents 4,300 square feet of office space for its operating offices in Orem, Utah. The monthly rent on this space is currently $4,728 per month and the lease runs through September of 2002. The Company also rents 300 square feet of office space for its corporate offices, under a rental arrangement with the Company's President. This rent is accrued at a rate of $500 per month.

ITEM 3.           LEGAL PROCEEDINGS

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

         The Company's Common Stock is trading on the Over-the-Counter Bulletin Board under the symbol "JTWB." As of March 29, 2000, the Company had 756 holders of record. The following table sets forth, on a per share basis for the period shown, the high and low prices of the Common Stock and the Preferred Series A Stock as reported on the OTC Bulletin Board. The prices reflected below have been adjusted for the conversion of the Preferred Series A Stock into Common Stock and a reverse stock split that was made effective on August 18, 1999. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions, nor a liquid trading market.

                                                             Closing
                                                              Price
                                                     High               Low
Fiscal Year Ended December 31, 1997
         First Quarter                           $        2.00    $         0.25
         Second Quarter                          $        1.00    $         0.25
         Third Quarter                           $        1.00    $         0.25
         Fourth Quarter                          $        1.00    $        0.125
Fiscal Year Ended December 31, 1998
         First Quarter                           $        2.00    $         0125
         Second Quarter                          $        1.00    $        0.125
         Third Quarter                           $        1.00    $        0.125
         Fourth Quarter                          $        1.00    $        0.125
Fiscal Year Ended December 31, 1999
         First Quarter                           $        0.20    $        0.125
         Second Quarter                          $        1.00    $         0.80
         Third Quarter                           $       1.125    $         0.75
         Fourth Quarter                          $        7.50    $         0.75
Fiscal Year Ended December 31, 2000
         First Quarter (through March 29, 2000)  $        3.00    $         4.50

         The Company has never declared or paid any cash dividends on the Common Stock and does not presently intend to pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any future earnings for reinvestment in its business.

ITEM 6.           SELECTED FINANCIAL DATA

         The selected historical financial data presented below as of December 31, 1998 and 1999 and for the years ended December 31, 1998 and 1999 were derived from the consolidated financial statements of the Company, which were audited by Smith & Company, independent certified public accountants, and which are included elsewhere in this Form 10-KSB. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements (including the notes thereto) included elsewhere in this Form 10-KSB.

                               JustWebit.com, Inc.
                              Summary of Operations
                                  December 1999

                                                 1999              1998
                                            --------------    ---------
         Total Assets.......................$      801,424    $     351,806
         Revenues...........................        98,923            7,000
         Operating Expenses.................       617,745          906,005
         Net Earnings (Loss)................      (340,102)        (530,139)
         Per Share Data Earnings (Loss).....          (.55)           (1.33)

         Average Common Shares
           outstanding......................       622,794          397,339

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

         Effective  August 18, 1999,  the Company  effectuated  a reverse  stock split at a rate of twenty-to-one. This resulted in 2,577,229 shares of common stock being outstanding as of that date and no preferred shares were outstanding.

         On August 1, 1999, the Company acquired Media Rage of Utah, Inc. as a wholly owned subsidiary.

         As of December 31, 1999, there were 5,383,129 shares of common stock outstanding.

Results of Operations for the Two Years Ended December 31, 1999

         Revenues

         The Company currently did not have any ordinary and significant source of revenues during the 1998 fiscal year. However, the Company did sell some of its wireless cable channels rights and other assets. The Company recorded revenues of approximately $7,000 for the year ended December 31, 1998 from sale of assets and licenses. The Company also recorded $369,366 in income for forgiveness of indebtedness in the year ended December 31, 1998.

         As part of its redirection of the Company's focus line of business, all wireless cable channel rights and transmission equipment related thereto were sold to a related party. The Company recognized $308,092 in revenues as a result of these sales. The Company also recognized $194,000 in income from collections on a note receivable that had previously been written-off. During the 1999 fiscal year, the Company reported income of approximately $12,000 from forgiveness of debt and approximately $60,000 in income from gains on extinguishing debt.

         With the acquisition of the Media Rage subsidiary and the launching of the JustWebit.com web site, the Company began reporting revenues from operations in August of 1999. With this development, the Company is no longer considered a development stage enterprise. The Company reporting operating revenues of $98,923 for the fiscal year ended December 31, 1999.

         Cost of Sales

         The net book value of the fixed assets sold for the period ended December 31, 1998 was zero. The book value of the assets sold in the year ended December 31, 1999 was equal to $190,793. This resulted in a gross profit of $117,299.

         Selling, General and Administrative Expenses

         The Company incurred total general and administrative expenses ("G&A") of $642,611 for the year ended December 31, 1999 as compared to $95,672 for the fiscal year ended December 31, 1998. This represents an increase of 672% in G&A expenses. The increase was due to the Company's acquisition of Media Rage and the development of the JustWebit.com web site. During the 1998 fiscal year, the Company had only one employee who accrued a salary of $72,000 per year. This accrued salary was converted into common stock in July of 1999 at a post reverse- split rate of $1.50 per share.

         Depreciation and Amortization

         Depreciation and amortization for the year ended December 31, 1998 was equal to $104,487. This is dramatically higher than the depreciation and amortization of $8,653 expensed in the year ended December 31, 1999. The decrease is due to the sale of the wireless cable licenses that were being amortized over a five-year period.

         Interest Expense

         The Company incurred interest expense of $240,363 in the fiscal year ended December 31, 1998. The majority of notes and interest bearing debt was converted into stock in 1999. This significantly reduced the Company's interest expense for the year ended December 31, 1999 to $142,121.

         In December of 1999 the Company received a note in the amount of $250,000 from Newport Federal Financial. This note carries an interest rate of 12% and is due and payable on January 2, 2001. As an incentive for entering into the note agreement, the Company issued 180,000 shares of its common stock to Newport Federal Financial.

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

         Net Loss

         The Company recorded a net loss of $(340,102) for the fiscal year ended December 31, 1999, as compared to a net loss of $(530,139) for the fiscal year ended December 31, 1998.

Liquidity and Capital Resources

         The Company had working capital of $331,470 as of December 31, 1999. The Company has continued to raise capital through various private placement offerings of its stock. The Company believes that future equity sales or other financings can be achieved to adequately finance its growth.

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

Income Tax Matters

         The Company has had no material state or Federal income tax since its inception. As of December 31, 1999, the Company had approximately $4.7 million in net operating loss carryforwards for tax purposes, expiring in years 2006 through 2014. The Internal Revenue Code of 1986, as amended (the "Code"), limits the amount of loss carryforwards that a company can use to offset future income upon the occurrence of certain changes in ownership. As a result of the purchase of Marrco and the subsequent issuance of shares of the Company's common stock, the Company has undergone more than a 50% change in ownership and will therefore be limited in its utilization of its tax loss carryforwards. About $1 million of the net operating loss carryforward is subject to this limitation.

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

ITEM 8.           FINANCIAL STATEMENTS

         The financial statements of the Company are set forth immediately following the signature page to this Form 10-KSB.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Name                   Age     Position

         Jon R. Marple          33      Chairman and President.
                                        Chief Financial Officer
                                        and Director since October 16, 1996.

         Brooks M. Freeman      56      Director since October 16, 1996.

         Dr. Charles Bartell    76      Director since March 14, 1994.  Director
                                        of Marrco since its inception in 1991.

         Jon Richard Marple, age 33, has served as a director of the Company since 1996. Mr. Marple is currently serving as President and Chairman of the Company. He has also been the Vice President, Treasurer and Chief Financial Officer of the Company since 1996. Prior to that time, he was the Company's Vice President of Wireless Operations overseeing the launch of the Company's first wireless cable system in Beaumont, Texas. He has also been involved with license/lease and purchase negotiations as well as assisting the Company in obtaining interim financing. From 1989-1993, Mr. Marple was a tax manager with the accounting firm of KPMG Peat Marwick. He worked in the firm's Oakland, Seattle and San Diego offices before resigning to pursue various wireless telecommunications ventures. Mr. Marple has a Bachelors degree in Economics from the University of California at Berkeley.

         Dr. Charles Bartell, age 76, has been a director of the Company since 1994. Dr. Bartell graduated from the University of Kansas Medical School. He fulfilled his internship at the U.S. Naval Hospital in Great Lake, Illinois and he fulfilled his surgical residence at Memorial Hospital Long Beach, California. During the Korean War, Dr. Bartell was Lt. Commander and Regimental Surgeon of the 5th Marine Regiment. Dr. Bartell subsequently served as Chief of Surgery and Chief of Staff at Alondra Community Hospital in Bellflower, California. He was also a former President of the Rocky Mountain Traumatic Surgical Society. He retired from medical practice in 1985 and has since become active in commercial real estate, operating offices in Newport Beach, California and Aspen, Colorado, and investments in the United States and Russia. He brings his experience in human relations, business management and personnel to the Board.

         Brooks M. Freeman, age 56, has been a director of the Company since 1996. Mr. Freeman is the Managing Partner of Freeman & Associates, a networking consulting partnership. He also acts as the Managing Consultant of Caminito Cellular Partnership, a cellular telephone business, and is a principle in a wireless data services project. From 1992 to 1996, Mr. Freeman acted as General Manger of Client/Server Computing for IBM's Asia Pacific Service Corporation in Hong Kong, responsible for implementing wire and wireless network computing systems, encompassing eleven Asian countries. He also was a North American Director of Technical Computing at IBM (Engineering and Scientific Computing, a $400 million business unit), and was instrumental in the development of IBM's RISC System/6000 workstations. Mr. Freeman retired from IBM in 1998.

Board of Directors and Committees

         The Board of Directors meets during its fiscal year to review significant developments affecting the Company and to act on matters requiring board approval. The Board of Directors met and acted by unanimous written consent six (6) times during the 1999 fiscal year. During such period, all members of the Board participated in 100% of all Board meetings.

ITEM 11.          EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth the annual and long-term cash and non-cash compensation paid and payable by the Company for services rendered in all capacities during the fiscal years ended December 31, 1999, 1998 and 1997, to the Company's interim Chairman and President.


                                      Annual Compensation                   Long Term Compensation

                                                                             Awards               Payouts
     Name and        Year      Salary     Bonus     Other annual    Restricted    Securities       LTIP        All other
principal position              ($)        ($)      compensation       stock      Underlying      payouts     compensation
                                                         ($)         award(s)      Options/         ($)           ($)
                                                                        ($)        SARs (#)
Jon R. Marple,       1999    36,000(1)  -0-           $3,000(2)         -0-           -0-           -0-           -0-
Chairman,                    36,000(3)                $3,000(3)
President  and       1998    72,000(1)  -0-           $6,000(2)         -0-           -0-           -0-           -0-
Chief Financial      1997    72,000(1)  -0-           $3,000(2)         -0-           -0-           -0-           -0-
Officer
------------------  -------  ---------- ---------  --------------- ------------- -------------  ----------- ----------------

(1) Represents accrued salary that was accrued and not paid as of December 31, 1997. This compensation and all other amounts owed to Mr. Marple were converted into shares of Class A Preferred Stock in July, 1999.
(2) Represents charges for rent of home office space that is currently the principal office of the Company. This amount was converted into shares of Class A Preferred Stock in July, 1999.
(3) Included $36,000 of accrued salary and 3,000 of accrued rent that was accrued and not paid as of December 31, 1999.

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

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain Beneficial Owners and Management

         The following tables set forth information, as of December 31, 1999, concerning shares of the Company's Common Stock beneficially owned by (i) each stockholder known by the Company to be the beneficial owner of more than five percent (5 %) of the Company's Outstanding Common Stock, (ii) each stockholder known by the Company to be the beneficial owner of more than five percent (5%) of the Company s Preferred Stock, (iii) each director and officer of the Company, and (iv) all officers and directors of the Company as a group. Unless otherwise indicated, each person listed has sole voting and investment power over the shares beneficially owned by him.

                                                Shares of        Percentage
                                               Common Stock     Common Stock
                                               Beneficially     Beneficially
                                                 Owned(1)         Owned (2)
Jon H. Marple & Mary E. Blake
   3419 Via Lido, Suite 619
   Newport Beach, CA  92663.................       1,122,296        20.4%

Jon R. Marple
   9 Mesa Lane
   Colorado Springs, CO 80906...............         808,705        14.7%

Brooks M. Freeman
   634 Cribbs Drive
   Coppell, TX  75019.......................         110,943         2.0%

Charles Bartell
   43 Canyon Drive
   Newport Beach, CA  92663.................          12,000           -

Officers and Directors as a group
   (3 individuals)..........................         931,648        16.9%
                                            ----------------  -----------

(1) Reflects the effects of the reverse 1 for 20 stock split which became effective on August 18, 1999.

(2) Beneficial ownership is determined in accordance with the applicable rules under the Securities Exchange Act of 1934 ("Exchange Act"). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days from the date hereof, are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. Percentage ownership is based on 5,512,106, shares of Common Stock outstanding as of March 29, 2000.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

         From 1994 through 1998, the Company borrowed funds from certain officers, directors and related parties to finance the cost of its ongoing operations. All such loans accrued interest at 12 percent per annum. Mr. Brooks Freeman, a director of the Company, loaned a total principal amount of $101,000, which had accrued interest approximately in the amount of $40,008 as of July 31, 1999. The Company has also borrowed $558,226 from 720 Wireless, Inc., a Nevada corporation, which had accrued interest in the amount of $173,222, as of July 31, 1999. Mr. Jon H. Marple, one of the Company's largest shareholders, is also the sole shareholder of 720 Wireless, Inc. In addition, Mr. Jon R. Marple, the Company's President and Chairman, has advanced $68,748 to pay for certain expenses, which had accrued approximately $19,462 of interest as of July 31, 1999.

         All such amounts owed to the Company's directors, officer and principal shareholders were converted into 1,545,847 shares of Class A Preferred Stock as of July, 1999.

         In addition, since July 1997 the Company has been renting approximately 300 square feet of office space from the Company's President. The Company accrued rent at $500 per month. As of July 1999, the Company had accrued a total of $12,000 in rental expenses. See Item 2. Properties.

                                     PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Documents Filed as Part of the Report

                  1.       Financial Statements

         The  following  financial  statements  are  filed as part of this  Form
10-KSB:

                                                                   PAGE

Independent Auditors Report........................................F-1

Consolidated Balance Sheet as of December 31, 1999.................F-2

Consolidated Statements of Operations for the two years ended
   December 31, 1999...............................................F-3

Consolidated Statements of Changes in Stockholders Equity
   for the two years ended December 31, 1999.......................F-4

Consolidated Statements of Cash Flows for the two years
   ended December 31, 1999.........................................F-5

Consolidated Notes to the Financial Statements.....................F-6

2.   Financial Statement Schedules

     None

3.   Exhibits

     None

     (b)   Reports on Form 8-K

     None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of April, 2000.

                                              JustWebit.com, Inc.


                                       By:
                                            Jon Richard Marple
                                            Chairman of the Board and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 13th day of April 2000, by the following persons in the capacities indicated:

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


                                     Director
Brooks M. Freeman


                                     Director
Charles Bartell

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants

Board of Directors
JustWebit.com, Inc.
Salt Lake City, Utah


                          INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheet of JustWebit.com, Inc. and Subsidiary as of December 31, 1999, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JustWebit.com, Inc. and Subsidiary as of December 31, 1999, and the results of its operations, changes in stockholders' equity (deficit), and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.


                                                       /s
                                                   CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
March 28, 2000

          10 West 100 South, Suite 700o Salt Lake City, Utah 84101-1554
              Telephone: (801) 575-8297o Facsimile: (801) 575-8306
                       E-mail: smith&co@smithandcocpa.com
           Members: American Institute of Certified Public Accountants
               o Utah Association of Certified Public Accountants

                       JustWebit.com, Inc. and Subsidiary
                                  BALANCE SHEET


              ASSETS

                                                                                                           December 31,
                                                                                                               1999
                                                                                                         ----------------
CURRENT ASSETS
           Cash in bank                                                                                  $        172,356
           Marketable securities                                                                                  246,875
           Accounts Receivable - Trade                                                                              6,419
           Prepaid expenses                                                                                       202,949
           Stockholder receivables                                                                                124,000
                                                                                                         ----------------

                                                                                    TOTAL CURRENT ASSETS          752,599

PROPERTY AND EQUIPMENT (Net of depreciation of $5,014) (Note 1)                                                    43,448

OTHER ASSETS
           Deposits                                                                                                 5,377
                                                                                                         ----------------

                                                                                                         $        801,424
                                                                                                         ================

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
           Accounts payable                                                                              $         71,088
           Accrued liabilities                                                                                     17,960
           Notes payable (Note 5)                                                                                  26,375
           Deferred Revenue                                                                                       226,302
           Payable - related parties (Note 3)                                                                      79,404
                                                                                                         ----------------

                                                                               TOTAL CURRENT LIABILITIES          421,129

Note Payable (Note 5)                                                                                             251,644
                                                                                                         ----------------

                                                                                       TOTAL LIABILITIES          672,773

STOCKHOLDERS' DEFICIT
           Common stock, $.001 par value;
              Authorized 50,000,000 shares;
              Issued and outstanding 5,383,129 shares                                                               5,383
           Additional paid-in capital                                                                           4,856,921
           Retained earnings (deficit)                                                                         (4,733,653)
                                                                                                         ----------------

                                                                              TOTAL STOCKHOLDERS' EQUITY          128,651
                                                                                                         ----------------

                                                                                                         $        801,424
                                                                                                         ================

See Auditor's Report and Notes to Financial Statements.

                       JustWebit.com, Inc. and Subsidiary
                            STATEMENTS OF OPERATIONS


                                                                                     Years ended December 31,
                                                                                      1999              1998
                                                                                  -------------    --------------
Sales                                                                             $      98,923    $        7,000
Cost of sales                                                                            10,360                 0
                                                                                  -------------    --------------
                                                                    GROSS PROFIT         88,563             7,000

Costs associated with abandoned projects                                                      0           465,483
Loss on investments                                                                       4,995                 0
Bad debt (Recovery)                                                                    (180,635)                0
General and administrative expenses                                                     642,611            95,672
Depreciation and amortization (Note 1)                                                    8,653           104,487
Interest and bank charges (net of interest income)                                      142,121           240,363
                                                                                  -------------    --------------
                                                                                        617,745           906,005
                                                                                  -------------    --------------

Net income (loss) before income taxes                                                  (529,182)         (899,005)

Income tax expense (benefit) (Note 4)                                                       100               500
                                                                                  -------------    --------------

                                           NET (LOSS) FROM CONTINUING OPERATIONS       (529,282)         (899,505)

DISCONTINUED OPERATIONS
   Gain on disposal of discontinued operations                                          117,299                 0
                                                                                  -------------    --------------

                                            NET (LOSS) BEFORE EXTRAORDINARY ITEM       (411,983)         (899,505)

EXTRAORDINARY ITEM
   Gain on extinguishment of debt                                                        71,881           369,366
                                                                                  -------------    --------------

                                                                      NET (LOSS)  $    (340,102)   $     (530,139)
                                                                                  =============    ==============

EARNINGS (LOSS) PER COMMON SHARE
   (Loss) from continuing operations                                              $        (.85)   $        (2.26)
   Income from discontinued operations                                                      .19                 0
   Income from extraordinary items                                                          .11               .93
                                                                                  -------------    --------------

                                                                      NET (LOSS)  $        (.55)   $        (1.33)
                                                                                  =============    ==============

Weighted average number of common shares used to compute net income
   (loss) per weighted average share                                                    622,794           397,339
                                                                                  =============    ==============





See Auditor's Report and Notes to Financial Statements.

                       JustWebit.com, Inc. and Subsidiary
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                December 31, 1998


                                                                               Common Stock            Additional      Retained
                                                                              Par Value $.001            Paid-in       earnings
                                                                          Shares          Amount         Capital       (deficit)
                                                                       -------------  -------------  --------------  -------------
Balances at 12/31/97                                                       1,498,815          1,499       2,106,181     (3,863,412)
   Issuance of common stock to settle debt at $1.00                            7,768              8             963
   Issuance of common stock to settle debt at $3.07                          123,312            123          15,674
   Sale of common stock in private placement at $1.60                         50,000             50          79,950

   Net loss for year                                                                                                      (530,139)
                                                                       -------------  -------------  --------------  -------------
Balances at 12/31/98                                                       1,679,895          1,680       2,202,768     (4,393,551)
   Issuance of restricted common stock
     To settle debt at $1.00                                               2,082,429          2,082       2,087,286
     For services at $.77                                                    135,000            135         103,615
     For cash at $.18                                                        808,168            808         143,992
     To acquire subsidiary at $.50                                           375,000            375         187,500
   Adjustment to eliminate subsidiary goodwill                                                             (244,689)
   Issuance of S-8 common stock
     For services at $1.57                                                   152,637            153         239,099
     Options exercised at $.75                                                50,000             50          37,450
     Options exercised at $1.00                                              100,000            100          99,900

   Net loss for year                                                                                                      (340,102)
                                                                       -------------  -------------  --------------  -------------
Balances at 12/31/99                                                       5,383,129  $       5,383  $    4,856,921  $  (4,733,653)
                                                                       =============  =============  ==============  =============




See Auditor's Report and Notes to Financial Statements.

                       JustWebit.com, Inc. and Subsidiary
                            STATEMENTS OF CASH FLOWS

                                                                                     Years ended December 31,
                                                                                      1999              1998
                                                                                  -------------    --------------
OPERATING ACTIVITIES
   Net (loss)                                                                     $    (340,102)   $     (899,505)
   Adjustments to reconcile net (loss) to net cash
     (required) by operating activities:
       Stock issued for expenses                                                        343,002                 0
       Stock issued to retire debt                                                            0           386,134
       Depreciation and amortization                                                      8,653           104,487
       Book value of assets sold                                                         16,105                 0
   Changes in assets and liabilities:
       Prepaid expenses                                                                (202,949)                0
       Related party receivables                                                       (124,000)                0
       Deposits                                                                          (5,377)                0
       Accounts payable                                                                 (21,938)          (27,616)
       Accrued liabilities                                                             (345,493)         (278,961)
       Income taxes                                                                      (1,100)              200
       Deferred revenue                                                                 226,302                 0
                                                                                  -------------    --------------

                                                          NET CASH (REQUIRED) BY
                                                            OPERATING ACTIVITIES       (446,897)         (715,261)

INVESTING ACTIVITIES
   Purchase of securities                                                              (246,875)                0
   Sale of licenses                                                                     330,053           559,315
   Purchase of equipment                                                                      0            (3,690)
                                                                                  -------------    --------------

                                                 NET CASH PROVIDED (REQUIRED) BY
                                                            INVESTING ACTIVITIES         83,178           555,625

FINANCING ACTIVITIES
   Loans - other                                                                        251,644                 0
   Loans - related parties                                                                    0           241,655
   Loan repayments - other                                                                    0          (160,831)
   Sale of common stock                                                                 282,300            80,000
                                                                                  -------------    --------------

                                                            NET CASH PROVIDED BY
                                                            FINANCING ACTIVITIES        533,944           160,824
                                                                                  -------------    --------------

                                                          (DECREASE) IN CASH AND
                                                                CASH EQUIVALENTS        170,225             1,188

   Cash and cash equivalents at beginning of year                                         2,131               943
                                                                                  -------------    --------------

                                                       CASH AND CASH EQUIVALENTS
                                                                  AT END OF YEAR  $     172,356    $        2,131
                                                                                  =============    ==============

Supplemental Disclosures of Cash Flow Information Cash paid during the year for:
     Interest                                                                     $           0    $            0
     Income taxes                                                                         1,100               300

Noncash Investing and Financing Activities
During 1999, the Company issued 2,082,429 shares to retire liabilities in the amount of $2,089,368, and 375,000 shares to acquire a subsidiary valued at $187,500.


See Auditor's Report and Notes to Financial Statements.

                       JustWebit.com, Inc. and Subsidiary
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999


NOTE 1:      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             Business Activity
             JustWebit.com offers small to mid-sized businesses an end-to-end solution that addresses the challenges associated with implementing a successful e-commerce strategy. The Company offers any business access to its free e-commerce web site builder and sells a comprehensive suite of products and services designed to assist businesses create a successful online presence. As of December 31, 1999, the Company hosted in excess of 3,000 web sites.

             Accounting Methods
             The Company recognizes income and expenses based on the accrual method of accounting.

             Revenue Recognition
             Revenue is recognized when services are provided. In the case of revenue recognition on long-term contracts, revenue is recognized ratably over the life of the contracts.

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

             Income Taxes
             The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Tax credits are recorded in the year realized.

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

NOTE 2:      CAPITALIZATION

             On July 12, 1999 the Board of Directors and a majority of the shareholders approved a 1 to 20 reverse stock split, effective August 16, 1999. These financial statements have been adjusted to reflect these stock changes as if they had been effective as of the earliest date reported therein.

                       JustWebit.com, Inc. and Subsidiary
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                December 31, 1999

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

             At December 31, 1999 the Company owed $79,404 to related parties for loans and payments made on behalf of the Company.

NOTE 4:      INCOME TAXES

             Income tax expense was $100 for the year ended December 31, 1999 ($500 for 1998). Such amounts differ from the amounts computed by applying the United States Federal income tax rate of 34% to loss before income taxes as a result of the following:

                                                                         1999           1998
                                                                     -------------  --------
                    Computed "expected" tax benefit                  $    (115,601) $    (180,247)
                    Decrease (increase) in income tax benefit
                      resulting from:
                         Change in valuation allowance for
                           deferred federal, state, and local
                           income tax assets                               139,508        217,857
                         State income taxes and other, net                 (23,807)       (37,110)
                                                                     -------------  -------------

                                                                     $         100  $         500
                                                                     =============  =============

              The tax  effects  of  temporary  differences  that  give rise to a
              substantial   portion  of  the  deferred  income  tax  assets  are
              presented below:

                                                                         1999           1998
                                                                     -------------  -------------
                    Accrued officers' compensation and
                      related costs                                  $           0  $     128,978
                    Net operating loss carryforwards                     2,141,662      1,801,660
                                                                     -------------  -------------

                           Total gross deferred tax assets               2,141,662      1,930,638
                           Less valuation allowance                     (2,141,662)    (1,930,638)
                                                                     -------------  -------------

                           Net deferred tax assets                   $           0  $           0
                                                                     =============  =============

              During the years ended December 31, 1999 and 1998, the Company made no Federal income tax payments.

              At December 31, 1999, the Company has approximately $4,700,000 available in net operating loss carryforwards for income tax purposes. These carryforwards expire in 2006 through 2014. Due to a change in control and business activity, the net operating loss carryforwards will most likely never be realized.

NOTE 5:       NOTES PAYABLE

              At December 31, 1999, the Company owed several individuals a total of $26,375. The notes bear interest at 12% per year. The Company is in arrears on the repayment terms.

              In December of 1999 the Company received a note in the amount of $250,000 from Newport Federal Financial. This note carries an interest rate of 12% and is due and payable on January 2, 2001. As an incentive for entering into the note agreement, the Company issued 180,000 shares of its common stock to Newport Federal Financial.

                       JustWebit.com, Inc. and Subsidiary
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                December 31, 1999

NOTE 6:       STOCK OPTION PLAN AND WARRANTS

              At December 31, 1999, the Company set aside 1,000,000 shares of its common stock for an incentive stock option plan. Options were granted for 183,000 shares at $.75 and 100,000 shares at $1.00. The options vest over a three year period starting August 1, 2000.