Form 10QSB
period 2000-03-31
JUSTWEBIT COM INC
filed 2000-05-15
CIK 793986

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
      For the quarter period ended:       March 31, 2000
                                          --------------

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
      For the transition period from:____________ to _____________


Commission file number:  33-5902-NY
                         ----------

                               JUSTWEBIT.COM, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                                22-2774460
--------------------------------                          ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

201 South Main Street, Suite 900,  Salt Lake City, Utah             84111
-------------------------------------------------------          ----------
        (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (801) 595-0104
                                                     --------------

                     Superior Wireless Communications, Inc.
   --------------------------------------------------------------------------
                            Former Name of Registrant

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

         The number of shares outstanding of the registrant's Common Stock on May 11, 2000 was 5,762,654.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The following Financial Statements of the Company and its subsidiaries and related notes are included herein:

         Consolidated Balance Sheet as of December 31, 1999 and March 31, 2000;

         Consolidated Statements of Income for the three months ended March 31, 1999 and March 31, 2000;

         Consolidated Statement of Cash Flows for the three months ended March 30, 1999 and March 31, 2000;

         Notes to Consolidated Financial Statements.

                               JUSTWEBIT.COM, INC.
                                 BALANCE SHEETS
                      DECEMBER 31, 1999 AND MARCH 31, 2000
                                   (UNAUDITED)

ASSETS                                       DECEMBER 31, 1999    MARCH 31, 2000
------                                       -----------------    --------------

Current Assets:
         Cash                                         172,356           189,019
         Marketable Securities                        246,875            74,063
         Accounts Receivable                            6,419             4,709
         Prepaid Expenses                             202,949           148,950
         Stockholder Receivables                      124,000           104,125
                                                   -----------       -----------
         Total Current Assets                         752,599           520,866

Property, Plant & Equipment                            43,448            51,818

Other Assets:
         Deposits                                       5,377             5,377
                                                   -----------       -----------
                                                        5,377             5,377

TOTAL ASSETS                                          801,424           578,061
                                                   ===========       ===========

LIABILITIES & SHAREHOLDERS EQUITY

Current Liabilities:
         Accounts Payable                              71,088            56,260
         Accrued Liabilities                           17,960               757
         Note Payable                                  26,375           275,444
         Income Taxes Payable                               0                 0
         Deferred Revenue                             226,302           164,584
         Payable - Related Parties                     79,404            13,806
                                                   -----------       -----------
         Total Current Liabilities                    421,129           510,851

Long-Term Debt                                        251,644                 0

         Total Liabilities                            672,773           510,851

Shareholders Equity:
         Common Stock, $.001 par value;
         Authorized 50,000,000 shares;
         Issued and Outstanding 5,383,129
         at December 31, 1999 and 5,689,154
         at March 31, 2000                              5,383             5,689
         Additional Paid-in Capital                 4,856,921         5,170,683
         Retained Earnings (Deficit)               (4,733,653)       (5,109,162)
                                                   -----------       -----------
         Total Shareholder's Equity                   128,651            67,210

TOTAL LIABILITES & EQUITY                             801,424           578,061
                                                   ===========       ===========

                        See Notes to Financial Statements

                               JUSTWEBIT.COM, INC.
                              STATEMENTS OF INCOME
              THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 2000
                                   (UNAUDITED)

                                              THREE MONTHS      THREE MONTHS
                                                 ENDED             ENDED
                                             MARCH 31, 1999    MARCH 31, 2000
                                             --------------    --------------

Revenues                                                 0           113,930
Cost of Sales                                            0            27,372
                                                  ---------         ---------
Gross Profit                                             0            86,558

Forgiveness of Debt Income                           6,575                 0
Receipt of Note Previously Written Off              10,000                 0
Gain on Disposal of Assets from
  Discontinued Business                            117,299                 0
Gain/Loss on Securities Sales                            0            66,964
Other Income                                          (150)              597

GENERAL & ADMINISTRATIVE EXPENSES:
Advertising & Marketing                                  0            91,330
Travel & Auto Expense                                1,498             7,376
Postage & Delivery                                     129               777
Contract Labor                                           0             8,849
Commissions                                              0               460
Merchant & Licensing Fees                                0             3,743
Rent                                                 1,500            15,684
Salaries - Officers                                 18,000            24,000
Salaries - Others                                        0           152,575
Payroll Taxes                                            0            16,135
Office Expenses                                        392             3,533
Outside and Professional Services                    6,276           171,022
Depreciation & Amortization                          4,045             2,873
Bank Charges                                            59               401
Insurance                                                0               885
Telephone Expense                                      946            13,599
Computer Expense                                       384             4,082
Other Taxes & Licenses                                  89                85
Seminars & Conventions                                   0             2,900
Miscellaneous Expense                                    0               964
                                                  ---------         ---------
Total General & Administrative Expenses             33,318           521,273

Interest Expense                                    55,672             8,355
State Taxes                                              0                 0

Net Income (Loss)                                   44,734          (375,509)
                                                  =========         =========

                        See Notes to Financial Statements

                               JUSTWEBIT.COM, INC.
                             STATEMENTS OF CASH FLOW
              THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 2000
                                   (UNAUDITED)

                                                        THREE MONTHS      THREE MONTHS
                                                            ENDED            ENDED
                                                       MARCH 31, 1999    MARCH 31, 2000
                                                       --------------    --------------
OPERATING ACTIVITIES

         NET INCOME (LOSS)                                    44,734          (375,509)

         Adjustments:
         Depreciation and Amortization                         4,045             2,873
         Changes in current accounts                        (237,949)          224,427
         (Increase) Decrease in Notes Receivable                   0            19,875
                                                            ---------         ---------
Net Cash Required by Operating Activities                   (189,170)         (128,334)

FINANCING ACTIVITIES
         Loans                                               198,279             2,575
         Sale of Common Stock                                      0           207,113
         Repayment of Loans                                 (910,886)          (65,598)
         Repayment of Loans with stock                       900,886               907
                                                            ---------         ---------
Net Cash Provided (Required) by Investing Activities         188,279           144,997

INVESTING ACTIVITIES
         Sale of Assets

Increase (Decrease) in Cash and Cash Equivalents                (891)           16,663

Cash and Cash Equivalents at
         Beginning of Period                                   2,131           172,356

CASH AND CASH EQUIVALENTS AT
         END OF PERIOD                                         1,240           189,019
                                                            =========         =========


                        See Notes to Financial Statements

                               JUSTWEBIT.COM, INC.
                                 AND SUBSIDIARY
                              A NEVADA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1999
                               AND MARCH 31, 2000


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

Effective August 1, 1999, the Company acquired Media Rage of Utah, Inc. ("Media Rage"). At this point the Company was no longer in a development stage. Since the operations of Media Rage are reflected in the three months ended March 31, 2000 and not in the same quarter ended on March 31, 1999 and the business operations of Media Rage have been substantially changed after the acquisition by the Company, the financial statements have not been reported on a pro-forma basis.

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

As a result of additional stock being issued for services rendered, private placement sales of the Company's common stock and through the issuance of common stock for debt, the Company had 5,689,154 shares of its common stock outstanding as of March 31, 2000.

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

At March 31, 2000 the Company owed $13,806 to its President parties for expenses paid on behalf of the Company. The Company also is owed $104,125 from shareholders as the result of amounts due from the exercise of stock options. This amount is expected to be collected within the next quarter.

NOTE 4:  INCOME TAXES

The Company has available at March 31, 2000, net operating loss carryforwards of approximately $4.7 million which may provide future tax benefits expiring beginning in June of 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Company offers a host of e-commerce solutions designed to target and assist small to mid-sized businesses to effectively sell their products online. The foundation of the Company's business is a free and instant e-commerce solution for existing or new web sites through technology that allows businesses to easily build and maintain complete e-commerce web sites. The system allows simple point-and-click site creation, catalog deployment and interfacing merchant accounts. As of March 31, 2000, the Company had in excess of 7,000 customers that have signed up for this service. The Company generates revenues from its customer base by selling a host of product upgrades and services as well as through the sale of banner advertisements.

         The Company reported a net loss of $375,509 for the three months ended March 31, 2000. The loss in the current quarter was attributable to Selling, General and Administrative expenses of which salaries, professional services and marketing made up the largest portion. The salaries for the current quarter totaled $176,575, or 34% of SG&A costs of $521,273. Professional fees of $171,022 (33% of SG&A costs) were incurred in the current quarter. The majority of these fees were paid either in the Company's common stock. Marketing costs for the quarter totaled $91,330. This amounted to 18% of total SG&A costs. The Company expects salaries and marketing costs to increase on a going forward basis as it more heavily markets its services. It is further anticipated that this will result in greatly increased revenues.

         The Company reported $113,930 in gross income for the current quarter. This represents a 158% increase from the previous quarter ended December 31, 1999. The Company feels that revenues from both product sales, banner advertisements and other sources will continue to grow as its customer base is growing at a rate in excess of 100 per day.

         The Company currently has total current assets of $520,866 and total current liabilities of $510,851, resulting in net working capital of $10,015. Approximately 54% of total current liabilities, or $275,444, represent a note payable due in January of 2001. Additionally, $164,584 of current liabilities represents deferred revenue from banner advertisements that will be amortized over the next 8 months. With exception to the two aforementioned items, the Company has a net working capital balance of $450,043. The Company is currently in negotiations for additional capital to finance its future growth plans.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                           None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:            May 15, 2000

                                            JUSTWEBIT.COM, INC.



                                            /S/ Jon Richard Marple
                                            ------------------------------
                                            Jon Richard Marple,
                                            President, Chairman,
                                            Chief Executive Officer and
                                            Chief Financial Officer