Form 10QSB
period 2000-06-30
JUSTWEBIT COM INC
filed 2000-08-11
CIK 793986

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarter period ended: June 30, 2000
                                                         -------------

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from: _______ to _______


Commission file number:  33-5902-NY
                         ----------

                               JUSTWEBIT.COM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Nevada                                                   22-2774460
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

    460 East 800 North  Orem, Utah                                  84097
----------------------------------------                       -----------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (801) 222-0202
                                                     ---------------

                     Superior Wireless Communications, Inc.
                     --------------------------------------
                            Former Name of Registrant

          201 South Main Street, Suite 900, Salt Lake City, Utah 84111
          ------------------------------------------------------------
                          Former Address of Registrant

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

         The number of shares outstanding of the registrant's Common Stock on August 10, 2000 was 12,118,305.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The following Financial Statements of the Company and its subsidiaries and related notes are included herein:

         Consolidated Balance Sheet as of December 31, 1999 and June 30, 2000;

         Consolidated Statements of Income for the three months ended June 30, 1999 and June 30, 2000;

         Consolidated Statements of Income for the six months ended June 30, 1999 and June 30, 2000;

         Consolidated Statement of Cash Flows for the six months ended June 30, 1999 and June 30, 2000;

         Notes to Consolidated Financial Statements.

                               JUSTWEBIT.COM, INC.
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1999 AND JUNE 30, 2000
                                   (UNAUDITED)

ASSETS                                         December 31, 1999   June 30, 2000
------                                             -------------   -------------
Current Assets:
        Cash                                            172,356          47,907
        Marketable Securities                           246,875               0
        Accounts Receivable                               6,419           5,059
        Prepaid Expenses                                202,949         107,300
        Stock Subscriptions Receivable                  124,000         175,525
                                                   -------------   -------------
        Total Current Assets                            752,599         335,791

Property, Plant & Equipment                              43,448          62,241

Other Assets                                              5,377          55,748
                                                   -------------   -------------
TOTAL ASSETS                                            801,424         453,780
                                                   =============   =============

LIABILITIES & SHAREHOLDERS EQUITY
---------------------------------

Current Liabilities:
        Accounts Payable                                 71,088          48,021
        Accrued Liabilities                              17,960           2,595
        Note Payable                                     26,375         266,644
        Income Taxes Payable                                  0               0
        Deferred Revenue                                226,302         102,865
        Payable - Related Parties                        79,404         119,801
                                                   -------------   -------------
        Total Current Liabilities                       421,129         539,926

Long-Term Debt                                          251,644               0
                                                   -------------   -------------
        Total Liabilities                               672,773         539,926

Shareholders Equity:
        Common Stock, $.001 par value;
        Authorized 100,000,000 shares;
        Issued and Outstanding 10,766,258
        at December 31, 1999 and 12,056,532
        at June 30, 2000                                 10,766          12,057
        Additional Paid-in Capital                    4,851,538       5,549,545
        Retained Earnings (Deficit)                  (4,733,653)     (5,647,748)
                                                   -------------   -------------
        Total Shareholder's Equity                      128,651         (86,146)
                                                   -------------   -------------
TOTAL LIABILITES & EQUITY                               801,424         453,780
                                                   =============   =============

        See Notes to Financial Statements

                               JUSTWEBIT.COM, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 2000
                                   (UNAUDITED)

                                                    Three Months   Three Months
                                                       Ended           Ended
                                                   June 30, 1999   June 30, 2000
                                                   -------------   -------------
Revenues                                                      0         174,761
Cost of Sales                                                 0          54,354
                                                   -------------   -------------
Gross Profit                                                  0         120,407

Forgiveness of Debt Income                                4,925               0
Receipt of Note Previously Written Off                  125,000               0
Gain/Loss on Securities Sales                                 0          (5,356)
Other Income                                                363               0

GENERAL & ADMINISTRATIVE EXPENSES:
Advertising & Marketing                                       0         114,319
Travel & Auto Expense                                     1,508           6,388
Postage & Delivery                                          193           1,053
Contract Labor                                                0          14,544
Merchant & Licensing Fees                                     0           4,606
Rent                                                      1,500          15,684
Salaries - Officers                                      18,000          24,000
Salaries - Others                                             0         268,807
Payroll Taxes                                                 0          18,118
Office Expenses                                             253          11,974
Outside and Professional Services                         9,211         122,893
Depreciation & Amortization                                 344           3,899
Bank Charges                                                 60             242
Insurance                                                     0           2,187
Telephone Expense                                           581          14,289
Computer Expense                                             80           2,250
Seminars & Conventions                                        0           5,000
Public & Investor Relations                                   0          13,827
Miscellaneous Expense                                         0             810
                                                   -------------   -------------
Total General & Administrative Expenses                  31,730         644,890

Interest Expense                                         58,959           9,580
State Taxes                                                   0               0
                                                   -------------   -------------
Net Income (Loss)                                        39,599        (539,419)
                                                   =============   =============

        See Notes to Financial Statements

                               JUSTWEBIT.COM, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 2000
                                   (UNAUDITED)

                                                        Six Months       Six Months
                                                           Ended           Ended
                                                       June 30, 1999   June 30, 2000
                                                       -------------   -------------
Revenues                                                          0         288,691
Cost of Sales                                                     0          81,726
                                                       -------------   -------------
Gross Profit                                                      0         206,965

Forgiveness of Debt Income                                   11,500               0
Receipt of Note Previously Written Off                      135,000               0
Gain on Disposal of Assets from Discontinued Business       117,299
Gain/Loss on Securities Sales                                     0          61,608
Other Income                                                    213             597

GENERAL & ADMINISTRATIVE EXPENSES:
Advertising & Marketing                                           0         205,649
Travel & Auto Expense                                         3,005          13,764
Postage & Delivery                                              321           1,830
Contract Labor                                                    0          23,393
Merchant & Licensing Fees                                         0           8,809
Rent                                                          3,000          31,368
Salaries - Officers                                          36,000          48,000
Salaries - Others                                                 0         421,382
Payroll Taxes                                                     0          34,253
Office Expenses                                                 461          15,507
Outside and Professional Services                            15,487         243,915
Depreciation & Amortization                                   4,389           6,772
Bank Charges                                                    121             643
Insurance                                                         0           3,072
Telephone Expense                                             1,527          27,888
Computer Expense                                                464           6,332
Seminars & Conventions                                            0           7,900
Public & Investor Relations                                       0          63,827
Miscellaneous Expense                                           273           1,859
                                                       -------------   -------------
Total General & Administrative Expenses                      65,048       1,166,163

Interest Expense                                            114,631          17,935
State Taxes                                                       0               0
                                                       -------------   -------------
Net Income (Loss)                                            84,333        (914,928)
                                                       =============   =============

        See Notes to Financial Statements

                               JUSTWEBIT.COM, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 1999
                                AND JUNE 30, 2000


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

Effective August 1, 1999, the Company acquired Media Rage of Utah, Inc. ("Media Rage"). At this point the Company was no longer in a development stage. Since the operations of Media Rage are reflected in the three and six months ended June 30, 2000 and not in the same periods ended on June 30, 1999 and the business operations of Media Rage have been substantially changed after the acquisition by the Company, the financial statements have not been reported on a pro-forma basis.

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

Effective May 26, 2000, the Company effectuated a forward one-for-two stock split.

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

At June 30, 2000 the Company owed $65,801 to Jon Richard Marple, the Company President, for deferred salary, direct loans and expenses paid on behalf of the Company. The Company has also been loaned $15,000 from Jon H. Marple, a shareholder. The Company also is owed $175,525 from shareholders as the result of amounts due from the exercise of stock options. This amount is expected to be collected by the end of the fiscal year.

NOTE 4:  INCOME TAXES

The Company has available at June 30, 2000, net operating loss carryforwards of approximately $4.7 million which may provide future tax benefits expiring beginning in June of 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Company offers a host of e-commerce solutions designed to target and assist small to mid-sized businesses to effectively sell their products online. The foundation of the Company's business is a free and instant e-commerce solution for existing or new web sites through technology that allows businesses to easily build and maintain complete e-commerce web sites. The system allows simple point-and-click site creation, catalog deployment and interfacing merchant accounts. As of June 30, 2000, the Company had in excess of 20,000 customers that have signed up for this service. As of August 11, 2000, the customer base exceeds 30,000 and this number is projected to exceed 60,000 by the end of the current fiscal year. The Company generates revenues from its customer base by selling a host of product upgrades and services as well as through the sale of banner advertisements. It is the Company's belief that a large customer base will also be valuable in establishing strategic alliances with third parties desiring access to a large group of small business owners. The Company projects that additional revenues will be generated from these type of alliances.

         The Company reported a net loss of $539,419 for the three months ended June 30, 2000. The loss in the current quarter was attributable to Selling, General and Administrative expenses of which salaries, professional services and marketing made up the largest portion. The salaries for the current quarter totaled $292,807, or 45% of total SG&A costs of $644,890. Of the salary expense, $102,717 represents amounts paid through issuances of the Company's common stock. Through the payment of stock in lieu of cash for a portion of salaries, the Company believes that employees will remain more loyal and will have long-term focus on building shareholder value. Professional fees of $122,893 (19% of SG&A costs) were incurred in the current quarter. The majority of these fees were paid either in the Company's common stock. Marketing costs for the quarter totaled $114,319. This amounted to 18% of total SG&A costs. The Company expects salaries and marketing costs to increase on a going forward basis as it more heavily markets its services. It is further anticipated that this will result in sharply increased revenues.

         The Company reported $174,761 in gross revenues for the current quarter. This represents a 53% increase from the previous quarter ended March 31, 2000. The Company feels that revenues from both product sales, banner advertisements and other sources will continue to grow as its customer base is growing at a rate in excess of 160 per day.

         The Company is currently expanding its products that are offered to its customers. This includes the availability of a Spanish web site builder available through the Company's homepage. The Spanish site was launched in July of 2000 and is expected to generate additional revenue opportunities for the Company. Based on the success of the Spanish site, the Company is contemplating additional foreign language versions of its e-commerce web site builder. Additionally, the Company has secured a lower cost solution for its merchant accounts currently offered to its customers. This will ultimately generate more customers, higher revenues and lower cost of sales. The Company is also in the process of negotiating several strategic alliances that are anticipated to enhance revenue growth.

         The Company currently has total current assets of $335,791 and total current liabilities of $539,926, resulting in net working capital deficit of $204,135. Approximately 49% of total current liabilities, or $266,644, represent a note payable due in January of 2001. Additionally, $102,865 of current liabilities represents deferred revenue from banner advertisements that will be amortized over the next 5 months. With exception to the two aforementioned items, the Company has a net working capital balance of $165,374. The Company is currently in negotiations for additional capital to finance its future growth plans. Until additional financings are secured, the Company's President is committed to personally finance the growth of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                           None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2000

                                            JUSTWEBIT.COM, INC.


                                            /s/ Jon Richard Marple
                                            -------------------------------
                                            Jon Richard Marple,
                                            President, Chairman,
                                            Chief Executive Officer and
                                            Chief Financial Officer