Form 10QSB/A
period 2000-06-30
JUSTWEBIT COM INC
filed 2000-08-30
CIK 793986

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1 to
                                   FORM 10-QSB/A


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
                                                   =============   =============

LIABILITIES & SHAREHOLDERS EQUITY
---------------------------------

Current Liabilities:
        Accounts Payable                                 71,088          48,021
        Accrued Liabilities                              17,960           2,595
        Note Payable                                     26,375         266,644
        Income Taxes Payable                                  0               0
        Deferred Revenue                                226,302         102,865
        Payable - Related Parties                        79,404         119,801
                                                   -------------   -------------
        Total Current Liabilities                       421,129         539,926

Long-Term Debt                                          251,644               0
                                                   -------------   -------------
        Total Liabilities                               672,773         539,926

Shareholders Equity:
        Common Stock, $.001 par value;
        Authorized 100,000,000 shares;
        Issued and Outstanding 10,766,258
        at December 31, 1999 and 12,056,532
        at June 30, 2000                                 10,766          12,057
        Additional Paid-in Capital                    4,851,538       5,549,545
        Retained Earnings (Deficit)                  (4,733,653)     (5,647,748)
                                                   -------------   -------------
        Total Shareholder's Equity                      128,651         (86,146)
                                                   -------------   -------------
TOTAL LIABILITIES & EQUITY                              801,424         453,780
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
                                                       =============   =============

        See Notes to Financial Statements


                                         JUSTWEBIT.COM, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOW
                          SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 2000
                                             (UNAUDITED)

                                                                  Six Months        Six Months
                                                                    Ended             Ended
                                                                 June 30, 1999     June 30, 2000
                                                                --------------    --------------
OPERATING ACTIVITIES

        Net Income (Loss)                                              84,333          (914,928)

        Adjustments:
        Depreciation and Amortization                                   4,389             3,899
        Changes in current accounts                                   (20,119)           68,517
        Recognition of Deferred Revenue                                     0          (123,437)
        Expenses Paid with Common Stock                                     0           335,894
                                                                --------------    --------------
Net Cash Required by Operating Activities                              68,603          (630,055)

INVESTING ACTIVITIES
        Sales of Marketable Securities                                      0           246,875
        Purchase of Assets                                                  0           (58,291)
        Investment in Subsidiary                                      (32,000)               0
                                                                --------------    --------------
Net Cash Required by Investing Activities                             (32,000)          188,584

FINANCING ACTIVITIES
        Loans                                                               0            40,397
        Sale of Common Stock                                                0           276,625
        Repayment of Loans                                         (1,431,545)                0
        Liabilities Paid with Common Stock                          1,412,540                 0
                                                                --------------    --------------
Net Cash Provided (Required) by Investing Activities                  (19,005)          317,022

Increase (Decrease) in Cash and Cash Equivalents                       17,598          (124,449)

Cash and Cash Equivalents at
        Beginning of Period                                             2,131           172,356
                                                                --------------    --------------
Cash and Cash Equivalents at
        End of Period                                                  19,729            47,907
                                                                ==============    ==============


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