Form 10QSB
period 2000-09-30
JUSTWEBIT COM INC
filed 2000-11-14
CIK 793986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
         For the quarter period ended: September 30, 2000
                                       ------------------

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
         For the transition period from:             to
                                        ------------     --------------

Commission file number: 33-5902-NY
                        ----------

                               JUSTWEBIT.COM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Nevada                                      22-2774460
  ---------------------------------                --------------------------
    (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                  Identification Number)

      460 East 800 North  Orem, Utah                       84097
--------------------------------------------       ---------------------
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (801) 222-0202
                                                     ---------------

                     Superior Wireless Communications, Inc.
                            Former Name of Registrant

          201 South Main Street, Suite 900, Salt Lake City, Utah 84111
                          Former Address of Registrant

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the registrant's Common Stock on November 13, 2000 was 13,973,972.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

         The following Financial Statements of the Company and its subsidiaries and related notes are included herein:

         Consolidated Balance Sheet as of December 31, 1999 and September 30, 2000;
         Consolidated Statements of Income for the three months ended September 30, 1999 and September 30, 2000;

         Consolidated Statements of Income for the nine months ended September 30, 1999 and September 30, 2000;

         Consolidated Statement of Cash Flows for the nine months ended September 30, 1999 and September 30, 2000;

         Notes to Consolidated Financial Statements.


                                            JUSTWEBIT.COM, INC.
                                       CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 1999 AND SEPTEMBER 30, 2000
                                               (UNAUDITED)

ASSETS                                              DECEMBER 31, 1999        SEPTEMBER 30, 2000
------                                              -----------------        ------------------
Current Assets:
        Cash                                                 172,356                     6,628
        Marketable Securities                                246,875                         0
        Accounts Receivable                                    6,419                     5,054
        Prepaid Expenses                                     202,949                    65,850
        Stock Subscriptions Receivable                       124,000                   155,450
                                                          -----------               -----------
        Total Current Assets                                 752,599                   232,982

Property, Plant & Equipment                                   43,448                    62,648

Other Assets:
        Deposits & Other Assets                                5,377                    55,377
                                                          -----------               -----------
                                                               5,377                    55,377

TOTAL ASSETS                                                 801,424                   351,007
                                                          ===========               ===========

LIABILITIES & SHAREHOLDERS EQUITY
---------------------------------

Current Liabilities:
        Accounts Payable                                      71,088                    94,222
        Accrued Liabilities                                   17,960                     1,495
        Note Payable                                          26,375                   274,144
        Income Taxes Payable                                       0                         0
        Deferred Revenue                                     226,302                         0
        Payable - Related Parties                             79,404                   205,481
                                                          -----------               -----------
        Total Current Liabilities                            421,129                   575,342

Long-Term Debt                                               251,644                         0

        Total Liabilities                                    672,773                   575,342

Shareholders Equity:
        Common Stock, $.001 par value;
        Authorized 100,000,000 shares;
        Issued and Outstanding 10,766,258
        at December 31, 1999 and 12,735,163
        at September 30, 2000                                 10,766                    12,735
        Additional Paid-in Capital                         4,851,538                 5,784,757
        Retained Earnings (Deficit)                       (4,733,653)               (6,021,827)
                                                          -----------               -----------
        Total Shareholder's Equity                           128,651                  (224,335)

TOTAL LIABILITES & EQUITY                                    801,424                   351,007
                                                          ===========               ===========

        See Notes to Financial Statements


                                       JUSTWEBIT.COM, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000
                                           (UNAUDITED)


                                                      THREE MONTHS             THREE MONTHS
                                                          ENDED                   ENDED
                                                   SEPTEMBER 30, 1999       SEPTEMBER 30, 2000
                                                   ------------------       ------------------
REVENUES                                                       9,636                  184,393

COST OF SALES                                                  2,332                   19,656
                                                            ---------                ---------

GROSS PROFIT                                                   7,304                  164,737


FORGIVENESS OF INDEBTEDNESS                                   60,381                   18,130
COLLECTIONS ON NOTE PREVIOUSLY WRITTEN OFF                    35,000                        0

GENERAL & ADMINISTRATIVE EXPENSES:
Advertising                                                      732                   10,557
Marketing                                                      3,750                   63,003
Travel & Auto Expense                                          5,482                    7,736
Postage & Delivery                                               258                    1,146
Payroll Taxes                                                  4,598                   18,399
Office Expenses                                                  564                    3,165
Outside and Professional Services                             45,373                  133,896
Rent                                                           2,400                   15,684
Salaries - Officers                                           24,000                   24,000
Salaries - Others                                             49,500                  232,741
Contract Labor                                                18,443                    1,606
Director's Fees                                                    0                        0
Depreciation & Amortization                                      344                    4,171
Bank Charges                                                     703                      477
Insurance                                                      1,311                   11,223
Telephone Expense                                              4,391                   12,770
Computer Expense                                               2,765                    2,585
Other Taxes & Licenses                                           636                        0
Miscellaneous Expense                                            233                      545
                                                            ---------                ---------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                      165,483                  543,704

INTEREST EXPENSE                                              17,307                   11,900
STATE INCOME TAXES                                                 0                        0

NET INCOME (LOSS)                                            (80,105)                (372,737)
                                                            =========                =========

        SEE NOTES TO FINANCIAL STATEMENTS


                                       JUSTWEBIT.COM, INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                   NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000
                                           (UNAUDITED)

                                                      NINE MONTHS            NINE MONTHS
                                                         ENDED                  ENDED
                                                   SEPTEMBER 30, 1999     SEPTEMBER 30, 2000
                                                   ------------------     ------------------
REVENUES                                                       9,636                467,026

COST OF SALES                                                  2,332                105,169
                                                          -----------            -----------

GROSS PROFIT                                                   7,304                361,857

GROSS INCOME FROM OLD BUSINESS OPERATIONS                    117,299                      0
OTHER INCOME                                                     213                 61,609
FORGIVENESS OF INDEBTEDNESS                                   71,881                 18,130
COLLECTIONS ON NOTE PREVIOUSLY WRITTEN OFF                   170,000                      0

GENERAL & ADMINISTRATIVE EXPENSES:
Advertising                                                      732                 30,439
Marketing                                                      3,750                256,329
Travel & Auto Expense                                          8,487                 21,437
Postage & Delivery                                               575                  2,975
Payroll Taxes                                                  4,598                 50,364
Office Expenses                                                1,025                 20,324
Outside and Professional Services                             60,864                442,820
Rent                                                           5,400                 47,052
Salaries - Officers                                           60,000                 72,000
Salaries - Others                                             49,500                656,534
Contract Labor                                                18,443                 24,987
Depreciation & Amortization                                    4,734                 10,944
Bank Charges                                                     824                  1,099
Insurance                                                      1,311                 10,371
Telephone Expense                                              5,918                 38,680
Computer Expense                                               3,229                 11,248
Other Taxes & Licenses                                           908                    639
Miscellaneous Expense                                            233                  1,144
                                                          -----------            -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                      230,531              1,699,386

INTEREST EXPENSE                                             131,938                 29,265
STATE INCOME TAXES                                                 0                      0

NET INCOME (LOSS)                                              4,228             (1,287,055)
                                                          ===========            ===========


        SEE NOTES TO FINANCIAL STATEMENTSS


                                       JUSTWEBIT.COM, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOW
                   NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000
                                           (UNAUDITED)


                                                       NINE MONTHS              NINE MONTHS
                                                          ENDED                    ENDED
                                                   SEPTEMBER 30, 1999       SEPTEMBER 30, 2000
                                                   ------------------       ------------------
OPERATING ACTIVITIES

        Net Income (Loss)                                      4,228               (1,287,055)

        Adjustments:
        Depreciation and Amortization                          4,734                    4,171
        Changes in current accounts                         (100,540)                (118,053)
        Use of Stock for Expenses                             22,500                  526,723
                                                          -----------              -----------
Net Cash Required by Operating Activities                    (69,078)                (874,214)

INVESTING ACTIVITIES
        Sale of Marketable Securities                              0                  246,875
        Purchase of Fixed Assets                              (6,741)                 (66,029)
                                                          -----------              -----------
Net Cash Required by Investing Activities                     (6,741)                 180,846

FINANCING ACTIVITIES
        Loans                                                 33,222                  126,077
        Cash Received for Stock Sales                        100,000                  334,663
        Repayment of Loans                                (1,618,876)                       0
                                                          -----------              -----------
        Use of Stock for Debt Payments                     1,603,973                   66,900
NET CASH PROVIDED (REQUIRED) BY INVESTING ACTIVITIES         118,319                  527,640

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              42,500                 (165,728)

CASH AND CASH EQUIVALENTS AT
        BEGINNING OF PERIOD                                    2,131                  172,356

CASH AND CASH EQUIVALENTS AT
        END OF PERIOD                                         44,631                    6,628
                                                          ===========              ===========


        SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               JUSTWEBIT.COM, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999
                             AND SEPTEMBER 30, 2000


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

Effective August 1, 1999, the Company acquired Media Rage of Utah, Inc. ("Media Rage"). At this point the Company was no longer in a development stage. Since the operations of Media Rage are reflected in the three and nine months ended September 30, 2000 and not in the same periods ended on September 30, 1999 and the business operations of Media Rage have been substantially changed after the acquisition by the Company, the financial statements have not been reported on a pro-forma basis.

NOTE 2: CAPITALIZATION

The Company was incorporated in the State of Nevada on July 24, 1984 and authorized 200,000,000 shares of $0.001 par value common stock. On March 16, 1994 the Company effectuated a 1 share for 30 share reverse stock split. The split reduced the total outstanding shares from 32,272,000 to 1,075,807. On March 16, 1994 the Company issued 6,500,000 shares of post reverse-split stock to Marrco Communications, Inc. in the conjunction with the purchase of all of Marrco's assets and the assumption of all of Marrco's liabilities.

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

At September 30, 2000 the Company owed $99,566 to Jon Richard Marple, the Company President, for deferred salary, direct loans and expenses paid on behalf of the Company. The Company has also been loaned $105,915 from Jon H. Marple, a shareholder. The Company also is owed $155,450 from shareholders as the result of amounts due from the exercise of stock options.

NOTE 4: INCOME TAXES

The Company has available at September 30, 2000, net operating loss carryforwards of approximately $4.7 million which may provide future tax benefits expiring beginning in June of 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Company offers a host of e-commerce solutions designed to target and assist small to mid-sized businesses to effectively sell their products online. The foundation of the Company's business is a free and instant e-commerce solution for existing or new web sites through technology that allows businesses to easily build and maintain complete e-commerce web sites. The system allows simple point-and-click site creation, catalog deployment and interfacing merchant accounts. As of September 30, 2000, the Company had in excess of 30,000 customers that have signed up for this service. The Company generates revenues from its customer base by selling a host of product upgrades and services as well as through the sale of banner advertisements.

         The Company reported a net loss of $372,737 for the three months ended September 30, 2000. The loss in the current quarter was attributable to Selling, General and Administrative expenses of which salaries, professional services and marketing made up the largest portion. The salaries for the current quarter totaled $256,741, or 47% of total SG&A costs of $543,704. Professional fees of $133,896 (24.6% of SG&A costs) were incurred in the current quarter. The majority of these fees were paid in the Company's common stock. Marketing and advertising costs for the quarter totaled $73,560. This amounted to 13.5% of total SG&A costs. The Company issued stock to pay for salaries, professional and outside services as well as marketing efforts in the current quarter. Total expenses paid in common stock for the quarter were $62,500.

         The Company reported $184,393 in gross revenues for the current quarter. This represents a 5.2% increase from the previous quarter ended June 30, 2000. Of the revenues for the quarter, $102,865 or 55.7% was from a related party. For the nine months ended September 30, 2000, the Company reported total revenues of $467,026. Of this amount, $226,302 or 48.4% was from this same related party. The related party paid the Company approximately $250,000 in free-trading common stock. The Company sold this stock at a net profit. These revenues from related party transactions are not expected to continue.

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

         The Company currently has total current assets of $232,982 and total current liabilities of $575,342, resulting in net working capital deficit of $342,360. Approximately 48% of total current liabilities, or $274,144, represents a note payable due in January of 2001. Additionally, $205,481 of current liabilities represents amounts due to related parties. With exception to the two aforementioned items, the Company has a net working capital balance of $95,717. The Company is currently evaluating various strategies for its future. These include the possibility of merger, acquisition or other reorganization to insure the Company's ability to continue as a going concern. The Company's management believes that based on the value of the Company's assets, customer base, revenue base and technology, it should be able to successfully secure a strategy to continue as a going concern.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:            November 13, 2000

                                            JUSTWEBIT.COM, INC.




                                            /S/ Jon Richard Marple,
                                            -----------------------
                                            Jon Richard Marple,
                                            President, Chairman,
                                            Chief Executive Officer and
                                            Chief Financial Officer