Form 10KSB
period 2000-12-31
JUSTWEBIT COM INC
filed 2001-04-13
CIK 793986

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

               COMMISSION FILE NUMBER: 33-5902-NY

                       JUSTWEBIT.COM, INC.
      (Exact name of registrant as specified in its charter)

                 Nevada                                       22-2774460
(State or jurisdiction of incorporation                  (I.R.S. Employer
            or organization)                             Identification No.)

   930 South State Street, Suite 10  Orem, Utah                 84097
   (Address of principal executive offices)                    (Zip Code)

              Registrant's telephone number:  (801) 434-7500

Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, Par Value $0.001
            Class A Preferred Stock, Par Value $0.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes    X       No    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The Registrant had revenues of $556,944 for the fiscal year ended on December 31, 2000. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2001: Common Stock, par value $0.001 per share -- $2,783,612. As of March 31, 2001, the Registrant had 21,576,394 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes
No    X   .

                          TABLE OF CONTENTS

PART I                                                           PAGE

ITEM 1.  BUSINESS                                                   3

ITEM 2.  PROPERTIES                                                 9

ITEM 3.  LEGAL PROCEEDINGS                                         10

ITEM 4.  SUBMISSION TO MATTERS TO VOTE OF SECURITY HOLDERS         10

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS                         10

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS            11

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             14

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE                  14

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT       15

ITEM 10.  EXECUTIVE COMPENSATION                                   16

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                                    18

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           19

PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES,
          AND REPORTS ON FORM 8-K                                  20

SIGNATURES                                                         21

PART I.

ITEM 1.  BUSINESS.

Business Development.

The Company was incorporated on July 24, 1984, in Nevada as Diversified Ventures, Ltd. On March 27, 1987, the name was changed to M.V.I.D. International Corporation. On April 6, 1994, the name was changed to Micro-Lite Television. Prior to March 14, 1994, the Company sold an automobile anti-theft protection system to customers through an arrangement with dealerships, principally in New Jersey. On March 16, 1994, the Company acquired the assets and liabilities of Marrco Communications, Inc. ("Marrco"). The former President of the Company assumed the prior business operations. Marrco was founded on December 12, 1991, for purposes of accumulating Wireless Cable Rights in domestic markets.

On March 14, 1994, in accordance with the terms of a certain Purchase Agreement dated as of March 14, 1994, by and between the Registrant and Marrco, 6,500,000 shares of the Registrant's common stock were issued to Marrco or its nominees in consideration of Marrco's sale, assignment and transfer to the Registrant of all rights, title and interest of Marrco in and to all inventory, contract rights, license rights, accounts, furniture, equipment, goods, documents, instruments, money, marketable securities and all intangible assets of every kind and description of Marrco, without exception, subject to the assumption by the Registrant of all debts and liabilities of Marrco. Pursuant to the agreement, the business of the Registrant that existed on March 13, 1994, was distributed to Monroe Arndt, the President and a director of the Registrant, prior to his resignation on March 14, 1994.

On October 25, 1996, the name of the Registrant was changed
to Superior Wireless Communications, Inc. and each of the 6,004,836 shares of then issued and outstanding common stock of the Registrant were exchanged for one share of preferred stock designated as Class A Convertible Cumulative Preferred Stock ("Class A Preferred Stock"), par value of $.001 per share. The Class A Preferred Stock carries a ten percent (10%) dividend, which may be paid in common stock, and is convertible into common stock of the Registrant as of October 25, 1998 ("Conversion
Date").   Under the terms of the Class A Preferred Stock, all
shares outstanding as of October 16, 1998, automatically converted into common stock at a rate of five shares of common stock for every one share of Class A Preferred Stock. This resulted in the automatic conversion of 6,541,416 shares of Class A Preferred Stock into 32,707,080 shares of common stock. Simultaneously with the reverse stock split described below, the holders of an additional 3,767,501 shares of Class A Preferred Stock that were issued after October 16, 1998, converted their shares at the same rate of five shares of common stock for every one share of Class A Preferred Stock.

Effective August 18, 1999, the Registrant effectuated a reverse 1 for 20 stock split of the Common Stock. In connection with the reverse stock split, all previously outstanding shares of Class A Preferred Stock were converted into shares of Common Stock.

Effective May 30, 2000, the Registrant effectuated a two-for-one stock split. In connection with the stock split, the Registrant approved a corresponding increase in the authorized number of shares. As a result of the two for one stock split and corresponding increase in the authorized number of shares, effective at the close of business on May 26, 2000, the total number of shares issued and outstanding and the authorized number of shares will increase by 100% (from 5,762,654 to 11,525,308, and from 50,000,000 to 100,000,000, respectively).

Business of the Registrant.

The Registrant offers small to mid-sized businesses an end-to-end solution that addresses the challenges associated with implementing a successful e-commerce strategy. The Registrant offers any business access to its free e-commerce web site builder and sells a comprehensive suite of products and services designed to assist businesses create a successful online
presence.   As of December 31, 2000, the Registrant hosted in
excess of 26,000 web sites.

(a)  Industry Background.

The Internet has grown in less than a decade from a limited research tool into a global network consisting of millions of computers and users. The Internet is an increasingly significant medium for communication, information and commerce.
International Data Corporation, or IDC, estimates that at the end of 1998 there were over 62 million web users in the United States and over 142 million web users worldwide and that by the end of 2003 the number of web users will increase to 177 million in the United States and to over 502 million worldwide.

The rapid growth of the Internet has given businesses, merchants and shoppers the opportunity to conduct an increasing amount of commerce online. The Registrant believes that e-commerce offers numerous advantages to businesses, merchants and shoppers. Shoppers receive increased selection, competitive prices and the convenience of being able to shop on the Internet 24 hours a day, 7 days a week from the location of their choice. The Internet enables merchants to reach a global audience and operate with limited infrastructure, reduced overhead and greater economies of scale. Merchants can customize web site content to match the needs and preferences of individual shoppers by transparently personalizing content for each shopper. By facilitating access to information, the Internet enables merchants to give customers more detailed product information while affording merchants the opportunity to obtain detailed information about the purchasers of their products. In addition, online merchants can reduce selling costs by reducing or eliminating investments in physical retail locations and automating much of the interaction with their customers. These advantages are resulting in a dramatic increase in the amount of commerce conducted over the Internet and the number of businesses and merchants advertising and selling goods and services online. According to IDC, worldwide transactions on the Internet are expected to increase from approximately $111 billion in 1999 to approximately $1.3 trillion in 2003, with the total number of users who purchase products and services online increasing from approximately 48 million to approximately 182 million worldwide during the same period.

(b)  Challenges to Conducting Commerce over the Internet

Businesses and merchants increasingly are determining that they need an online presence to take advantage of the rapid growth and benefits of e-commerce. To conduct commerce online effectively and efficiently, however, businesses and merchants must address a number of challenges:

Web Site Planning And Storefront Design.

Businesses and merchants must design and implement the look and feel of their online stores and custom web sites in a way that provides a rich, easy-to-use and generally satisfying end-user experience that fosters buying and repeat visits. Storefront design must promote the merchants' brands, identities and product information through the use of graphics, images and text content.

Visibility And Customer Acquisition.

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

Transaction Processing.

Businesses and merchants must implement solutions that enable them to efficiently and effectively process orders once they are placed. Online transaction processing is complex and involves a number of elements including secure, dependable, automated real-time payment authorization, calculation of tax and shipping charges, order tracking and customer service. Online orders for physical goods must be transmitted to fulfilment centers, distributors or merchant-owned distribution centers for shipment of the goods. In light of these challenges, businesses and merchants who choose to internally develop and maintain an e-commerce presence must invest a significant amount of capital and technical resources. E-commerce technology evolves rapidly, necessitating timely implementation and upgrades. The lengthy and often cost-prohibitive nature of in-house development and maintenance has caused an increasing number of businesses and merchants to outsource some or all of their e-commerce capability development to third-party service providers. Outsourced solutions offer convenience and savings but most service providers specialize in specific, limited aspects of an Internet merchant's business. Merchants who outsource their e-commerce capability development typically must devote significant technical expertise and other resources to coordinate multiple vendors and integrate the various components.

As e-commerce solutions evolve and online businesses and merchants proliferate, need and demand increase for outsourced e-commerce solutions that seamlessly integrate every aspect of an online business from storefront development to marketing services, transaction processing and fulfilment.

(c)  The JustWebit.com Solution

The Registrant offers an end-to-end user-friendly e-commerce web site builder that can be accessed by any business desiring to sell products online. The Registrant provides a comprehensive package of products and services designed to assist small to mid-sized businesses and merchants to create, support and grow an efficient, scaleable and reliable online presence. Our marketing services use both traditional and online methods to bring businesses, merchants and shoppers together, while our other e-commerce products and services enable businesses and merchants to develop and complete online transactions. Our e-commerce platform includes custom application and online store development and design, hosting and maintenance, fraud prevention and payment processing.

Key benefits of our solution include:

End-To-End Integrated Solution.

The Registrant provides businesses and merchants with the essential tools they need to conduct commerce online. We offer businesses and merchants a comprehensive host of e-commerce products, marketing tools, support and services to assist them to successfully conduct online commerce.

Quick Time To Market.

The pace of change and the rate of growth of the Internet require greater speed in implementation of e-commerce solutions. The Registrant e-commerce web site builder enables our customers to build a new e-commerce web site or add e-commerce and shopping cart functions to an existing web site in a matter of hours.

Immediate And Long-Term Savings.

The Registrant's strategy is to enable businesses and merchants build their own e-commerce web site thereby generating a large savings to the customer. Further the Registrant does not charge a monthly hosting fee to clients without a registered domain name. This allows the customer the opportunity to invest those savings into marketing or other cost-effective tools that The Registrant offers for sale to its customers.

Comprehensive Technology Platform.

The Registrant provides a flexible technology platform from which can be implemented into existing web sites or can be used to build an e-commerce web site from scratch. The Registrant's platform is a combination of third-party technologies and technologies that have been developed internally. The Registrant also has serving and hosting capabilities that enable our clients to outsource the storage and transmission functions of their e-commerce operations. This technology provides merchants a high level of reliability, 24 hours a day, 7 days a week. Using data centers with redundant servers, continuous monitoring and high speed Internet connections, The Registrant provides clients with the performance they require for uninterrupted e-commerce operations.

(d)  Strategy.

The Registrant's goal is to be a leading company in e-commerce solutions for small to mid-sized businesses and merchants. The following strategies will be used to achieve this goal:

Enhance And Extend Our E-Commerce Enabling Products And Services.

The Registrant intends to continue to add new features to our web site and to continually enhance the current e-commerce enabling solutions offered by the Registrant. The Registrant believes that, for little incremental cost, we can easily integrate into our package of products new features that will contribute additional revenues from lead generation, advertising, upselling merchant services and cross promotion.

Creation Of A Justwebit.Com Marketplace And Mall.

The Registrant is currently developing a marketplace for a broader exposure to its customers and merchants. The Registrant plans on marketing and promoting the marketplace in order to promote a high volume of shopper traffic to increase the number of quality customer leads generated for listed merchants.

Promotion Of Brand Name Visibility.

The Registrant will continue to promote the JustWebit.com name as the best way for small to mid-sized businesses and merchants to conduct commerce on the Internet. To accelerate the acceptance and penetration of the JustWebit.com name among businesses, merchants and shoppers, the Registrant will continue to advertise through both online and traditional channels such as magazines, radio and newspapers. Online efforts include placing banner and other hyperlink advertisements on portal and other destination web sites. To reach a mass audience, the Registrant plans on commencing a national advertising campaign in traditional media. The JustWebit.com name will also be promoted through trade publication advertisements, direct mail and promotional activities, trade shows and media events.

Pursue Acquisitions And Strategic Business Relationships.

The Registrant intends to make acquisitions and enter into business relationships that enhance the effectiveness of its products and services and the quality of its online presence. The focus of these acquisitions and strategic relationships will be to provide the Registrant access to improved technology, new domestic and international markets and prospective clients. Additionally, the Registrant is pursuing strategic relationships that will enable the Registrant to maximize its revenues from its existing and future customer bases.

International Expansion.

The Registrant is looking toward expanding its customer base to well beyond the United States market. A Spanish version of the JustWebit.com web site and technology is currently available and is the Registrant is projecting to expand and begin marketing this site during the next fiscal year. This will enable the Registrant to tap into the growing Spanish speaking audience on the Internet. The Registrant will expand its international by entering into strategic alliances with foreign businesses. Additionally, the Registrant plans on expanding by registering its web site on international search engines, seeking out relationships with foreign portal web sites and by developing other foreign-language user interfaces.

Products And Services.

(a)  Merchant Services

The Registrant offers businesses and merchants a wide variety of enabling products and services, including:

Secure Payment And Order Processing.

Through a third-party merchant account, the Registrant offers its customers online payment ability. This is done via the Registrant online payment and order processing software and services. This software assists merchant clients with credit card authorization, address verification, automated tax and shipping calculations, order tracking and customer service. The payment processing system currently interacts with several credit card processors. For security, advanced encryption methods are utilized. To exchange information with merchants and shoppers, the Registrant's network servers use software that complies with the Secure Sockets Layer specification, the predominant method for managing the security of transmissions over a network.

Fraud Prevention.

The Registrant's fraud prevention services use artificial intelligence programs, a database of historical transactions and validation by an authorized financial institution to confirm shoppers' identities and to assess their credit status..
E-Commerce Hosting And Maintenance.

The Registrant provides services to operate and maintain online stores on behalf of our listed merchants. We use data centers with redundant servers, 24-hour monitoring and support and high-speed Internet connections to provide customers with continuous e-commerce operations.

Custom Application And Online Store Development.

The Registrant provides businesses and merchants with access to its e-commerce web site builder free of charge. For additional charges, the Registrant offers custom design and technical development services for customer's web sites and online stores.

Marketing Services.

The Registrant also offers a host of marketing services available to its customers. These marketing services are designed to enable merchants to enhance their visibility on the Internet, facilitate customer acquisition and retention, and increase sales.

The various merchant services can be purchased as a package or individually, which allows businesses and merchants to tailor their service package to their particular needs. Fee arrangements are based on the specific service purchased and may be computed on a project basis, a monthly fee basis, a per transaction basis or a combination thereof.

Current Status.

On February 16, 2001, the Registrant entered into an
Exclusive Product License and Distribution agreement with Pelham Associates, Inc. The Agreement grants to the Registrant the exclusive license to software and documentation known as Domain Name Registration SDK and Branding Kit. The Registrant believes that the license granted under this Agreement will allow for custom vertical market offerings thereby increasing the Registrant's revenue generating potential.

Employees

As of December 31, 2000, the Registrant and its subsidiary had a total of 4 employees. The Registrant has no collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Registrant considers relations with its employees to be good.

ITEM 2.  PROPERTIES.

The Registrant currently rents approximately 750 square feet of office space for its operating offices in Orem, Utah. The monthly rent on this space is currently $1,250 per month and the lease runs through November of 2002. The Registrant considers these offices to be adequate and suitable for its current needs. As of December 31, 2000, the Registrant had approximately $50,000 worth office equipment and furniture at this location.

ITEM 3.  LEGAL PROCEEDINGS.

Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

On October 4, 1999 the Registrant was named as a defendant in a lawsuit filed in Jefferson County, Texas. The plaintiff, Engineering & Wireless Services, Inc. ("EWS") demanded payment of $27,748.71 for services rendered to the Company in 1996 and 1997. The Registrant's President at the time, John C. Spradley, had written a check for this same amount on April 2, 1997 which was returned to plaintiff by plaintiff's bank dishonored, unpaid and marked "NSF". Mr. Spradley wrote this check without proper authority by the Registrant, and actually was strictly forbidden by a board resolution to write any checks in excess of $5,000. The writing of the check to EWS left the Registrant legally obligated to honor this check.

On December 1, 1999, EWS was granted a final default judgment in the amount of $37,214.27, which included $9,249.56 in attorney fees. The Registrant was notified of such judgment and was not in a position to pay it. On June 9, 2000, a writ of execution was issued by the Third District Court issuing the Salt Lake County Sheriff to collect $39,521.00 from the Registrant; this amount included post judgment costs of $1412.44 and other costs of $894.29.

On July 19, 2000, the Registrant entered into a settlement agreement with EWS. The Registrant agreed to pay EWS $31,000 over a four month period and issued to EWS 45,000 shares of the Registrant's common stock. The Registrant has made the initial payment of $5,000 and delivered the stock due to EWS; no other payments under the settlement were made. The Registrant is currently trying to renegotiate an agreeable settlement with EWS.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

The Registrant's common stock began trades on the Over the Counter Bulletin Board under the symbol "JWIT". The range of closing prices shown below is as reported by this market. The prices reflected below have adjusted for the conversion of the Preferred Series A Stock into common stock and a reverse stock split that was made effective on August 18, 1999 and the forward stock split that was effective as of May 30, 2000. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2000

                                                 High      Low

Quarter Ended December 31, 2000                  0.28      0.04
Quarter Ended September 30, 2000                 0.94      0.28
Quarter Ended June 30, 2000                      3.62      1.87
Quarter Ended March 31, 2000                     3.00      2.25

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ending on December 31, 1999

                                                 High      Low

Quarter Ended December 31, 1999                  3.75      0.37
Quarter Ended September 30, 1999                 0.56      0.18
Quarter Ended June 30, 1999                      0.25      0.18
Quarter Ended March 31, 1999 *                   0.05      0.03

* The Registrant's shares only traded on two days during this quarter

Holders of Common Equity.

As of March 31, 2001, there were 670 shareholders of record of the Registrant's common stock.

Dividend Information.

The Registrant has not declared or paid a cash dividend to stockholders since it became a "C" corporation. The Board of Directors presently intends to retain any earnings to finance Registrant operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Registrant's earnings, capital requirements and other factors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-KSB.

Results of Operations.

(a)  Revenues.

As part of its redirection of the Registrant's focus line of business, all wireless cable channel rights and transmission equipment related thereto were sold to a related party in 1999.
The Registrant recognized $308,092 in revenues as a result of these sales. The Registrant also recognized $194,000 in income from collections on a note receivable that had previously been written-off. During the 1999 fiscal year, the Registrant reported income of approximately $12,000 from forgiveness of debt and approximately $60,000 in income from gains on extinguishing debt.

With the acquisition of the Media Rage subsidiary and the launching of the JustWebit.com web site, the Registrant began reporting revenues from operations in August of 1999. With this development, the Registrant is no longer considered a development stage enterprise. The Registrant reported operating revenues of $335,016 for the fiscal year ended December 31, 1999.

For the year ended December 31, 2000, the Registrant reported total operating revenues of $556,944. Of these revenues, $246,875 were received through a contract from a related party. The Registrant also recognized $18,130 in income from forgiveness of indebtedness.

(b)  Selling, General and Administrative Expenses.

The Registrant incurred total selling, general and administrative expenses ("SG&A") of $2,069,045 for the year ended December 31, 2000 as compared to $627,505 for the fiscal year ended December 31, 1999. This represented an increase of approximately 330% in SG&A expenses. The increase represented a full year's operations for 2000 as opposed to a partial year's operations in 1999.

(c)  Depreciation and Amortization.

Depreciation and amortization for the year ended December
31, 2000 was equal to $15,116. This is substantially higher than the depreciation and amortization of $8,653 expensed in the year ended December 31, 1999. The Registrant's expansion in 2000 resulted in the purchase of additional fixed assets which increased the current period's depreciation expense.

(d)  Interest Expense.

The Registrant incurred Interest and bank charges (net of interest income) of $47,845 in the fiscal year ended December 31, 2000, compared with such charges of $142,121 in the year ended
December 31, 1999.

In December of 1999 the Registrant received a note in the amount of $250,000 from Newport Federal Financial. This note carries an interest rate of 12% and was due and payable on January 2, 2001. This note is currently in default, however, Newport has verbally agreed not to pursue collection of the note until July of 2001. The Registrant is currently awaiting a written notice of extension from Newport.

(e)  Income Tax Benefit.

For the fiscal year ending December 31, 2000, the Registrant had net operating loss carryforwards of $2,889,615 as compared with $2,141,662 for the previous fiscal year. Approximately $1,000,000 of this net operating loss was carried forward from the business of Marrco and is limited under Internal Revenue Code
Section 381. This limits the use of this portion of the Registrant's net operating loss carryforward to approximately $70,000 per year. The Registrant has not recognized any of this tax benefit as an asset due to uncertainty of future income.

(f)  Net Loss.

The Registrant recorded a net loss of $1,653,179 for the fiscal year ended December 31, 2000, as compared to a net loss of $(340,102) for the fiscal year ended December 31, 1999.

Liquidity and Capital Resources.

The Registrant had a working capital deficit of $622,397 as of December 31, 2000. The Registrant has continued to raise capital through various private placement offerings of its stock. The Registrant believes that future equity sales or other financings can be achieved to adequately finance its growth.

Certain Indebtedness.

In December of 1999, the Registrant entered into a Note
Agreement with Newport Federal Financial ("Newport"). Newport loaned the Registrant $250,000 under the Note Agreement at a rate of 12%. This note was due and payable on January 3, 2001. The Registrant failed to make the payment, however Newport has agreed to forgo collection on this note until July of 2001. The Registrant believes that it can raise sufficient capital to satisfy the Newport note.

Income Tax Matters.

The Registrant has had no material state or Federal income tax since its inception. As of December 31, 1998, the Registrant had approximately $4.2 million in net operating loss carryforwards for tax purposes, expiring in years 2006 through 2014. The Internal Revenue Code of 1986, as amended, limits the amount of loss carryforwards that a Registrant can use to offset future income upon the occurrence of certain changes in ownership. As a result of the purchase of Marrco and the subsequent issuance of shares of the Registrant's common stock, the Registrant has undergone more than a 50% change in ownership and will therefore be limited in its utilization of its tax loss carryforwards. About $1 million of the net operating loss carryforward is subject to this limitation.

Inflation.

The Registrant's management does not believe that inflation has had or is likely to have any significant impact on the Registrant's operations. Management believes that the Registrant will be able to increase subscriber rates after its wireless systems are launched, if necessary, to keep pace with inflationary increases in costs.

Other.

The Registrant does not provide post-retirement or post-employment benefits requiring charges under Statements of Financial Accounting Standards Nos. 106 and 112.

Forward Looking Statements.

The foregoing Management's Discussion and Analysis contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. the Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. the Registrant disclaims any intent or obligation to update "forward looking statements."

ITEM 7.  FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December
31, 2000, and for the year ended December 31, 1999 are presented in a separate section of this report following Part IV.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

Officers and Directors.

The names, ages, and respective positions of the directors, executive officers, and key employees of the Registrant are set forth below; there are no other promoters or control persons of the Registrant. The directors named below will serve until the next annual meeting of the Registrant's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs. The directors and executive officers of the Registrant are not a party to any material pending legal proceedings and, to the best of their knowledge, no such action by or against them has been threatened.

On February 8, 2001, the Registrant's Board of Directors was expanded to six members through the addition of Gary Borglund, Gary Fox and Richard Overdorff. On February 9, 2001, Brooks M. Freeman and Charles Bartell resigned their respective board positions thereby reducing the total number of Board members to four. On February 16, 2001 Jon Richard Marple resigned from the Board as well as his position of Chairman and President of the Registrant. On February 20, 2001, Gary Borglund was appointed as Chairman and President of the Registrant.

Gary Borglund, President/Secretary/Director.

Mr. Borglund's, age 53, professional career includes ten years spent in new ventures and as a principle and executive, as well as ten years as a consultant. For the last three years, Mr. Borglund has worked exclusively with early stage high tech and internet companies. Most recently, he was as a Board member of Global Games, a position he assumed in August, 1997. Mr. Borglund was elected President and Chairman of the Board and CEO in June, 1998. In this position, he has dealt with issues regarding funding and restructuring of debt. Mr. Borglund has remained in those capacities with regard to Global Games to date.

Mr. Borglund was Vice President of Marketing for Greenhaven
Marketing from 1991 to 1996 and a Director of RedOak Management from 1996 to 2000. Mr. Borglund has attended the University of Minnesota.

Gary Fox, Chief Financial Officer/Treasurer/Director.

Mr. Fox, age 48, offers extensive knowledge of traditional financial management and technology. With over 20 years experience in public accounting, he provides expertise in strategic financial planning, acquisition analysis, cash management and financial reporting. Mr. Fox's was the managing general partner of Fox & Fox, Certified Public Accountants from January 1984 to December 31, 1998. From January 1, 1998 to April 30, 2000, Mr. Fox practiced public accounting as a sole proprietor. In October, 2000 Mr. Fox became Chief Financial Officer and a Director of World Shopping Network, Inc. (OTCBB
WSHP). Mr. Fox is a certified public accountant and received a bachelor's degree in business administration from California State University at Los Angeles.

Richard Overdorff, Director.

Mr. Overdorff, 59, brings a broad base of experience in multiple disciplines for application to corporate planning and operations. His business career includes corporate management with an international airline, serving as a Management Consultant to blue chip corporations with Golightly & Co International of New York City, and the management of a Financial Services practice providing investment services to individuals and closely held businesses. A 1967 MBA graduate in Marketing and Finance from Penn State University, he earned the designation of Certified Financial Planner in 1984, is licensed as a Securities Principal, an Insurance Broker and a California Real Estate Broker. For the past fourteen years, Mr. Overdorff has been an Independent Registered Representative with TransAm Financial Group, Inc. He is a member of the Financial Planning Association, on the Board of the Orange County Financial Society and a Board Member of the Irvine Valley College Foundation Board of Governors.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors, certain officers and persons holding 10% or more of the Registrant's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Registrant's common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2000, Forms 5 with respect to fiscal 2000, and certain written representations from executive officers and directors, the Registrant is unaware that any required reports were not timely filed.

ITEM 10.  EXECUTIVE COMPENSATION.

Since the current directors and officers of the Registrant recently joined the Registrant in 2001, and all previous officers and directors have resigned, there is no executive compensation to disclose for the current officer and directors. The following table sets forth certain information relating to the compensation paid by the Registrant during the last three fiscal years to the Registrant's Chief Executive Officer. No other executive officer of the Registrant received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2000 and prior.

                    Summary Compensation Table

                     Annual compensation              Long-term
                                                     compensation
                                           Awards          Payouts
                                    Other           Securi           All
                                    Annual          ties             other
Name and                            compen Restrict under            compen
Principal   Year   Salary   Bonus   sation  stock   lying   LTIP     sation
Position                                    award   options payouts
                                                    SARs
                     ($)     ($)     ($)     ($)     (#)       ($)     ($)
    (a)      (b)     (c)     (d)     (e)     (f)     (g)       (h)     (i)


Jon R.      2000  $84,000(1)  0     $6,000(2)  0      0         0       0
Marple,     1999  $72,000(3)  0     $6,000     0      0         0       0
Presid./    1998  $72,000(4)  0     $3,000     0      0         0       0
CEO

(1) Includes $44,000 of salary accrued and not paid as of December 31, 2000.

(2) Represents charges for rent of home office space that was the principal office of the Registrant. This entire amount was accrued and unpaid as of December 31, 2000.

(3)  Includes $42,000 of  salary that was accrued and not paid.
This compensation and all other amounts owed to Mr. Marple were converted into shares of Class A Preferred Stock in July, 1999.

(4)  Represents accrued salary that was accrued and not paid.
This compensation and all other amounts owed to Mr. Marple were converted into shares of Class A Preferred Stock in July, 1999.

Directors of the Registrant who are also employees do not receive cash compensation for their services as directors or members of the committees of the Board of Directors. All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the Board of Directors or management committees.

Employment Contract.

The Registrant has not entered into any written employment agreement with its former or current directors or officers.

Other Compensation.

(a) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2000 provided for or contributed to by the Registrant.

(b) No remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director since there no existing plan as of December 31, 2000 which provides for such payment. However, in March 2001 the Registrant adopted an Employee Stock Incentive Plan and a Non-Employee Directors and Consultants Retainer Stock Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of March 31, 2000 (21,576,394 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Registrant as a group:

Title of   Name and Address                  Amount of       Percent of
Class      of Beneficial Owner(1)            Beneficial         Class
                                             Ownership(2)

Common     Pelham Associates, Inc.            6,000,000          27.81%
Stock      3900 Birch St., Suite 113
           Newport Beach, California 92108

Common     Jon R. Marple & Suzanne N. Marple  2,196,644         10.18%
Stock      9 Mesa Lane
           Colorado Springs, Colorado 80906

Common     Jon H. Marple & Mary E. Blake      1,949,408          9.03%
Stock      3419 Via Lido, Suite 619
           Newport Beach, California 92663

Common     Gary Borglund                              0          0.00%
Stock      930 South State Street, Suite 10
           Orem, Utah 84097

Common     Gary Fox                                0 (3)        0.00%
Stock      930 South State Street, Suite 10
           Orem, Utah 84097

Common     Richard Overdorff                    300,000(4)      1.39%
Stock      930 South State Street, Suite 10
           Orem, Utah 84097

Common     Shares of all directors and          300,000         1.39%
Stock      executive officers as a group (3
           persons)

(1) Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them

(2) None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

(3) 300,000 shares are held by the sister of Mr. Fox; he disclaims any ownership or control of these shares.

(4) These shares are held in the name of Ken Blomhofer, who resides in Mr. Overdorff's household

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the past two years, there have not been any transaction that have occurred between the Registrant and its officers, directors, and five percent or greater shareholders, except as follows:

(a) From 1994 through 1998, the Registrant borrowed funds from certain formers officers, directors and related parties to finance the cost of its ongoing operations. All such loans accrued interest at 12 percent per annum. Mr. Freeman, a former director of the Registrant, loaned a total principal amount of $101,000, which had accrued interest approximately in the amount of $40,008 as of July 31, 1999. The Registrant has also borrowed $558,226 from 720 Wireless, Inc., a Nevada corporation, which had accrued interest in the amount of $173,222, as of July 31, 1999 (Jon H. Marple, a former director, is also the sole shareholder of 720 Wireless, Inc. In addition, Jon R. Marple has advanced $68,748 to pay for certain expenses, which had accrued approximately $19,462 of interest as of July 31, 1999. All such amounts owed to the Registrant's directors, officer and principal shareholders were converted into 1,545,847 shares of Class A Preferred Stock as of July, 1999.

(b)  In addition, from July 1997 to December 2000 the
Registrant rented approximately 300 square feet of office space from Jon R. Marple. The Registrant accrued rent at $500.

(c) In 2000, the Registrant borrowed additional funds from Jon R. Marple, the son, and Jon H. Marple, the father. These amounts totaled approximately $220,000 and have been accruing interest at a rate of 12% until January 31, 2001. In February 2001, these amounts totaling $149,874 owed to Jon R. Marple and $110,075 owed to Jon H. Marple were converted into convertible debentures bearing an interest rate of 8% (see Exhibits 4.1 and 4.2 to this Form 10-KSB). The terms of the convertible debentures are such that they are convertible at the option of the holder into common stock of the Registrant at a twenty percent discount to market if they are not paid in full by May 31, 2001. Interest does not begin to accrue on the notes until after May 31, 2001.

(d) The Registrant entered into an agreement with IJNT International, Inc. (later known as Universal Broadband Networks, Inc. or "UBNT"), to provide certain services to UBNT in exchange for freely trading common stock in UBNT. The Registrant received 25,000 shares of UBNT common stock valued at $246,875 in order to direct business to the UBNT domain name registration platform and conduct certain advertising and marketing efforts for UBNT. The Registrant also agreed to allow UBNT to solicit the Registrant's customers for purposes of selling Internet access and custom web design. The Registrant recognized the full $246,875 as income in 2000 as its obligation to UBNT expired with the UBNT filing for bankruptcy protection and ceasing business. The company is controlled by Jon H. Marple.

(e) Certain of the officers and directors of the Registrant are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Registrant and its officers and directors. The Registrant will attempt to resolve such conflicts of interest in favor of the Registrant. The officers and directors of the Registrant are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the Registrant's affairs. A shareholder may be able to institute legal action on behalf of the Registrant or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Registrant.

PART IV.

ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO FINANCIAL STATEMENTS.

Exhibits.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

Reports on Form 8-K.

There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

Index to Financial Statements.

                                                                  Page

Independent Auditor's Report                                        22

Balance Sheet as of
December 31, 2000 and December 31, 1999                             23

Consolidated Statements of Operations for the year ended
December 31, 2000 and the year ended December 31, 1999              24

Consolidated Statements of Changes in Stockholders'
Equity (Deficit) for the year ended December 31, 2000
and the year ended December 31, 1999                                25

Consolidated Statements of Cash Flows for the year ended
December 31, 2000 and the year ended December 31, 1999              26

Notes to Consolidated Financial Statements                          27

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     JustWebIt.com, Inc.


Dated: April 12, 2001                By: /s/  Gary Borglund
                                     Gary Borglund, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                    Title                           Date

/s/ Gary Borglund         President/Secretary/Director        April 12, 2001
Gary Borglund

/s/ Gary Fox              Chief Financial                     April 12, 2001
Gary Fox                  Officer/Treasurer (principal
                          financial and accounting
                          officer)/Director

/s/ Richard Overdorff     Director                            April 12, 2001
Richard Overdorff

                       INDEPENDENT AUDITOR'S REPORT

Board of Directors
JustWebit.com, Inc.
Orem, Utah

We have audited the accompanying consolidated balance sheet of JustWebit.com, Inc. and Subsidiary, a Nevada corporation, as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial consolidated statements referred to above present fairly, in all material respects, the financial position of JustWebit.com, Inc. and Subsidiary as of December 31, 2000, and the results of their operations, changes in stockholders' equity (deficit), and their cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has cash flow constraints, an accumulated deficit, and suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7.
The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Smith & Company
Smith & Company,
Certified Public Accountants
Salt Lake City, Utah
March 21, 2001

                  JUSTWEBIT.COM, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEET

                                  ASSETS

                                                      December 31, 2000

Current Assets
Cash in bank                                          $     7,421

Total Current Assets                                        7,421

Property And Equipment (Net of depreciation
of $20,130)                                                54,138

Other Assets
Deposits                                                   55,377

                                                      $   116,936

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued expenses                 $   101,739
Notes payable (Note 5)                                    280,000
Payable - related parties (Note 3)                        248,079

Total Current Liabilities                                 629,818

Stockholders' Deficit

Common stock, $.001 par value;
Authorized 100,000,000 shares;
Issued and outstanding 14,399,222 shares                   14,399
Additional paid-in capital                              5,859,551
Retained earnings (deficit)                            (6,386,832)

Total Stockholders' Equity                               (512,882)

                                                          116,936

See accompanying notes to consolidated financial statements

                 JUSTWEBIT.COM, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Years ended December 31
                                                2000               1999

Sales                                               556,944        98,923
Cost of sales                                        96,147        10,360
Gross Profit                                        460,797        88,563

Loss on investments                                       0         4,995
Bad debt (Recovery)                                       0      (180,635)
General and administrative expenses               2,069,045       642,611
Depreciation and amortization (Note 1)               15,116         8,653
Interest and bank charges (net of interest income)   47,845       142,121
                                                  2,132,006       617,745

Net income (loss) before income taxes            (1,671,209)     (529,182)

Income tax expense (benefit) (Note 4)                   100           100

Net (Loss) From Continuing Operations            (1,671,309)     (529,282)

Discontinued Operations
Gain on disposal of discontinued operations               0       117,299

Net (Loss) Before Extraordinary Item             (1,671,309)     (411,983)

Extraordinary Item
Gain on extinguishment of debt                       18,130        71,881

Net (Loss)                                      $(1,653,179)    $(340,102)

Earnings (Loss) Per Common Share
(Loss) from continuing operations                      (.14)         (.42)
Income from discontinued operations                     .00           .09
Income from extraordinary items                         .01           .06

Net (Loss)                                             (.13)         (.27)

Weighted average number of common shares used
to compute net income (loss) per weighted average
share                                            12,157,964      1,245,588

See accompanying notes to consolidated financial statements

                   JUSTWEBIT.COM, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (DEFICIT)

                               Common Stock       Additional       Retained
                               Par Value $.001    Paid-in          earnings
                             Shares       Amount  Capital         (deficit)

Balances at 12/31/97         2,997,630   $  2,998 $2,104,682      $(3,863,412)

Issuance of common stock
to settle debt at $1.00         15,536         16       955
Issuance of common stock to
settle debt at $3.07           246,624        246    15,551
Sale of common stock in
private placement at $1.60     100,000        100    79,900
Net loss for year                                                    (530,139)
Balances at 12/31/98         3,359,790      3,360  2,201,088       (4,393,551)

Issuance of restricted
Common Stock to settle
debt at $1.00                4,164,858      4,165  2,085,203
For services at $.77           270,000        270    103,480
For cash at $.18             1,616,336      1,616    143,184
To acquire subsidiary at
$.50                           750,000        750    187,125
Adjustment to eliminate
subsidiary goodwill                                 (244,689)
Issuance of S-8 common stock
For services at $1.57          305,274        305    238,947
Options exercised at $.75      100,000        100     37,400
Options exercised at $1.00     200,000        200     99,800
Net loss for year                                                    (340,102)
Balances at 12/31/99        10,766,258     10,766  4,851,538       (4,733,653)

Issuance of restricted
common stock To settle
debt at $.31 and $.75           93,471         93     29,266
For services at $.06 to $.75 1,763,943      1,764    214,326
For cash at $.33 to $.90       673,250        673    375,359
For domain name at $.31         84,746         85     26,398
Issuance of S-8 common stock
For services at $.05 to
$3.25                        1,017,554      1,018    462,664
Net loss for year                                                  (1,653,179)
Balances at 12/31/00        14,399,222     14,399  5,859,551       (6,386,832)

See accompanying notes to consolidated financial statements

                 JUSTWEBIT.COM, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Years ended December 31
                                                2000               1999

Operating Activities:
Net (loss)                                      $(1,653,179)       $ (340,102)
Adjustments to reconcile net (loss)
to net cash (required) by operating
activities:
Stock issued for expenses                           679,772           343,002
Depreciation and amortization                        15,116             8,653
Interest accrued on notes payable                    30,000                 0
Book value of assets sold                                 0            16,105
Changes in assets and liabilities:
Prepaid expenses                                    202,949          (202,949)
Accounts receivable                                   6,419                 0
Related party receivables                           124,000          (124,000)
Deposits                                                  0            (5,377)
Accounts payable and accrued liabilities             (9,486)         (367,431)
Income taxes                                              0            (1,100)
Deferred revenue                                   (226,302)          226,302
Net Cash (Required) By Operating Activities        (830,711)         (446,897)

Investing Activities:
Purchase of securities                                    0          (246,875)
Sale of securities                                  246,875                 0
Sale of licenses                                          0           330,053
Purchase of equipment                               (25,806)                0
Net Cash Provided (Required) By Investing
Activities                                          221,069            83,178

Financing Activities:
Loans - other                                             0           251,644
Loans - related parties                             168,675                 0
Sale of common stock                                276,032           282,300
Net Cash Provided By Financing Activities           444,707           533,944

(Decrease) in Cash and Cash Equivalents            (164,935)          170,225
Cash and cash equivalents at beginning of year      172,356             2,131
Cash and Cash Equivalents at End of Year              7,421           172,356

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest                                                  0                 0
Income taxes                                            100             1,100

Noncash Investing and Financing Activities:
During 2000, the Company issued 93,471 shares to retire liabilities in the amount of $29,359. The Company also acquired a domain name valued at $50,000 with 84,746 shares and $23,517 in debt.

See accompanying notes to consolidated financial statements

                 JUSTWEBIT.COM, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

JustWebit.com offers small to mid-sized businesses an end-to-end solution that addresses the challenges associated with implementing a successful e-commerce strategy. The Company offers any business access to its free e-commerce web site builder and sells a comprehensive suite of products and services designed to
assist businesses create a successful online presence.   As of
December 31, 2000, the Company hosted in excess of 3,000 web sites.

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

NOTE 2:  CAPITALIZATION

In May 2000, the Board of Directors and a majority of the
shareholders approved a 1 to 2 stock split.   These financial
statements have been adjusted to reflect these stock changes as if they had been effective as of the earliest date reported therein.

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

At December 31, 2000 the Company owed $248,079 to related parties for loans and payments made on behalf of the Company.

NOTE 4:  INCOME TAXES

Income tax expense was $100 for the years ended December 31, 2000
($100 for 1999). Such amounts differ from the amounts computed by applying the United States Federal income tax rate of 34% to loss before income taxes as a result of the following:

                                            2000             1999

Computed "expected" tax benefit              (568,211)        (115,601)
Decrease (increase) in income tax benefit
resulting from:
Change in valuation allowance for deferred
federal, state, and local income tax assets   608,086          139,508
State income taxes and other, net             (39,775)         (23,807)

                                                  100              100

The tax effects of temporary differences that give rise to a substantial portion of the deferred income tax assets are presented below:

                                              2000            1999

Net operating loss carryforwards              2,889,615       2,141,662

Total gross deferred tax assets               2,889,615       2,141,662
Less valuation allowance                     (2,889,615)     (2,141,662)

Net deferred tax assets                               0               0

During the years ended December 31, 2000 and 1999, the Company made no Federal income tax payments.

At December 31, 2000, the Company has approximately $6,300,000 available in net operating loss carryforwards for income tax purposes. These carryforwards expire in 2006 through 2014. Due to a change in control and business activity, the net operating loss carryforwards will most likely never be realized.

NOTE 5:  NOTES PAYABLE

In December of 1999 the Company received a note in the amount of $250,000 from Newport Federal Financial. This note carries an interest rate of 12% and is due and payable on January 2, 2001, along with accrued interest of $30,000. As an incentive for entering into the note agreement, the Company issued 180,000 shares of its common stock to Newport Federal Financial.

NOTE 6:  STOCK OPTION PLAN AND WARRANTS

At December 31, 2000, the Company set aside 1,000,000 shares of its common stock for an incentive stock option plan. Options were granted for 183,000 shares at $.75 and 100,000 shares at $1.00. The options vest over a three year period starting August 1, 2000.

NOTE 7: SUBSEQUENT EVENTS/GOING CONCERN CONSIDERATIONS

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At December 31, 2000, the Company has a deficit in working capital of $622,397, a loss from operations for 2000 of $1,653,179, and an accumulated deficit of $6,386,832.

On February 28, 2001, a new management team took over the Company's operations with an immediate cash infusion of $75,000. Management plans to raise additional capital through equity offerings and may advance additional short-term funds as needed. Management feels that current plans to expand its operations and a combination of debt financing and sale of common stock will provide sufficient working capital to allow the Company to continue as a going concern.

                            EXHIBIT INDEX

Exhibit                   Description
No.

2 Agreement and Plan of Reorganization between the Registrant, Media Rage Of Utah, Inc., and the shareholders of Media Rage Of Utah, Inc., dated June 1, 1999 (incorporated by reference to
       Exhibit 10.1 to the Form 8-K filed on August 11, 1999).

3.1    Articles of Incorporation, dated July 17, 1984 (see below).

3.2 Article of Amendment to the Articles of Incorporation, dated February 20, 1987 (see below).

3.3 Certificate of Amendment of Articles of Incorporation, dated March 28, 1994 (see below).

3.4 Certificate of Amendment of Articles of Incorporation, dated October 31, 1996 (see below).

3.5 Certificate of Amendment to Articles of Incorporation, dated August 17, 1999 (see below).

3.6    Bylaws, dated March 1, 2001 (see below).

4.1    Employee Stock Incentive Plan, dated March 5, 2001
      (incorporated by reference to Exhibit 4.1 of the Form S-8 filed on March 13, 2001).

4.2 Non-Employee Directors and Consultants Retainer Stock Plan, dated March 5, 2001 (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on March 13, 2001).

10 Exclusive Product License and Distribution Agreement between the Registrant and Pelham Associates, Inc., dated February 16, 2001 (incorporated by reference to Exhibit 10 of the Form 8-K filed on March 2, 2001).

21     Subsidiaries of the Registrant (see below).

                             EX-3.1

                   ARTICLES OF INCORPORATION
                               OF
                   VENTURES DIVERSIFIED, LTD.

We, the undersigned natural persons of the ages of twenty one (21) or more, action as incorporator s of a corporation under the general corporation law of Nevada, adopt the following articles of incorporation:

                            ARTICLE I

Name:  The name of the corporation is Ventures Diversified, Ltd.

                             ARTICLE II

Registered office and agent: The address of the corporation's principal office is 2050 Ellis Way, in the City of Elko, County of Elko, State of Nevada. The initial agent for service of process at that address will be Gateway Enterprises, inc.

                             ARTICLE III

Purpose: The purposes for which the corporation is organized are to engage in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America, and without limiting the generality of the foregoing, specifically:

1. To have and to exercise all the powers now or hereafter cconferred by the laws of the State of Nevada upon corporation organized pursuant to the laws under which the corporation is organized and any and all acts amendatory thereof and supplemental thereto.

2. To discount and negotiate promissory notes, drafts, bill of exchange and other evidence of debts, and to collect for others money due them on notes, checks, drafts bill of exchange, commercial paper and other evidence of indebtedness.

3. To purchase or otherwise acquire, own, hold, lease, sell, exchange, assign, transfer, mortgage, pledge, or otherwise dispose of, to guaranty, to invest, trade, and deal in and with personal property of every class and description.

4. To enter into any kind of contract or agreement, cooperative or profit sharing plan with its officers or employees that the corporation may deem advantageous or expedient or otherwise to reward or pay such persons for their services as the directors may deem fit.

5. To purchase, lease, or otherwise acquire, in whole or in part the business, the good will, rights, franchises and property of every kind, and to undertake the whole or any part of the assets or liabilities, of any person, firm, association, non-profit or profit corporation, or own property necessary or suitable for its purposes, and to pay the same in cash, in the stocks or bonds of this company or otherwise, to hold or in any manner dispose of the whole or any part of the business or property so acquired and to exercise all of the powers necessary or incidental to the conduct of such business.

6. To lend or borrow money and to negotiate and make loans, either on its own account or as agent, or broker for others.

7. To enter into, make, perform and carry out contracts of every kind and for any lawful purpose, without limit as to amount with any person, firm, association, cooperative profit or non-profit corporation, municipality, state or government or any subdivision, district or department thereof.

8. To buy, sell, exchange, negotiate, or otherwise deal in, or hypothecate securities, stocks, bonds, debentures, mortgages, notes or other collaterals or securities, created or issued by any corporation wherever organized including this corporation, within such limits as may be provided by law, and while owner of any such stocks or other collaterals to exercise all rights, powers and privileges of ownership, including the right to vote the same, to subscribe for stock of any corporation to be organized, other than to promote the organization thereof.

9. To purchase or otherwise acquire, own, hold, lease sell, exchange, assign, transfer, mortgage, pledge, license, or otherwise dispose of any letters, patents, copyrights, or trademarks of every class and description.

10. To do any and all other such acts, things, business or businesses in any manner connected with or necessary, incidental convenient or auxiliary to do any of these objects hereinbefore enumerated, or calculated, directly or indirectly, to promote the interest of the corporation; and in carrying on its purposes, or for the purpose of obtaining or furthering any of its business, to do any and all acts and things, and to exercise any and all other powers which a co-partners or natural person could do or exercise, and which now or hereafter may be authorized by law, here and in any other part of the world.

11. The several clauses contained in this statement of powers shall be construed as both purposes and powers. And the statements contained in each of these clauses shall be in no way limited or restricted, by reference to or inference from, the terms of any other clauses, but shall be regarded as independent purposes and powers; and no recitations, expression or declaration of specific or special powers or purposes herein enumerated shall be deemed to be exclusive, but is hereby expressly declared that all other lawful powers not inconsistent herewith, are hereby included.

                            ARTICLE IV

Stock: The aggregate number of shares which the corporation shall have authority to issue is 200,000,000 shares at a par value of .001 per share. All stock when issued shall be fully paid and non-assessable.

No holder of shares of common stock of the corporation shall be entitled, as such, to any pre-emptive or preferential rights to subscribe to any unissued stock or any other securities which the corporation may now or thereafter be authorized to issue. The board of directors of the corporation may, however, at its discretion, by resolution determine that any unissued securities of the corporation shall be offered for subscription solely to the holders of common stock of the corporation or solely to the holders of any class or classes of such stock, in such proportions based on stock ownership as said board at its discretion may determine.

Each share of common stock shall be entitled to one vote at stockholders meetings, either in person or my proxy. Cumulative voting in elections of directors and all other matters brought before stockholders meetings whether they be annual or special, shall not be permitted.

                             ARTICLE V

Stockholders meeting: Meetings of the shareholders shall be held at such place within or without the State of Nevada as may be provided by the by-laws of the corporation. Special meetings of the shareholders may be called by the president or any other executive officer of the corporation, the board of directors, or any member thereof, or by the record holder or holders of at lease ten percent (10%) of all shares entitled to vote at the meeting. Any action otherwise required to be taken at a meeting of the shareholders, except election of directors, may be taken, shall be signed by shareholders having at lease a majority of the voting power.

                             ARTICLE VI

Commencing business: The corporation shall not commence business until at least $1,000.00 received by it as consideration for the issuance of shares.

                              ARTICLE VII

Stock rights: The board of directors shall have the authority to determine the classes and series of any subsequent stock issued by the corporation and the right and preferences pertaining thereto.

                             ARTICLE VIII

Board of directors: A majority of the board of directors shall be necessary to constitute a quorum; and when so constituted, the board shall be authorized to transact such business as may be delegated to it by the stockholders and whenever the board of directors shall be so assembled an act as a board, either within or without the State of Nevada, any action taken shall be the action of the board of directors and shall be binding upon the corporation, provided that three days prior notice, given either orally or in writing, of the time and place of the meeting and of the nature of business proposed to be transacted shall have been given to the entire board of directors, unless such notice be waived as hereinafter provided. Any director may waive notice of any meeting; and in the event of such waiver, notice shall be in writing or written memorandum shall be made of an oral waiver of notice.

                                ARTICLE IX

Officers: The officers of the corporation shall consist of a board of directors of not less than three nor more than twenty-five. A chairman of the board of directors, a president, a vice-president, a secretary and a treasurer, who shall perform such duties and have such authority as usually pertains to such officers of a corporation or as may be prescribed by the board directors from time to time.

Qualification of officers: Officers and directors of the corporation need not be residents of the State of Nevada and need not own shares of the corporation's stock. The secretary and treasure may, but need not be, the same person.

Election: Directors shall be elected at the annual meeting of the shareholders, and the persons receiving the highest number of votes shall be declared duly elected, providing such numbers shall represent a majority of all votes cast. Within ten (10) days after the election, the directors shall meet and elect a president, vice-president, secretary and treasurer.

Term of office: The term of office of all directors and officers shall be one year, provided all directors and officers shall hold office until their successors are duly elected and qualified.

Resignation of officers: Any officer or director may resign by filing his written resignation with the secretary of the corporation, or in the case of the secretary, with the president of the corporation and upon acceptance thereof by the board of directors or if such board shall neglect to act upon such resignation within fourteen (14) days after receipt, the resignation shall become effective and the office shall be deemed vacant.

Removal of officers: Any officer or director of this corporation may be removed at any time without cause in the manner provided by the laws of the State of Nevada for the removal of such officer or director, or by a majority vote of the outstanding stock of the corporation at any special meeting of the stockholders called for that purpose as herein provided.

Vacancies: In the case of death, disability, or resignation of any officer or director of the company, the remaining directors or director of the company, even though less than a quorum, shall fill vacancies for the unexpired term or terms.

Original directors: The number of directors constituting the initial board of directors of the corporation is three (3), and the names and addresses of the persons who are the incorporators and who are to serve as directors until the first annual meeting of shareholders or until their successors are elected and qualified are:

1.  Shirrell W. Hughes
    2929 Hillsden Drive
    Salt Lake City, Utah 84117

2.  Catherine J. Leaututu
    7672 South 2030 West
    West Jordan, Utah  84084

3.  Kristin L. Fogle
    6088 West Borax Drive
    West Jordan, Utah  84084

                           ARTICLE X

Duration: The period of duration of the corporation shall be perpetual.

                           ARTICLE XI

Amendment: These articles of incorporation, by vote of not less than fifty per cent of the issued and outstanding capital stock of the corporation, may be deemed amended in any respect amendable at law at any meeting. A copy of the proposed amendment shall be given to the stockholders as provided in
ARTICLE VI hereof, for calling and holding meetings of the stockholders.

                           ARTICLE XII

By-laws: The board of directors of the corporation shall have authority to adopt such by-laws as in their judgment may be deemed necessary or advisable for the management and transaction of the business of the corporation provided that such by-laws are not in conflict with these articles of incorporation or the constitution of the State of Nevada.

IN WITNESS WHEREOF, the undersigned incorporations have hereunto affixed their signatures at Salt Lake City, Utah this 17th day of July 1984.

/s/  Shirrell W. Hughes
Sherrill W. Hughes, Director

/s/  Catherine J. Leaututu
Catherine J. Leaututu, Director

/s/  Kristen L. Fogle
Kristen L. Fogle, Director

State of Utah         )
                      :
County of Salt Lake   )

I, Kurtis D. Hughes, a notary public, do hereby certify that Shirrell W. Hughes, Catherine J. Leaututu, and Kristin L. Fogle, did personally appear before me to affix their signatures to this document.

/s/  Kurtis D. Hughes
Kurtis D. Hughes, Notary Public
Commission expires:  12-17-85

                              EX-3.2
        ARTICLE OF AMENDMENT TO THE ARTICLES OF INCORPORATION
                              TO THE
                  ARTICLES OF INCORPORATION OF
                   VENTURES DIVERSIFIED, LTD.

Pursuant to the provisions of the Nevada Business
Corporation to the undersigned Corporation hereby adopts the following Articles of Amendment to its Articles of Incorporation:

FIRST:  The name of the Corporation is M.V.I.D. International Corporation.

SECOND: The following amendments to the Articles of Incorporation was duly adopted by the shareholders of the corporation.

Article I of the Articles of Incorporation is hereby Amended as follows:

The name of the Corporation is M.V.I.D. International Corporation.

THIRD: The foregoing Amendment to the Articles of Incorporation was adopted by the shareholders of the corporation on the 20th day of February, 1987 in the manner prescribed by the laws of the State of Nevada.

FOURTH: The number of shares outstanding on said date was 32,000,000 shares and the number of shares entitled to vote was 32,000,000.

FIFTH: The number of shares voted for said Amendment was 28,660,000 shares and the number of shares voted against such Amendment was none.

SIXTH:  No class was entitled to vote thereon as a class.

SEVENTH: The manner in which any exchange reclassification or cancellation of issued and outstanding shares provided here shall be effected as follows:

Name Change

/s/  Thomas J. Russo
Thomas J, Russo, President

/s/  Jeffrey Brown
Jeffrey Brown, Secretary

State Of New York     )
                 :ss
County Of New York    )

On the 20th day of February, 1987, personally appeared before me the above signed persons, known to me to be the President and Secretary of Ventures Diversified, Ltd. And upon being duly sworn, did state the foregoing instrument was voluntarily signed by them for the purposes stated above.

/s/  Benjamin G. Sprecher
Benjamin G. Sprecher, Notary Public

                              EX-3.3
        CERTIFICATE OF AMENDMENT OF ARTICLES OF INCORPORATION
                 M.V.I.D. International Corporation

We, the undersigned, JON H. MARPLE, President and MARY BLAKE,
Secretary, of M.V.I.D. INTERNATIONAL CORPORATION, do hereby certify:

That the Board of Directors of said corporation at a meeting duly convened and held the 14th day of March, 1994, adopted a resolution to amend the original articles as follows:

Article I is hereby amended to read as follows:

The name of this Corporation is Micro-Lite Television.

The number of shares of the corporation outstanding and entitled to vote on an amendment to the Articles of Incorporation are 7,567,000; that the said change and amendment has been consented to and approved by a majority vote of the stockholders holding at least a majority of each class of stock outstanding and entitled to vote thereon.

Dated:  March 28, 1994
/s/  Jon H. Marple
Jon H. Marple, President

/s/  Mary Blake
Mary Blake, Secretary

ACKNOWLEDGMENT

STATE OF CALIFORNIA       )
                          )  ss
COUNTY OF ORANGE          )

On March 28, 1994, before me, Mary K. Meyer (name and title of officer), personally appeared JON H. MARPLE and MARY BLAKE, personally known to me (or proved to me on the basis of satisfactory evidence) to be the person whose name are subscribed to the within instrument and acknowledged to me that they executed the same in their authorized capacity (ies), and that by their signature(s) on the instrument the person(s), or the entity upon behalf of which the person(s) acted, executed the instrument.

/s/  Mary K. Meyer
Mary K. Mayer, Notary Public

                                EX-3.4
         CERTIFICATE OF AMENDMENT OF ARTICLES OF INCORPORATION
                   MICRO-LITE TELEVISION, INC.

We, the undersigned, JOHN C. SPRADLEY, III, President and
JON RICHARD "JR" MARPLE, Secretary of MICRO-LITE TELEVISION,
INC., do hereby certify:

Article I of the Articles of Incorporation is hereby amended to read as follows:

The name of this corporation is Superior Wireless Communications, Inc.

Article IV of the Articles of Incorporation is hereby amended to read as follows:

The aggregate number of shares of all classes of capital stock which the Corporation has authority to issue is 65,000,000 of which 50,000,000 are to be shares of common stock, $.001 par value per share, and of which 15,000,000 are to be shares of serial preferred stock, $.001 par value per share. The shares may be issued by the Corporation from time to time as approved by the board of directors of the Corporation without the approval of the stockholders except as otherwise provided in this
Article V or the rules of a national securities exchange if applicable. The consideration for the issuance of the shares shall be paid to or received by the Corporation in full before their issuance and shall not be less than the par value per share. The consideration for the issuance of the shares shall be cash, services rendered, personal property (tangible or intangible), real property, leases of real property or any combination of the foregoing. In the absence of actual fraud in the transaction, the judgment of the board of directors as the value of such consideration shall be conclusive. Upon payment of such consideration such shares shall be deemed to be fully paid and nonassessable. In the case of a stock dividend, the part of the surplus of the Corporation which is transferred to stated capital upon the issuance of shares as a stock dividend shall be deemed to be the consideration for their issuance.

A description of the different classes and series (if any) of the Corporation's capital stock, and a statement of the relative powers, designations, preferences and rights of the shares of each class and series (if any) of capital stock, and the qualifications, limitations or restrictions thereof, are as follows:

A. Common Stock: Except as provided in this Certificate, the holders of the common stock shall exclusively posses all voting power. Subject to the provisions of this Certificate, each older of shares of common stock shall be entitled to one vote for each share held by such holders.

Whenever there shall have been paid, or declared and set aside for payment, to the holders of the outstanding shares of any class or series of stock having preference over common stock as to the payment of dividends, the full amount of dividends and sinking fund or retirement fund or other retirement payments, if any, to which such holders are respectively entitled in preference to the common stock, then dividends may be paid on the common stock, and on any class or series of stock entitled to participate therewith as to dividends, out of any assets legally available for the payment of dividends, but only when and as declared by the board of directors of the Corporation.

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

B. Serial Preferred Stock, Except as provided in this Certificate, the board of directors of the Corporation is authorized, by resolution or resolutions from time to time adopted, to provide for the issuance of serial preferred stock in series and to fix and state the powers, designations, preferences and relative, participating, optional or other special rights of the shares of each such series, and the qualifications, limitation or restrictions there, including, but not limited to determination of any of the following:

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

(6) whether the shares of such series shall be entitled to the benefits of sinking or retirement fund to be applied to the purchase or redemption of such shares, and, if so entitled, the amount of such fund and the manner of its application, including the price or prices at which such shares may be redeemed or purchased through the application of such funds:

(7) whether the shares of such series shall be convertible into, or exchangeable for, shares of any other class or classes or any other series of the same or any other class or classes of stock of the Corporation and, if so convertible or exchangeable, the conversion price or prices, or the rate or rates of exchange, and the adjustments thereof, if any, at which such conversion or exchange may be made, and any other terms and conditions of such conversion.

(8) the subscription or purchase price and form of consideration for which the shares of such series shall be issued; and

(9) whether the shares of such series which are redeemed converted shall have the status of authorized but unissued shares of serial preferred stock and whether such shares may be reissued as shares of the same or any other series of serial preferred stock.

Each share of each series of serial preferred stock shall have the same relative powers, preferences and rights as, and shall be identical in all respects with, all the other shares of the Corporation of the same series, except the times from which dividends on shares which may be issued from time to time of any such series may begin to accrue.

The number of shares of the corporation outstanding and entitled to vote on an amendment to the Articles of Incorporation are 6,004,836; that the said change and amendment has been consented to and approved by majority vote of the stockholders holding at least a majority of each class of stock outstanding and entitled to vote thereon.

Dated:  October 31, 1996

/s/  John C. Spradley, III
John C. Spradley, III, President

/s/  Jon Richard "JR" Marple
Jon Richard "JR" Marple, Secretary

ACKNOWLEDGMENT

STATE OF TEXAS             )
                           )ss.
COUNTY OF HARRIS           )

On October 31, 1996, before me, Danyel Owens, personally appeared JOHN C. SPRADLEY, III and JON RICHARD "JR" MARPLE, personally known to me (or proved to me on the basis of satisfactory evidence) to be the persons whose names are subscribed to the within instrument and acknowledged to me that they executed the same in their authorized capacities, and that by their signatures on the instrument the persons, or the entity upon behalf of which the persons acted, executed the instrument.

WITNESS my hand and official seal.

/s/  Danyel Owens
Danyel Owens, Notary Public
My Commission Expires:  5-8-99

                                EX-3.5
       CERTIFICATE OF AMENDMENT OF ARTICLES OF INCORPORATION
             SUPERIOR WIRELESS COMMUNICATIONS, INC.

I the undersigned, Jon R. Marple, President and Secretary of
Superior Wireless Communications, Inc. (the "Corporation"), does hereby certify:

That the name of the Corporation is "Superior Wireless
Communications, Inc."

That the Board of Directors of the Corporation by Unanimous written Consent duly executed on the 12th day of July, 1999, adopted resolutions to amend the Articles of Incorporation as follows:

RESOLVED, that it is advisable in the judgment of the Board of Directors of the Corporation that the name of the Corporation be changed and that, in order to accomplish the same,
Article I of the Articles of Incorporation be amended and restated in its entirety to read as follows:

"The name of the corporation is JustWebit.com, Inc."

RESOLVED, that it is advisable in the judgment of the Board of Directors of the Corporation that the Corporation effect a 1 for 20 reverse stock split of the Corporation's Common Stock, and that, in order to accomplish the same, Article IV of the Articles of Incorporation be amended and restated in its entirety as follows:

"The aggregate number of shares of all classes of capital
stock which the Corporation has authority to issue is 65,000,000 of which 50,000,000 are to be shares of common stock, $0.001 par value per share, and of which 15,000,000 are to be shares of serial preferred stock, $0.001 par value per share. The shares may be issued by the Corporation from time to time as approved by the board of directors of t Corporation without the approval of the stockholders except as otherwise provided in this Article IV or the rules of a national securities exchange if applicable.
The consideration for the issuance of the shares shall be paid to or received by the Corporation in full before their issuance and
shall not be less than the par value per share.   The
consideration for the issuance of the shares shall be cash, services rendered, personal property (tangible or intangible), real property, leases of real property or any combination of the foregoing. In the absence of actual fraud in the transaction, the judgment of the board of directors as to the value of such consideration shall be conclusive. Upon payment of such consideration such shares shall be deemed to be fully paid and nonassessable. In the case of a stock dividend, the part of the surplus of the Corporation which is transferred to stated capital upon the issuance of shares as a stock dividend shall be deemed to be the consideration for their issuance.

A description of the different classes and series (if any) of the Corporation's capital stock, and a statement of the relative powers, designations, preferences and rights of the shares of each class and series of capital stock, and the qualifications, limitations or restrictions thereof, are as follows:

A. COMMON STOCK. Except as provided in this Certificate, the holders of the common stock shall exclusively possess all voting power. Subject to the provisions of this Certificate, each holder of shares of common stock shall be entitled to one vote for each shares held by such holders.

Whenever there shall have been paid, or declared and set aside for payment, to the holders of the outstanding shares of any class or series of stock having preference over the common stock as to the payment of dividends, the full amount of dividends and sinking fund or retirement fund or other retirement payments, if any, to which such holders are respectively entitled in preference to the common stock, and on any class or series of stock entitled to participate therewith as to dividends, out of any assets legally available for the payment of dividends, but only when and as declared by the board of directors of the Corporation.

In the event of any liquidation, dissolution or winding up of the Corporation, after there shall have been paid, or declared and set aside for payment to the holders of the outstanding shares of any class having preference over the commons stock in any such event, the full preferential amounts to which they are respectively entitled the holders of the common stock and of any class or series of stock entitled to participate therewith, in whole or in part, as to distribution of assets shall be entitled, after payment or provision for payment of all debts and liabilities of the Corporation, to receive the remaining assets of the Corporation available for distribution, in cash or in kind.

Each share of common stock shall have the same relative powers, preferences and rights as, and shall be identical in all respects with, all the other shares of common stock of the Corporation.

B. SERIAL PREFERRED STOCK. Except as provided in this Certificate, the board of directors of the Corporation is authorized, by resolution or resolutions from time to time adopted, to provide for the issuance of serial preferred stock in series and to fix and state the powers, designations, preferences and relative, participating, optional or other special rights of the shares of each such series, and the qualifications, limitation or restrictions thereof, including, but not limited to, determination of any of the following:

(1) the distinctive serial designation and the number of shares constituting such series;

(2) the rights in respect of dividends, if any to be paid on the shares of such series, whether dividends shall be cumulative and, if so, from which date or dates, the payment or date or dates for dividends, and the participating or other special rights, if any with respect to dividends:

(3)  the voting powers, full or limited, if any, of the shares of such series;

(4) whether the shares of such series shall be redeemable and, if so, the price or prices of which, and the terms and conditions upon which such shares may be redeemed;

(5) the amount or amounts payable upon the shares of such series in the event of voluntary or involuntary liquidation, dissolution or winding up of the Corporation;

(6) whether the shares of such series shall be entitled to the benefits of a sinking or retirement fund to be applied to the purchase or redemption of such shares, and, if so entitled, the amount of such fund and the manner of its application, including the price or prices at which such shares may be redeemed or purchased through the application such funds.

(7) whether the shares of such series shall be convertible into, or exchangeable for, shares of any other class or any other series of the same or any other class or classes of stock of the Corporation and, if so convertible or exchangeable, the conversion price or prices, or the rate or rates of exchange, and the adjustments thereof, if any at which such conversion or exchange may be made, and any other terms and conditions such conversion or exchange;

(8) the subscription or purchase price and form of consideration for which the shares of such series shall be issued; and

(9) whether the shares of such series which are redeemed or converted shall have the status of authorized but unissued shares of serial preferred stock and whether such shares may be reissued as shares of the same or any other series of serial preferred stock.

Each share of each such series of serial preferred stock shall have the same relative powers, preferences and rights as, and shall be identical in all respects with, all the other shares of the Corporation of the same series, except the times from which dividends on shares which may be issued from time to time of any such series may begin to accrue.

Upon the date of filing of this amendment to the Articles of Incorporation, every twenty (20) shares of Common Stock issued and outstanding are hereby converted, combined and reconstituted into one share of Common Stock. No fractional shares shall be issued upon such conversion of the Common Stock. In lieu of any fractional shares, each holder of Common Stock who would otherwise have been entitled to receive a fraction of a share of Common Stock upon surrender of Common Stock certificates for exchange pursuant to this Article IV shall be entitled to receive a stock certificate representing the next highest whole number of shares. Any and all other outstanding shares or securities that are convertible into Common Stock shall be subject to appropriate and corresponding adjustments at the time of conversion.

RESOLVED, that in lieu of a special meeting of stockholders, the Corporation will conduct a Consent Vote for the approval of the above-described name change and reverse stock split pursuant to the foregoing amendments to Article I and Article IV of the Articles of Incorporation; and further

RESOLVED, that, in the event that the said stockholders shall adopt the aforesaid proposed amendments by a written consent in favor thereof signed by holders of at least a majority of the voting power without a meeting, the Corporation is hereby authorized to make by the hands of its President or a Vice President and by its Secretary or an Assistant Secretary a certificate setting forth the said amendments and to cause the same to be filed pursuant to the provisions of Nevada Revised Statutes, Title 7, Chapter 78.

3. That the total number of shares of the corporation outstanding and entitled to vote on the foregoing Amendment(s) to the Articles of Incorporation is 36,474,581.

4. That the above-described changes and Amendments(s) have been consented to and approved by holders of at least a majority of shares of each class of stock outstanding and entitled to vote thereon, action by written consent in accordance with the provisions of Nevada Revised Statutes, Title 7, Section 78.320.

Signed on 8/17, 1999.
/s/  Jon R. Marple
Jon R. Marple, President and Secretary

STATE OF WASHINGTON         )
                            )ss.
COUNTY OF SNOHOMISH         )

On August 17, 1999, personally appeared before me, a Notary Public for the State and County aforesaid, Jon R. Marple, as President and Secretary of Superior Wireless Communications, Inc., who acknowledged that he executed the above instrument.

/s/  Jody C. Serl
Jody C. Serl, Notary Public
My Commission Expires:  1/29/2001

                               EX-3.6
                               BYLAWS
                                 OF
                         JUSTWEBIT.COM, INC.

Article I:  Offices

The principal office of JustWebIt.com, Inc. ("Corporation") in the State of Utah shall be located in Orem. The Corporation may have such other offices, either within or without the State of Nevada, as the Board of Directors my designate or as the business of the Corporation my require from time to time.

Article II:  Shareholders

Section 1. Annual Meeting. The annual meeting of the shareholders shall be held on such date during the calendar year as may be designated by the Board of Directors. If the day fixed for the annual meeting shall be a legal holiday in the Sate of Nevada, such meeting shall be held on the next succeeding business day. If the election of Directors shall be held on the day designated herein for any annual meeting of the shareholders or at any adjournment thereof, the Board of Directors shall cause the election to be held at a special meeting of the shareholders as soon thereafter as conveniently may be.

Section 2. Special Meetings. Special meetings of the shareholders, for any purpose or purposes, unless otherwise prescribed by statute, may be called by the President or by the Board of Directors, and shall be called by the President at the request of the holders of not less than ten percent (10%) of all the outstanding shares of the Corporation entitled to vote at the meeting.

Section 3. Place of Meeting. The Board of Directors my designate any place, either within our without the State of Nevada, unless otherwise prescribed by statute, as the place of meeting for any annual meeting or for any special meeting. A waiver of notice signed by all shareholders entitled to vote at a meeting may designate any place, either within our without the State of Nevada, unless otherwise prescribed by statute, as the place for the holding of such meeting. If no designation is made, the place of meeting shall be the principal office of the Corporation.

Section 4. Notice of Meeting. Written notice stating the place, day and hour of the meeting and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall unless otherwise prescribed by statute, be delivered not less than ten (10) nor more than sixty (60) days before the date of the meeting, to each shareholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States Mail, addressed to the shareholder at his address as it appears on the stock transfer books of the Corporation, with postage thereon prepaid.

Section 5. Closing of Transfer Books or Fixing of Record. For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or shareholders entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the Board of Directors of the Corporation may provide that the stock transfer books shall be closed for a stated period, but not to exceed in any case fifty
(50) days. If the stock transfer books shall be closed for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for at least fifteen (15) days immediately preceding such meeting.
In lieu of closing the stock transfer books, the Board of Directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than thirty (30) days and, in case of a meeting of shareholders, not less than ten (10) days, prior to the date on which the particular action requiring such determination of shareholders is to be taken. If the stock transfer books are not closed and no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders, or shareholders entitled to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section, such determination shall apply to any adjournment thereof.

Section 6. Voting Lists. The officer or agent having charge of the stock transfer books for shares of the Corporation shall make a complete list of shareholders entitled to vote at each meeting of shareholders or any adjournment thereof, arranged in alphabetical order, with the address of and the number of shares
held by each.   Such lists shall be produced and kept open at the
time and place of the meeting and shall be subject to the inspection of any shareholder during the whole time of the meeting for the purposes thereof.

Section 7. Quorum. A majority of the outstanding shares of the Corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of shareholders. If less than a majority of the outstanding shares are represented at a meeting, a majority of the shares so represented may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally noticed. The shareholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum.

Section 8. Proxies. At all meetings of shareholders, a shareholder may vote in person or by proxy executed in writing by the shareholder or by his or duly authorized attorney-in-fact. Such proxy shall be filed with the secretary of the Corporation before or at the time of the meeting. A meeting of the Board of Directors my be had by means of telephone conference or similar communications equipment by which all persons participating in the meeting can hear each other, and participation in a meeting under such circumstances shall constitute presence at the meeting.

Section 10. Voting of Shares by Certain Holders. Shares standing in the name of another Corporation may be voted by such officer, agent or proxy as the Bylaws of such Corporation may prescribe or, in the absence of such provision, as the Board of Directors of such Corporation may determine.

Shares held by an administrator, executor, guardian or conservator my be voted by him either in person or by proxy, without a transfer of such shares into his name. Shares standing in the name of a trustee may be voted by him, either in person or by proxy, but no trustee shall be entitled to vote shares held by him without a transfer of such shares into his name.

Shares standing in the name of a receiver may be voted by such receiver, and shares held by or under the control of a receiver may be voted by such receiver without the transfer thereof into his name, if authority to do so be contained in an appropriate order of the court by which such receiver was appointed.

A shareholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee, and thereafter the pledgee shall be entitled to vote the shares so transferred.

Shares of its own stock belonging to the Corporation shall not be voted directly or indirectly, at any meeting, and shall not be counted in determining the total number of outstanding shares at any given time.

Section 11. Informal Action by Shareholders. Unless otherwise provided by law, any action required to be taken at a meeting of the shareholders, or any other action which may be taken at a meeting of the shareholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the shareholders entitled to vote with respect to the subject matter thereof.

Article III:  Board of Directors

Section 1. General Powers. The business and affairs of the Corporation shall be managed by its Board of Directors.

Section 2. Number, Tenure and Qualifications. The number of Directors of the Corporation shall be fixed by the Board of Directors, but in no event shall be less than one (1). Each Director shall hold office until the next annual meeting of shareholder and until his successor shall have been elected and qualified.

Section 3. Regular Meetings. A regular meeting of the Board of Directors shall be held without other notice than this Bylaw immediately after, and at the same place as, the annual meeting of shareholders. The Board of Directors may provide, by resolution, the time and place for the holding of additional regular meetings without notice other than such resolution.

Section 4. Special Meetings. Special meetings of the Board of Directors may be called by or at the request of the President or any two Directors. The person or persons authorized to call special meetings of the Board of Directors may fix the place for holding any special meeting of the Board of Directors called by them.

Section 5. Notice. Notice of any special meeting shall be given at least one (1) day previous thereto by written notice delivered personally or mailed to each Director at his business address, or by telegram. If mailed, such notice shall be deemed to be delivered when deposited in the United Sates mail so addressed, with postage thereon prepaid. If notice be given by telegram, such notice shall be deemed to be delivered when the telegram is delivered to the telegraph company. Any Directors may waive notice of any meeting. The attendance of a Director at a meeting shall constitute a waiver of notice of such meeting, except where a Director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

Section 6. Quorum. A majority of the number of Directors fixed by Section 2 of the Article III shall constitute a quorum for the transaction of business at any meeting of the Board of Directors, but if less than such majority is present at a meeting, a majority of the Directors present may adjourn the meeting from time to time without further notice.

Section 7. Manner of Acting. The act of the majority of the Directors present at a meeting at which a quorum is present shall be the act of the Board of Directors.

Section 8. Action Without a Meeting. Any action that may be taken by the Board of Directors at a meeting may be taken without a meeting if a consent in writing, setting forth the action so to be taken, shall be signed before such action by all of the Directors.

Section 9. Vacancies. Any vacancy occurring in the Board of Directors may be filled by the affirmative vote of a majority of the remaining Directors though less than a quorum of the Board of Directors, unless otherwise provided by law. A Director elected to fill a vacancy shall be elected for the unexpired term of his predecessor in office. Any Directorship to be filled by reason of an increase in the number of Directors may be filled by election by the Board of Directors for a term of office continuing only until the next election of Directors by the shareholders.

Section 10. Compensation. By resolution of the Board of Directors, each Director may be paid his expenses, if any, of attendance at each meeting of the Board of Directors, and may be paid a stated salary as a Director or a fixed sum for attendance at each meeting of the Board of Directors or both. No such payment shall preclude any Director from serving the Corporation in any other capacity and receiving compensation thereof.

Section 11. Presumption of Assent. A Director of the Corporation who is present at a meeting of the Board of Directors at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless his dissent shall be entered in the minutes of the meeting or unless he shall file his written dissent to such action with the person acting as the Secretary of the meeting before the adjournment thereof, or shall forward such dissent by registered mail to the Secretary of the Corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a Director who voted in favor of such action.

Article IV:  Officers

Section 1. Number. The officers of the Corporation shall be a President, one or more Vice Presidents, a Secretary and a Treasurer, each of whom shall be elected by the Board of Directors. Such other officers and assistant officers as may be deemed necessary may be elected or appointed by the Board of Directors, including a Chairman of the Board. In its discretion, the Board of Directors may leave unfilled for any such period as it may determine any office except those of President and Secretary. Any two or more offices may be held by the same person. Officers may be Directors or shareholders of the Corporation.

Section 2. Election and Term of Office. The officers of the Corporation to be elected by the Board of Directors shall be elected annually by the Board of Directors at the first meeting of the Board of Directors held after each annual meeting of the shareholders. If the election of officers shall not be held at such meeting, such election shall be held as soon thereafter as conveniently may be. Each officer shall hold office until his successor shall have been duly elected and shall have qualified, or until his death, or until he shall resign or shall have been removed in the manner hereinafter provided.

Section 3. Removal. Any officer or agent may be removed by the Board of Directors whenever, in its judgment, the best interests of the Corporation will be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. Election or appointment of an officer or agent shall not of itself create contract rights, and such appointment shall be terminable at will.

Section 4. Vacancies. A vacancy in any office because of death, resignation, removal, disqualification or otherwise, may be filled by the Board of Directors for the unexpired portion of the term.

Section 5. President. The President shall be the principal executive officer of the Corporation and, subject to the control of the Board of Directors, shall in general supervise and control all of the business and affairs of the Corporation. He shall, when present, preside at all meetings of the shareholders and of the Board of Directors, unless there is a Chairman of the Board, in which case the Chairman shall preside. He may sign, with the Secretary or any other proper officer of the Corporation thereunto authorized by the Board of Directors, certificates for shares of the Corporation, any deed, mortgages, bonds, contract, or other instruments which the Board of Directors has authorized to be executed, except in cases where the signing and execution thereof shall be expressly delegated by the Board of Directors or by there Bylaws to some other officer or agent of the Corporation, or shall be required by law to be otherwise signed or executed; and in general shall perform all duties incident to the office of President and such other duties as may be prescribed by the Board of Directors from time to time.

Section 6. Vice President. In the absence of the President or in the event of his death, inability or refusal to act, the Vice President shall perform the duties of the President, and when so acting, shall have all the powers of and be subject to all the restrictions upon the President. The Vice President shall perform such other duties as from time to time may be assigned to him by the President or by the Board of Directors, If there is more than one Vice President, each Vice President shall succeed to the duties of the President in order of rank as determined by the Board of Directors. If no such rank has been determined, then each Vice President shall succeed to the duties of the President in order of date of election, the earliest date having the first rank.

Section 7. Secretary. The Secretary shall: (a) keep the minutes of the Board of Directors in one or more minute books provided for the purpose; (b) see that all notices are duly given in accordance with the provisions of the Bylaws or as required by law; (c) be custodian of the corporate records and of the seal of the Corporation and see that the seal of the Corporation is affixed to all documents, the execution of which on behalf of the Corporation under its seal is duly authorized;
(d) keep a register of the post office address of each shareholder which shall be furnished to the Secretary by such shareholder; (e) sign with the President certificates for share of the Corporation, the issuance of which shall have been authorized by resolution of the Board of Directors; (f) have general charge of the stock transfer books of the Corporation, and (g) in general perform all duties incident to the office of the Secretary and such other duties as from time to time may be assigned to him by the President or by the Board of Directors.

Section 8. Treasurer. The Treasurer shall: (a) have charge and custody of and be responsible for all funds and securities of the Corporation; (b) receive and give receipts for moneys due and payable to the Corporation in such banks, trust companies or other depositories as shall be selected in accordance with the provisions of Article VI of these Bylaws; and (c) in general perform all of the duties incident to the office of Treasurer and such other duties as from time to time may be assigned to him by the President or by the Board of Directors. If required by the Board of Directors, the Treasurer shall give a bond for the faithful discharge of his duties in such sum and with such sureties as the Board of Directors shall determine.

Section 9. Salaries. The salaries of the officers shall be fixed from time to time by the Board of Directors, and no officer shall be prevented from receiving such salary by reason of the fact that he is also a Director of the Corporation.

Article V:  Indemnity

Section 1. Definitions. For purposes of this Article, "Indemnitee" shall mean each Director or Officer who was or is a party to, or is threatened to be made a party to, or is otherwise involved in, any Proceeding (as hereinafter defined), by reason of the fact that he or she is or was a Director or Officer of this Corporation or is or was serving in any capacity at the request of this Corporation as a Director, Officer, employee, agent, partner, or fiduciary of, or in any other capacity for, another corporation, partnership, joint venture, trust, or other enterprise. The term "Proceeding" shall mean any threatened, pending or completed action or suit (including, without limitation, an action, suit or proceeding by or in the right of this Corporation), whether civil, criminal, administrative or investigative.

Section 2. Indemnification. Each Indemnitee shall be indemnified and held harmless by this Corporation for all actions taken by him or her, and for all omissions (regardless of the date of any such action or omission), to the fullest extent permitted by Nevada law, against all expense, liability and loss (including, without limitation, attorney fees, judgments, fines, taxes, penalties, and amounts paid or to be paid in settlement) reasonably incurred or suffered by the Indemnitee in connection with any Proceeding. Indemnification pursuant to this Section shall continue as to an Indemnitee who has ceased to be a Director or Officer and shall inure to the benefit of his or her heirs, executors and administrators. This Corporation may, by action of its Board of Directors, and to the extent provided in such action, indemnify employees and other persons as though they were Indemnitees. The rights to indemnification as provided in this Article shall be non-exclusive of any other rights that any person may have or hereafter acquire under an statute, provision of this Corporation's Articles of Incorporation or Bylaws, agreement, vote of stockholders or Directors, or otherwise.
Section 3. Financial Arrangements. This Corporation may purchase and maintain insurance or make other financial arrangements on behalf of any person who is or was a Director, Officer, employee or agent of this Corporation, or is or was serving at the request of this Corporation in such capacity for another corporation, partnership, joint venture, trust or other enterprise for any liability asserted against him or her and liability and expenses incurred by him or her in such capacity, whether or not this Corporation has the authority to indemnify him or her against such liability and expenses.

The other financial arrangements which may be made by this Corporation may include, but are not limited to, (a) creating a trust fund; (b) establishing a program of self-insurance; (c) securing its obligation of indemnification by granting a security interest or other lien on any of this Corporation's assets, and
(d) establishing a letter of credit, guarantee or surety. No financial arrangement made pursuant to this section may provide protection for a person adjudged by a court of competent jurisdiction, after exhaustion of all appeals therefrom, to be liable for intentional misconduct, fraud, or a knowing violation of law, except with respect to advancing expenses or indemnification ordered by a court. Any insurance or other financial arrangement made on behalf of a person pursuant to this section may be provided by this Corporation or any other person approved by the Board of Directors, even if all or part of the other person's stock or other securities is owned by this Corporation. In the absence of fraud:

(a) the decision of the Board of Directors as to the propriety of the terms and conditions of any insurance or other financial arrangement made pursuant to this section, and the choice of the person to provide the insurance or other financial arrangement is conclusive; and

(b) the insurance or other financial arrangement is not void or voidable; does not subject any Director approving it to personal liability for his action; and even if a Director approving the insurance or other financial arrangement is a beneficiary of the insurance or other financial arrangement.

Section 4. Contract of Indemnification. The provisions of this Article relating to indemnification shall constitute a contract between this Corporation and each of its Directors and Officers, which may be modified as to any Director or Officer only with that person's consent or as specifically provided in this section. Notwithstanding any other provision of the Bylaws relating to their amendment generally, any repeal or amendment of this Article which is adverse to any Director or Officer shall apply to such Director or Officer only on a prospective basis and shall not limit the rights of an Indemnitee to indemnification with respect to any action or failure to act occurring prior to the time of such repeal or amendment. Notwithstanding any other provision of these Bylaws, no repeal or amendment of these Bylaws shall affect any or all of this Article so as to limit or reduce the indemnification in any manner unless adopted by (a) the unanimous vote of the Directors of this Corporation then serving, or (b) the stockholders as set forth in Article XII hereof; provided that no such amendment shall have retroactive effect inconsistent with the preceding sentence.

Section 5. Nevada Law. References in this Article to Nevada law or to any provision thereof shall be to such law as it existed on the date these Bylaws were adopted or as such law thereafter may be changed; provided that (a) in the case of any change which expands the liability of an Indemnitee or limits the indemnification rights or the rights to advancement of expenses which this Corporation may provide, the rights to limited liability, to indemnification and to the advancement of expenses provided in this Corporation's Articles of Incorporation, these Bylaws, or both shall continue as theretofore to the extent permitted by law; and (b) if such change permits this Corporation, without the requirement of any further action by stockholders or Directors, to limit further the liability of Indemnitees or to provide broader indemnification rights or rights to the advancement of expenses than this Corporation was permitted to provide prior to such change, liability thereupon shall be so limited and the rights to indemnification and advancement of expenses shall be so broadened to the extent permitted by law.

Article VI:  Contracts, Loans, Checks, and Deposits

Section 1. Contracts. The Board of Directors may authorize any office or officers, agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the Corporation, and such authority may be general or confined to specific instances.

Section 2. Loans. No loans shall be contracted on behalf of the Corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the Board of Directors. Such authority may be general or confined to specific instances.

Section 3. Checks, Drafts, etc. All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the Corporation, shall be signed by such officer or officers, agent or agents of the Corporation and in such manner as shall from time to time be determined by resolution of the Board of Directors.

Section 4. Deposits. All funds of the Corporation not otherwise employed shall be deposited from time to time to the credit of the Corporation in such banks, trust companies or other depositories as the Board of Directors may select.

Article VII: Certificates for Shares and Their Transfer

Section 1. Certificates for Shares. Certificates representing shares of the Corporation shall be in such form as shall be determined by the Board of Directors. Such certificates shall be signed by the President and by the Secretary or by such other officers authorized by law and by the Board of Directors so to do, and sealed with the corporate seal. All certificates for shares shall be consecutively numbered or otherwise identified. The name and address of the person to whom the shares represented thereby are issued, with the number of shares and date of issue, shall be entered on the stock transfer books of the Corporation. All certificates surrendered to the Corporation for transfer shall be cancelled and no new certificate shall be issued until the former certificate for a like number of shares shall have been surrendered and cancelled, expect that in case of a lost, destroyed or mutilated certificate a new one may be issued therefore upon such terms and indemnity to the Corporation as the Board of Directors may prescribe.

Section 2. Transfer of Shares. Transfer of shares of the Corporation shall be made only on the stock transfer books of the Corporation by the holder of record thereof or by his legal representative, who shall furnish proper evidence of authority to transfer, or by his attorney thereunto authorized by power of attorney duly executed and filed with the Secretary of the Corporation, and on surrender for cancellation of the certificate for such shares. The person in whose name shares stand on the books of the Corporation shall be deemed by the Corporation to be the owner thereof for all purposes; provided, however, that upon any action undertaken by the shareholder to elect S Corporation status pursuant to Section 1362 of the Internal Revenue Code and upon any shareholders agreement thereto restricting the transfer of said shares so as to disqualify said S Corporation status, said restriction on transfer shall be made a part of the Bylaws so long as said agreements is in force and effect.

Article VIII:  Fiscal Year

The fiscal year of the Corporation shall begin on the 1st day of January and end on the 31st day of December of each year.

Article IX:  Dividends

The Board of Directors may from time to time declare, and the Corporation may pay, dividends on its outstanding shares in the manner and upon the terms and condition provided by law and its Articles of Incorporation.

Article X:  Corporate Seal

The Board of Directors shall provide a corporate seal which shall be circular in form and shall have inscribed thereon the name of the Corporation and the state of incorporation and the words
"Corporate Seal."

Article XI:  Waiver of Notice

Unless otherwise provided by law, whenever any notice is required to be given to any shareholder or Director of the Corporation under the provision of the Articles of Incorporation or under the provisions of the applicable Business Corporation Act, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.

Article XII:  Amendments

These Bylaws may be altered, amended or repealed and new Bylaws may be adopted by the Board of Directors at any regular or special meeting of the Board of Directors, or by the shareholder as any regular or special meeting of the shareholders.

The above Bylaws are certified to have been adopted by the Board of Directors of the Corporation on the 1st day of March, 2001.


/s/  Gary Borglund
Gary Borglund, Director


/s/  Gary Fox
Gary Fox, Director


/s/  Richard Overdorff
Richard Overdroff, Director

                               EX-21
                 SUBSIDIARIES OF THE REGISTRANT


Media Rage of Utah, Inc., a Utah corporation.