Form 10QSB
period 2001-03-31
JUSTWEBIT COM INC
filed 2001-05-15
CIK 793986

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2001
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                       COMMISSION FILE NUMBER: 33-5902-NY

                           JUSTWEBIT.COM, INC.
          (Exact name of Registrant as specified in its charter)

              Nevada                                    22-2774460
(State or jurisdiction of incorporation             I.R.S. Employer
            or organization)                     Identification No.)

930 South State Street, Suite 10  Orem, Utah                         84097
     (Address of principal executive offices)                    (Zip Code)

              Registrant's telephone number:  (801) 434-7500

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

As of March 31, 2001, the Registrant had 21,076,394. shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes  No X.

                            TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       PAGE

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2000                3

         CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED
         MARCH 31, 2000 AND MARCH 31, 2001                              4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED
         MARCH 31, 2000 AND MARCH 31, 2001                              5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     6

ITEM 2.  PLAN OF OPERATION                                              8

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                             11

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                     11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           12

ITEM 5.  OTHER INFORMATION                                             12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              12

SIGNATURE                                                              13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                             JUSTWEBIT.COM, INC.
                         CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                                            March 31 2001

                                   ASSETS

Current Assets:
Cash                                                              7,088
Total Current Assets                                              7,088
Property, Plant & Equipment                                      20,775

Other Assets:
Intangibles                                                     300,000
Deposits                                                              0
                                                                300,000

                                                                327,863

                    LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses                            59,880
Note Payable                                                    296,400
Payable - Related Parties                                       259,970
Total Current Liabilities                                       616,250
Long-Term Debt                                                        0

Stockholders' Equity:
Common Stock, $.001 par value;
Authorized 100,000,000 shares;
Issued and Outstanding 21,076,394
at March 31, 2001                                                21,076
Additional Paid-in Capital                                    6,188,261
Retained Earnings (Deficit)                                  (6,497,724)
Total Stockholders' Equity                                     (288,387)
                                                                327,863

See accompanying notes to consolidated financial statements

                             JUSTWEBIT.COM, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                           Three Months     Three Months
                                              Ended            Ended
                                           March 31 2000    March 31 2001

Revenues                                         113,930           48,309
Cost of Sales                                     27,372           15,352
Gross Profit                                      86,558           32,957
Forgiveness of Debt Income                             0           21,095
Loss on Disposition of Assets                          0          (27,280)
Gain/Loss on Securities Sales                     66,964                0
Other Income                                         597              250
General and Administrative Expenses              154,668           24,237
Outside and Professional Services                171,022           24,485
Salaries and Benefits                            192,710           69,750
Depreciation and Amortization                      2,873            1,298
Interest Expense                                   8,355           17,683
State Taxes                                            0              200
                                                 529,628          137,653

Net Income (Loss)                               (375,509)        (110,631)

Basic net loss per common share                    (0.03)          (0.006)

Weighted average common shares
Outstanding                                   11,070,825       17,737,808

See accompanying notes to consolidated financial statements

                               JUSTWEBIT.COM, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                           Three Months     Three Months
                                              Ended            Ended
                                           March 31 2000    March 31 2001

OPERATING ACTIVITIES
Net Income (Loss)                               (375,509)        (110,631)

Adjustments:
Depreciation and Amortization                      2,873            1,298
Changes in current accounts                      224,427          (32,125)
Expenses Paid with Common Stock                        0           10,399
(Increase) Decrease in Notes Receivable           19,875                0
Net Cash Required by Operating Activities       (128,334)        (131,059)

FINANCING ACTIVITIES

Loans                                              2,575           28,291
Sale of Common Stock                             207,113           75,000
Repayment of Loans                               (65,598)               0
Repayment of Loans with stock                        907                0
Net Cash Provided by Financing Activities        144,997          103,291

INVESTING ACTIVITIES

Loss on Asset Dispositions                             0           27,435
Net Cash Provided by Investing
Activities                                             0           27,435
Increase (Decrease) in Cash and
Cash Equivalents                                  16,663             (333)
Cash and Cash Equivalents at
Beginning of Period                              172,356            7,421
Cash and Cash Equivalents at
End of Period                                    189,019            7,088

See accompanying notes to consolidated financial statements

                               JUSTWEBIT.COM, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included.

NOTE 2.  CAPITALIZATION

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

NOTE 3.  RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their business interests. The Company has not formulated a policy for the resolution of such conflicts.

On February 8, 2001, the Company converted all amounts owed to Jon Richard Marple, then the Company's Chairman and president, and to Jon H. Marple, his father, into Convertible Debentures (the "Debentures"). These amounts were equal to $149,874 and $110,075, respectively. The terms of these Debentures delayed any interest from accruing until May 31, 2001. At this time the interest rate is 8%. At any time from May 31, 2001 until the Debentures are paid in full, the holders may convert any portion of the outstanding balance, including accrued interest, at a rate equal to 80% of the average closing bid price for the five days prior to the conversion date.

NOTE 4.  INCOME TAXES

The Company has available at March 31, 2001, net operating loss carryforwards of approximately $4.8 million which may provide future tax benefits expiring beginning in June of 2006.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

The Registrant offers a host of e-commerce solutions designed to target and assist small to mid-sized businesses to effectively sell their products online. The foundation of the Registrant's business is a free and instant e-commerce solution for existing or new web sites through technology that allows businesses to easily build and maintain complete e-commerce web sites. The system allows simple point-and-click site creation, catalog deployment and interfacing merchant accounts. As of March 31, 2001, the Registrant had in excess of 20,000 customers that have signed up for this service. The Registrant generates revenues from its customer base by selling a host of product upgrades and services as well as through the sale of banner advertisements.

The Registrant is poised to unveil a new domain registration platform that is anticipated to increase revenues later in the current fiscal year. This platform will enable the Registrant to offer inexpensive domain name registrations to all of its customers. The combination of the Registrant's free e-commerce builder with an inexpensive domain name registration should continue to increase the Registrant's customer base.

Results of Operations.

(a)  Revenues.

The Registrant reported $48,309 in gross income for the current quarter. This represents a 58% decrease from the quarter ended March 31, 2000 which generated revenues of $113,930. The decrease in revenues was a result of staff reductions and halting of any marketing efforts until the Registrant fully implements the new technologies and strategies for its anticipated future growth.

(b)  Selling, General and Administrative Expenses.

The current quarter's loss was attributable selling, general and administrative ("SG&A") expenses of which salaries and professional services made up the largest portion. The salaries for the current quarter totaled $56,741, this represented 47% of total SG&A costs of $119,770. Salaries in the same quarter in the previous year were $176,575, or 34% of SG&A costs of $521,273. Professional fees and outside services in the current quarter totaled $24,485, or 20% of SG&A costs. Professional fees of $171,022 (33% of SG&A costs) were incurred in the quarter ended March 31, 2000. The dramatic decrease in expenditures was as a result of staff reductions and a redirection of the Registrant's efforts. The Registrant is currently redirecting its efforts towards delivering products and services that will immediately increase revenues, as opposed to the previous strategy of giving away services in hopes of later selling upgrades. The Registrant did not incur any advertising or marketing costs in the current quarter, compared with total advertising and marketing costs of $91,330 (18% of total SG&A costs) in the quarter ended March 31, 2000.

(c)  Depreciation and Amortization.

Depreciation and amortization for the three months ended
March 31, 2001 was $1,298. This is substantially lower than the depreciation and amortization of $2,873 expensed in the three months ended March 31, 2000.

(d)  Interest Expense.

The Registrant incurred interest charges (net of interest income) of $17,683 in the three months ended March 31, 2001, compared with such charges of $8,355 in the three months ended March 31, 2000. Nearly all of the current quarter's interest expense is in the accrual on the amount owed to Newport Financial, which is accruing at a rate of 24% per annum (the default rate under the note). See "Certain Indebtedness" below.

(e)  Income Tax Benefit.

For the three months ended March 31, 2001, the Registrant had available net operating loss carryforwards of approximately $4.8 million which may provide future tax benefits expiring beginning in June of 2006; this compares with net operating loss carryforwards of approximately $4.7 million the previous year's period. Approximately $1,000,000 of this net operating loss was carried forward from the business of Marrco and is limited under Internal Revenue Code Section 381. This limits the use of this portion of the Registrant's net operating loss carryforward to approximately $70,000 per year. The Registrant has not recognized any of this tax benefit as an asset due to uncertainty of future income.

(f)  Net Loss.

The Registrant reported a net loss of $110,631 for the three months ended March 31, 2001. This is compared to a net loss of $375,509 for the three months ended March 31, 2000.

Liquidity and Capital Resources.

The Registrant currently has total current assets of $7,088
and total current liabilities of $616,250, resulting in net
working capital deficit of $609,162.   Approximately 42% of total
current liabilities, or $259,970, represent convertible debentures payable to shareholders. The Registrant is currently in negotiations for additional capital to finance its future growth plans.

Certain Indebtedness.

(a)  Newport Federal Financial.

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

(b)  Jon Richard Marple and Jon H. Marple.

On February 5, 2001, the Registrant converted all amounts owed to Jon Richard Marple, then the Company's chairman and president, and to Jon H. Marple, his father, into convertible debentures ("Debentures") (see Exhibit 4.3 to this Form 10-QSB). These amounts were equal to $149,874 and $110,075, respectively. The terms of these Debentures delayed any interest from accruing until May 31, 2001. At this time the interest rate is 8%. At any time from May 31, 2001 until the Debentures are paid in full, the holders may convert any portion of the outstanding balance, including accrued interest, at a rate equal to 80% of the average closing bid price for the five days prior to the conversion date.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

(a)  In January 2001, Pelham Associates, Inc. purchased
1,000,000 shares of the Registrant's common stock for $75,000
($0.075 per share).

(b) In January 2001, the Registrant issued a total of 300,000 shares of common stock to the three then existing directors of the company for services rendered.

(c) In February 2001, the Registrant issued two unregistered debentures in payment for certain funds owed by the Registrant.
See "Managements Discussion and Analysis of Financial Condition and Results of Operations - Certain Indebtedness."

(d) In February 2001, the Registrant issued 5,000,000 shares of common stock in connection with the an Exclusive Product License and Distribution Agreement between the Registrant and Pelham
Associates, Inc.

No commissions or fees were paid in connection with these sales. All of the these sales were undertaken pursuant to the limited offering exemption from registration under the Securities Act of 1933 as provided in Regulation D as promulgated by the U.S. Securities and Exchange Commission. In addition, all the sales were made only to accredited investors

Use Proceeds.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference hereinare set forth in the attached Exhibit Index.

Reports on Form 8-K.

A Form 8-K was filed on March 2, 2001 to reflect the following:

(a)  Acquisition of Assets.

On February 16, 2001, the Registrant entered into an
Exclusive Product License and Distribution Agreement ("Agreement") with Pelham Associates, Inc. (attached as Exhibit 10 to this Form 10-QSB). The Agreement grants to the Registrant the exclusive license to software and documentation known as Domain Name Registration SDK and Branding Kit ("Product"), thereby transferring to the Registrant all of Pelham's rights to manufacture, distribute or otherwise utilize the Product. The purchase price for this license is 5,000,000 shares of restricted shares of common stock of the Registrant, which was paid in February 2001.

(b)  Other Events.

Gary Borglund, a member of the Board of Directors of the Registrant, has replaced Jon Richard Marple as President of the Registrant. Furthermore, Mr. Marple has resigned from the Board of Directors.

                               SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     JustWebIt.com, Inc.



Dated: May 14, 2001                  By: /s/  Gary Borglund
                                     Gary Borglund, President

                               EXHIBIT INDEX

Exhibit                          Description
No.

2 Agreement and Plan of Reorganization between the Registrant, Media Rage Of Utah, Inc., and the shareholders of Media Rage Of Utah, Inc., dated June 1, 1999 (incorporated by reference to
      Exhibit 10.1 to the Form 8-K filed on August 11, 1999).

3.1   Articles of Incorporation, dated July 17, 1984
     (incorporated by reference to Exhibit 3.1 of the Form 10-KSB filed on April 13, 2001).

3.2 Article of Amendment to the Articles of Incorporation, dated February 20, 1987 (incorporated by reference to Exhibit 3.2 of the Form 10-KSB filed on April 13, 2001).

3.3 Certificate of Amendment of Articles of Incorporation, dated March 28, 1994 (incorporated by reference to Exhibit 3.3 of the Form 10-KSB filed on April 13, 2001).

3.4 Certificate of Amendment of Articles of Incorporation, dated October 31, 1996 (incorporated by reference to Exhibit 3.4 of the Form 10-KSB filed on April 13, 2001).

3.5 Certificate of Amendment to Articles of Incorporation, dated August 17, 1999 (incorporated by reference to Exhibit 3.5 of the Form 10-KSB filed on April 13, 2001).

3.6 Bylaws, dated March 1, 2001 (incorporated by reference to Exhibit 3.6 of the Form 10-KSB filed on April 13, 2001).

4.1   Employee Stock Incentive Plan, dated March 5, 2001
     (incorporated by reference to Exhibit 4.1 of the Form S-8 filed on March 13, 2001).

4.2 Non-Employee Directors and Consultants Retainer Stock Plan, dated March 5, 2001 (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on March 13, 2001).

4.3 Debenture Agreement executed by the Registrant in favor of Jon Richard Marple and Jon H. Marple, dated February 8, 2001 (see below).

10 Exclusive Product License and Distribution Agreement between the Registrant and Pelham Associates, Inc., dated February 16, 2001 (incorporated by reference to Exhibit 10 of the Form 8-K filed on March 2, 2001).

21    Subsidiaries of the Registrant (incorporated by reference to
       Exhibit 21 of the Form 10-KSB filed on April 13, 2001).

                                  EX-4.3

                           DEBENTURE AGREEMENT

This Debenture Agreement is executed this 8th day of February
2001 by JustWebIt.com, Inc. (the "Company") and sets forth the terms, conditions, restrictions, rights and obligations of the Company and the registered holders of the Company's 8%
Convertible Debentures (the "Debentures").

The Debentures are general unsecured obligations of the Company and convertible into Common Stock as described below. The Debentures are issued in payment of certain outstanding liabilities of the Company, specifically, $149,874 owed to Jon R. Marple and $110,075 owed to Jon H. Marple, as authorized by the Board of Directors and that certain Exclusive License Agreement between the Company and Pelham Associates, Inc. The Debentures are limited to a $259,949 aggregate principal amount and will be issued in fully registered form, as set forth as Exhibit A and Exhibit B to this Debenture Agreement, in denominations of $149,874 and $110,075, and will mature on May 31, 2001.

PAYMENT; PRINCIPAL AND INTEREST

The Debentures will bear interest from May 31, 2001 at 8% per annum, payable yearly, until the Debentures are paid in full, subject to certain exceptions in the case of conversion of such Debentures prior to the applicable interest payment date. Interest will be computed on the basis of a 360-day year comprised of 30 day months.

Principal and interest on the Debentures will be payable, and the transfer of Debentures will be registerable, and the Debentures may be presented for conversion, at the office or agency of the Company maintained for such purposes in the City of Salt Lake City, State of Utah or at such other place either within or without the State of Utah where the principal business of the Company is being conducted, as set forth in a notice to the
Debenture holder within 10 business days of such relocation.   In
addition, payment of interest may, at the option of the Company, be made by check mailed to the address of the person entitled thereto as it appears on the Debentures' register.

No service charge will be made for any registration or transfer or exchange of Debentures, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge payable in connection therewith. The Company is not required to exchange or register the transfer of (i) any Debenture for a period of 15 days next preceding any selection of Debentures to be redeemed, (ii) any Debenture or portion thereof selected for redemption, or (iii) any Debenture or portion thereof surrendered for conversion.

Except as set forth below, there are no financial covenants or restrictions on the payment of dividends by the Company, the incurrence of indebtedness, or the issuance of securities by the Company. There are no covenants or other provisions to afford protection to holders of the Debentures in the event of a highly leveraged transaction or a change in control of the Company except to the extent described below.

CONVERSION

The Holder of any Debenture will be entitled at any time from May 31, 2001 until the Debentures are paid in full, subject to prior redemption, to convert any Debentures or portions thereof into common stock of the Company, $.001 par value (the "Common Stock"), at the conversion price set forth below and subject to adjustment as described below.

Except as described below, no adjustment will be made on conversion of any Debentures for interest accrued thereon or for dividends on any Common Stock issued. The Company is not required to issue fractional shares of Common Stock upon conversion of Debentures and, in lieu thereof, will pay a cash adjustment, if necessary.

The right of conversion attached to any Debenture may be exercised by the Holder delivering the Debenture at the specified office of a conversion agent, accompanied by a duly signed and completed notice of conversion. The "Conversion Date" shall be the date on which the Debenture, the duly signed and complete notice of conversion and any funds that may be required as described in the preceding paragraph shall have been so delivered. A Holder delivering a Debenture for conversion will not be required to pay any taxes or duties payable in respect of the issue or delivery of Common stock on conversion, but will be required to pay any tax or duty which may be payable in respect of any transfer involved in the issue or delivery of the Common Stock in the name other than that of the Holder of the Debenture. Certificates representing shares of Common Stock will not be issued or delivered unless all taxes and duties, if any, payable by the Holder have been paid.

CONVERSION PRICE

The conversion price is equal to 80% of the average Closing Bid Price for the five trading days prior to the Conversion Date subject to adjustment in certain events, including: (i) the issuance of Common Stock as a dividend or distribution on Common Stock; (ii) certain subdivisions and combinations of the Common Stock; (iii) the issuance to all holders of Common Stock of certain rights or warrants to purchase Common Stock (provided that the conversion price will be readjusted to the extent that such rights or warrants are not exercised prior to the expiration thereof); (iv) the distribution to all holders of Common Stock of shares of capital stock of the Company or evidences of indebtedness of the Company or assets (including securities, but excluding those rights, warrants, dividends and distributions referred to above or paid in cash); (v) distributions of cash, excluding any quarterly cash dividend on the Common Stock to the extent that the aggregate cash dividend per share of Common Stock in any quarterly period does not exceed the greater of (x) the amount per share of Common Stock of the next preceding cash dividend on the Common Stock, to the extent that such preceding dividend did not require any adjustment of the conversion price pursuant to this clause (v), and excluding any dividend or distribution in connection with the liquidation, dissolution or winding up of the Company; and (vi) payment in respect of a tender offer or exchange offer by a person other than the Company in which, as of the closing date of the offer, the Board of Directors is not recommending rejection of the offer. In the event of a distribution to substantially all holders of Common Stock of rights to subscribe for additional shares of the Company's capital stock as provided in clause (iii) above, the Company may, instead of making any adjustment in the conversion price, make proper provision so that each Holder of a Debenture who converts such Debenture after the record date for such distribution and prior to the expiration or redemption of such rights shall be entitled to receive upon such conversion, addition to shares of Common Stock, an appropriate numbers of such rights. If an adjustment is required to be made as set forth in clause (v) above as result of a distribution that is not a quarterly dividend, such adjustment would be based upon the full amount of the distribution.

For purposes of this Debenture, the term "Closing Bid Price" means for the Common Stock, as of any date, (i) the closing bid price on the principal securities exchange or trading market where the Company's Common Stock is listed or traded, as reported by Bloomberg, L.P. ("Bloomberg") or The Wall Street Journal (the "Journal") (or, if not so reported, as otherwise reported by The Nasdaq Smallcap Market) or, (ii) if applicable, the closing bid price of the Common Stock in the over-the-counter market on the electronic bulletin board for such security as reported by Bloomberg or the Journal, or, if no closing bid price is reported for the Common Stock by Bloomberg or the Journal, then the average of the bid prices of any market makers for such security as reported in the "pink sheets" by the National Quotation Bureau, Inc. If the Closing Bid Price of the Common Stock cannot be calculated on such date on any of the foregoing bases, the Closing Bid Price of the Common Stock on such date shall be the fair market value as mutually determined by the Company and the Registered Holder. "Trading day" shall mean any day on which the Company's Common Stock is traded for any period on the principal securities exchange or other securities market on which the Common Stock is then being traded.

In the case of (i) any reclassification of the Common Stock or
(ii) a consolidation, merger or combination involving the Company or sale or conveyance to another person of the property and assets of the Company as an entirety or substantially as an entirety, in each case, as a result of which holders of Common Stock shall be entitled to receive stock, other securities, other property or assets (including cash) with respect to or in exchange for such Common Stock, the holders of the Debentures then outstanding will generally be entitled thereafter to convert such Debentures for the kind and amount of shares of stock, other securities, other property or assets (including cash) which they would have owned or been entitled to receive upon such reclassification, consolidation, merger, combination, sale or conveyance had such Debentures been converted into Common stock immediately prior to such reclassification, consolidation, merger, combination, sale or conveyance, assuming that such Holder would not have exercised any rights of election as to the stock, other securities, other property or assets (including cash) receivable in connection therewith.

In the event of a taxable distribution to holders of Common Stock (or other transaction) which results in any adjustment of the conversion price, the holder may, in certain circumstances, be deemed to have received a distribution subject to the United States income tax as a dividend; in certain other circumstances, the absence of such an adjustment may result in taxable dividend to the holders of Common Stock.

The Company from time to time may, to the extent permitted by law, reduce the conversion price by any amount for any period of at least 20 days, in which case the Company shall give at least 15 days' notice of such reduction, if the Board of Directors of the Company determines it is in the best interest of the Company, which determination shall be conclusive. The Company may, at its option, make such reductions in the conversion price, in addition to those set forth above, as the Board of Directors of the Company deems advisable to avoid or diminish any income tax to holders of Common Stock resulting from any dividend or distribution of stock (or rights to acquire stock) or from any event treated as such for income tax purposes.

No adjustment in the conversion price will be required unless such adjustment would require a change of at least 1% in the conversion price then in effect; provided that any adjustment that would otherwise be required shall be carried forward and taken into account in any subsequent adjustment. Except as stated above, the conversion price will not be adjusted for the issuance of Common Stock or any securities convertible into or exchangeable for Common Stock or carrying the right to purchase any of the foregoing.

PREPAYMENT PROVISIONS

As of February 8th, 2001, the Company owed approximately $280,000 to Newport Federal Financial, due July 2, 2001 at an interest rate of eight (8) percent per annum. Under the terms of this Debenture and the Exclusive License Agreement with Pelham Associates, Inc., from the date of this Debenture Agreement, it is understood that one-half of any and all capital raised for the business operations of the Company, after subtracting for fees related to the raising of capital, will be paid to Newport Federal Financial first, and then to each of the Debentures equally, until such debts have been paid in full.

SUBORDINATION

Except as set forth above, the indebtedness evidenced by the Debentures is senior to any other indebtedness that the Company can create, incur, assume or guarantee. Upon any distribution of assets of the Company upon any dissolution, winding up, liquidation or reorganization (including any of the foregoing as a result of bankruptcy or moratorium of payment), the payment on account of the principal of, and interest on other indebtedness, if any, is to be subordinated in right of payment to the prior payment or conversion in full of the Debentures.

By reason of the subordination provisions described above, in the event of the Company's bankruptcy, dissolution or reorganization, holders of Debentures may receive more, ratably, than the other creditors of the Company.

In the event that, notwithstanding the foregoing, if any other holder of indebtedness receives any payment or distribution of assets of the Company of any kind in contravention of any of the subordination provisions, whether in cash, property or securities, including, without limitation, by way of set-off or otherwise, before all the Debentures are paid or redeemed in full, then such payment or distribution will be held by the recipient in trust for the benefit of holders of Debentures or their representative or representatives to the extent necessary to make payment in full of all Debentures remaining unpaid, after giving effect to any concurrent payment or distribution, or provision therefore, to or for the holders of Debentures.

The term "Indebtedness" means, with respect to any Person (as defined as an individual or entity recognized by law), and without duplication, (a) all indebtedness, obligations and other liabilities (contingent or otherwise) of such Person for borrowed money (including obligations of the Person in respect of overdrafts, foreign exchange contracts, currency exchange agreements, interest rate protection agreements, and any loans or advances from banks, whether or not evidenced by debentures or similar instruments) or evidenced by bonds, debentures or similar instruments (whether or not the recourse of the lender is to the whole of the assets of such Person or to only a portion thereof),
(b) all reimbursement obligations and other liabilities (contingent or otherwise) of such Person with respect to letters of credit, bank guarantees or bankers acceptances, (c) all obligations and liabilities (contingent or otherwise) in respect of leases of such Person required, in conformity with generally accepted accounting principles, to be accounted for as capitalized lease (contingent or otherwise) under any lease or related document (including a purchase agreement) in connection with the lease of real property or improvements thereon which provides that such Person is contractually obligated to purchase or cause a third party to purchase the leased property and thereby guarantee a minimum residual value of the leased property to the lessor and the obligations of such Person under such lease or related document to purchase or to cause a third party to purchase such leased property, (d) all obligations of such Person (contingent or otherwise) with respect to an interest rate or other swap, cap or collar agreement or other similar instrument or agreement or foreign currency hedge, exchange, purchase or similar instrument or agreement, (e) all direct or indirect guarantees or similar agreements by such Person in respect of, and obligations or liabilities (contingent or otherwise) of such Person to purchase or otherwise acquire or otherwise assure a creditor against loss in respect of, indebtedness, obligations or liabilities of another Person of the kind described in clauses
(a) through (d), (f) any indebtedness or other obligations described in clauses (a) through (d) secured by any mortgage, pledge, lien or other encumbrance existing on property which is owned or held by such Person, regardless of whether the indebtedness or other obligation secured thereby shall have been assumed by such Person, and (g) any and all deferrals, renewals, extensions and refunding of, or amendments, modifications or supplements to, any indebtedness, obligation or liability of the kind described in clauses (a) through (f). Notwithstanding the foregoing, AIndebtedness@ shall not include any account payable or other accrued current liability or obligation incurred in the ordinary course of business in connection with the obtaining to materials or services.

MERGERS AND SALES OF ASSETS BY THE COMPANY

The Company may not consolidate with or merge into any other
Person (in a transaction in which the Company is not the surviving entity) or transfer or lease its properties and assets substantially as an entirety to a Person unless (i) the Person formed by such a merger or into which the Company is merged or the Person to which the properties and assets of the Company are so transferred or leased shall be a corporation, limited liability company, partnership or trust organized under the laws of the United States of America and any political subdivision thereof and shall expressly assume the payment of the principal of, premium, if any, and interest on the Debentures and the performance of every obligation to the Debenture holders as would otherwise be required to be performed or observed on the part of the Company, (ii) no default and no Event of Default shall have occurred and be continuing as a result of such consolidation, merger, transfer or lease and (iii) certain other conditions are met.

EVENTS OF DEFAULT

The following will be Events of Default: (i) failure to pay principal on any Debenture (including the payment of any) when due on May 31, 2001; (ii) failure to pay any interest on any Debenture when due continuing for 10 days; (iii) failure to perform any other obligation of the Company with respect to the Debentures, continuing for 10 days after written notice has been received from a registered Debenture Holder; and (iv) certain events of bankruptcy, insolvency or reorganization.

The Company shall, within 10 days after the occurrence of a default, give to the registered holders of the Debentures notice of all uncured defaults known to it, but the Company shall be protected in withholding such notice if it in good faith determines that the withholding of such notice is in the best interest of such registered holders, except in the case of a default in the payment of the principal of, or premium, if any, or interest on, any of the Debentures when due or in the payment of any redemption or repurchase obligation.

If any Event of Default shall have occurred and be continuing, the holders of not less than 25% in principal amount of the Debentures then outstanding by notice to the Company may declare the principal of and premium, if any, and principal of any Debentures (which shall have become due by acceleration) due and payable immediately. Such declaration may be canceled and past defaults may be waived by the holders of a majority in principal amount of Debentures then outstanding. If any Event of Default resolution from certain events of bankruptcy, insolvency or reorganization were to occur, all unpaid principal of and accrued interest on the outstanding Debentures will become due and payable immediately without any declaration or other act on the part of any holders of Debentures, subject to certain limitations.

The holders of a majority in principal amount of the outstanding Debentures may direct the time, method and place of conducting any proceeding for any remedy available to the Company. Before proceeding to exercise any right or power of such holders, the Company shall be entitled to receive from such holders reasonable security or indemnity against the costs, expenses and liabilities which might be incurred by it in complying with any such direction. The right of a holder to institute a proceeding is subject to certain conditions precedent, including the written notice by such holders of an Event of Default and an offer of indemnity to the Company, along with the written request by the holders of not less than 25% in principal amount of the outstanding Debentures that such a proceeding be instituted, but the holder has an absolute right to institute suit for the enforcement of payment of the principal of, and premium, if any, and interest on, such holder's Debentures when due and to enforce such holder's right to convert such Debentures.

The holders of not less than a majority in principal amount of the outstanding Debentures may on behalf of the holders of all Debentures waive any past defaults, except (i) a default in payment of the principal of, or premium, in any, or interest on, any Debenture (including the payment of any redemption or repurchase price) when due, (ii) a failure by the Company to convert any Debentures into Common Stock or (iii) in respect of certain provisions of the Indenture which cannot be modified or amended without the consent of the holder of each outstanding Debenture affected thereby.

The rights of the holders of each outstanding Debenture upon default, as set forth above, are in addition to the rights granted under this Debenture Agreement and an event of default and/or action taken thereunder by the holders shall not be construed as a waiver of such rights.

SEVERABILITY

If one or more provisions of this Agreement are held to be unenforceable under applicable law, then (a) such provision shall be excluded from this Agreement, (b) the balance of the Agreement shall be interpreted as if such provision were so excluded and
(c) the balance of the Agreement shall be enforceable in accordance with its terms.

Further, the rights granted under this Agreement are independent from the Exclusive License Agreement with Pelham Associates, Inc. and remain valid and in full force and effect regardless of whether the Exclusive License Agreement is executed, terminated and/or modified.

GOVERNING LAW

The Debentures will be governed by and construed in accordance with the laws of the States of Nevada.

IN WITNESS WHEREOF, the Debenture Agreement has been executed by a duly authorized officer of the Company on the 8th day of February, 2001.

JUSTWEBIT.COM, INC.


By: /s/  Jon Richard Marple
Name: Jon Richard Marple
Title: President

                                   EXHIBIT A

THE SECURITY EVIDENCED HEREBY HAS NOT BEEN REGISTERED UNDER THE
U.S. SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"),
OR ANY STATE SECURITIES LAWS.

JUSTWEBIT.COM, INC. 8% CONVERTIBLE DEBENTURE

No.: 1

$149,874

JustWebIt.com, Inc., a corporation duly organized and validly existing under the laws of the State of Nevada (herein called the "Company"), for value received hereby promises to pay to Jon R. Marple or registered assigns (the "Holder"), the principal sum of One Hundred Forty Nine Thousand Eight Hundred Seventy-Four Dollars ($149,874.00) on May 31, 2001, in such coin or currency of the United States of America as at the time of payment shall be legal tender for the payment of public and private debts, and to pay interest, yearly, commencing May 31, 2001 on said principal sum, in like coin or currency, at the rate per annum of 8%, from May 31, 2001, until the Debenture is paid in full.

Interest shall be paid by check mailed to the registered address of such Holder. Reference is made to the further provisions of this Debenture as set forth on the reverse hereof, including, without limitation, provisions subordinating the payment of principal and provisions giving the holder of this Debenture the right to convert this Debenture into Common Stock of the Company on the terms and subject to the limitations referred to on the reverse hereof and as more fully specified in the Debenture Agreement. Such further provisions shall for all purposes have the same effect as though fully set forth at this place.

IN WITNESS WHEREOF, the Company has caused this Debenture to be duly executed as of February 8, 2001.

JUSTWEBIT.COM, INC.


By: /s/  Jon Richard Marple
Name: Jon Richard Marple
Title: President

[FORM OF REVERSE OF 8% CONVERTIBLE DEBENTURE]

This Debenture is one of a duly authorized issue of Debentures of the Company, designated as its 8% Convertible Debenture, limited to the aggregate principal amount of $259,949 all issued or to be issued under and pursuant to a Debenture Agreement dated as of February 8, 2001 to which Debenture Agreement reference is hereby made for a description of the rights, limitations of rights, obligations, duties and immunities thereunder of the Company and the holders of these Debentures.

CONVERSION NOTICE TO JUSTWEBIT.COM, INC.

The undersigned registered owner of this Debenture hereby irrevocable exercises the option to convert this Debenture into shares of Common Stock of JustWebIt.com, Inc. in accordance with the terms of the Debenture Agreement referred to herein, and directs that the shares issuable and deliverable upon such conversion be issued and delivered to the registered holder hereof unless a different name has been indicated below.

Dated: ________________
(Signature) ____________________________________________

(Name) _______________________________________________
(Street Address) ________________________________________
(City, State and Zip Code) ________________________________
Taxpayer Identification Number: ___________________________

                                  EXHIBIT B

THE SECURITY EVIDENCED HEREBY HAS NOT BEEN REGISTERED UNDER THE
U.S. SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"),
OR ANY STATE SECURITIES LAWS.

JUSTWEBIT.COM, INC. 8% CONVERTIBLE DEBENTURE

No.: 2

$110,075

JustWebIt.com, Inc., a corporation duly organized and validly existing under the laws of the State of Nevada (herein called the "Company"), for value received hereby promises to pay to Jon H. Marple or registered assigns (the "Holder"), the principal sum of One Hundred Ten Thousand Seventy Five Dollars ($110,075.00) on May 31, 2001, in such coin or currency of the United States of America as at the time of payment shall be legal tender for the payment of public and private debts, and to pay interest, yearly, commencing May 31, 2001 on said principal sum, in like coin or currency, at the rate per annum of 8%, from May 31, 2001, until the Debenture is paid in full.

Interest shall be paid by check mailed to the registered address of such Holder. Reference is made to the further provisions of this Debenture as set forth on the reverse hereof, including, without limitation, provisions subordinating the payment of principal and provisions giving the holder of this Debenture the right to convert this Debenture into Common Stock of the Company on the terms and subject to the limitations referred to on the reverse hereof and as more fully specified in the Debenture Agreement. Such further provisions shall for all purposes have the same effect as though fully set forth at this place.

IN WITNESS WHEREOF, the Company has caused this Debenture to be duly executed as of February 8, 2001.

JUSTWEBIT.COM, INC.


By: /s/  Jon Richard Marple
Name: Jon Richard Marple
Title: President

[FORM OF REVERSE OF 8% CONVERTIBLE DEBENTURE]

This Debenture is one of a duly authorized issue of Debentures of the Company, designated as its 8% Convertible Debenture, limited to the aggregate principal amount of $259,949 all issued or to be issued under and pursuant to a Debenture Agreement dated as of February 8, 2001 to which Debenture Agreement reference is hereby made for a description of the rights, limitations of rights, obligations, duties and immunities thereunder of the Company and the holders of these Debentures.

CONVERSION NOTICE TO JUSTWEBIT.COM, INC.

The undersigned registered owner of this Debenture hereby irrevocable exercises the option to convert this Debenture into shares of Common Stock of JustWebIt.com, Inc. in accordance with the terms of the Debenture Agreement referred to herein, and directs that the shares issuable and deliverable upon such conversion be issued and delivered to the registered holder hereof unless a different name has been indicated below.

Dated: ________________
(Signature) ____________________________________________
(Name) _______________________________________________
(Street Address) ________________________________________
(City, State and Zip Code) ________________________________
Taxpayer Identification Number:___________________________