Form 10QSB
period 2001-06-30
JUSTWEBIT COM INC
filed 2001-08-14
CIK 793986

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
OR

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

As of June 30, 2001, the Registrant had 34,876,394 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No  X.

                             TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2001                    3

         CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND SIX MONTHS ENDED
         JUNE 30, 2000 AND JUNE 30, 2001                                   4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED
         JUNE 30, 2000 AND JUNE 30, 2001                                   5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        6

ITEM 2.  PLAN OF OPERATION                                                 8

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                11

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                        11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                  11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              12

ITEM 5.  OTHER INFORMATION                                                12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 12

SIGNATURE                                                                 12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                JUSTWEBIT.COM, INC.
                             CONSOLIDATED BALANCE SHEET
                                     (Unaudited)

                                        ASSETS

                                                               June 30, 2001

Current Assets:
Cash                                                           $   3,999
Prepaid Expenses                                                 304,000
Total Current Assets                                             307,999

Property, Plant & Equipment                                       19,476

Other Assets:
Domain Name Rights                                                50,000
Software Distribution Rights                                     250,000
Deposits                                                             402
                                                                 300,402

TOTAL ASSETS                                                   $ 627,877

                    LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses                             72,193
Note Payable                                                     311,410
Payable - Related Parties                                        261,703
Total Current Liabilities                                        645,306

Long-Term Debt                                                         0
Total Liabilities                                                645,306

Shareholders' Equity:
Common Stock, $.001 par value;
authorized 100,000,000 shares;
issued and outstanding 34,876,394                                 34,876
Additional Paid-in Capital                                     6,576,921
Retained Earnings (Deficit)                                   (6,629,226)
Total Shareholders' Equity                                       (17,429)

TOTAL LIABILITES & EQUITY                                        627,877

      See accompanying notes to consolidated financial statements

                          JUSTWEBIT.COM, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

                      Three Months   Three Months   Six Months   Six Months
                          Ended         Ended        Ended        Ended
                      June 30 2000   June 30 2001   June 30 2000  June 30 2001

Revenues               $  174,761          42,302        288,691       90,610
Cost of Sales              54,354           6,467         81,726       21,820
Gross Profit              120,407          35,835        206,965       68,790

Forgiveness of Debt
Income                          0               0              0       21,097
Loss on Disposition             0               0              0      (28,579)
Gain/Loss on
Securities Sales           (5,356)              0         61,608            0
Other Income                    0               0            597          250

General & Administrative
Expenses                  211,464          45,427        382,267       77,628
Outside and Professional
Services                  136,720          66,970        307,742       99,953
Depreciation &
Amortization                3,899           1,299        469,382       84,753
Salaries & Benefits       292,807          36,426          6,772        2,598
Interest Expense            9,580          16,738         17,935       34,421
State Taxes                     0               0              0          200

Net Income (Loss)        (539,419)       (131,025)      (914,928)    (237,995)

Basic Net Loss Per
Share                       (0.04)         (0.004)         (0.07)       (0.01)

Weighted Average
Common Shares
Outstanding            11,327,024      30,267,394     11,327,024   24,843,061

         See accompanying notes to consolidated financial statements

                             JUSTWEBIT.COM, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                Six Months        Six Months
                                                   Ended            Ended
                                               June 30 2000       June 30 2001

OPERATING ACTIVITIES
Net Income (Loss)                              $   (914,928)      $  (237,995)

Adjustments:
Depreciation and Amortization                         3,899             2,598
Changes in current accounts                          68,517            73,513
Recognition of Deferred Revenue                    (123,437)                0
Expenses Paid with Common Stock                     335,894           115,800
Net Cash Required by Operating Activities          (630,055)          (46,084)

INVESTING ACTIVITIES
Sales of Marketable Securities                      246,875                 0
Sale of Assets                                            0            34,662
Purchase of Assets                                  (58,291)                0
Net Cash Required by Investing Activities           188,584            34,662

FINANCING ACTIVITIES
Loans                                                40,397             8,000
Sale of Common Stock                                276,625                 0
Repayment of Loans                                        0                 0
Liabilities Paid with Common Stock                        0                 0
Net Cash Provided (Required) by Investing
Activities                                          317,022             8,000

Increase (Decrease) in Cash and Cash Equivalents   (124,449)           (3,422)

Cash and Cash Equivalents at
Beginning of Period                                 172,356             7,421

Cash and Cash Equivalents at
End of Period                                        47,907             3,999

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

On February 5, 2001, the Company converted all amounts owed to Jon Richard Marple, then the Company's Chairman and president, and to Jon H. Marple, his father, into Convertible Debentures (the "Debentures"). These amounts were equal to $149,874 and $110,075, respectively. The terms of these Debentures delayed any interest from accruing until May 31, 2001. At this time the interest rate is 8%. At any time from May 31, 2001 until the Debentures are paid in full, the holders may convert any portion of the outstanding balance, including accrued interest, at a rate equal to 80% of the average closing bid price for the five days prior to the conversion date.

NOTE 4.  INCOME TAXES

The Company has available at June 30, 2001, net operating loss carryforwards of approximately $4.8 million which may provide future tax benefits expiring beginning in June of 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

The Registrant offers a host of e-commerce solutions designed to target and assist small to mid-sized businesses to effectively sell their products online. The foundation of the Registrant's business is a free and instant e-commerce solution for existing or new web sites through technology that allows businesses to easily build and maintain complete e-commerce web sites. The system allows simple point-and-click site creation, catalog deployment and interfacing merchant accounts. As of June 30, 2001, the Registrant had in excess of 20,000 customers that have signed up for this service. The Registrant generates revenues from its customer base by selling a host of product upgrades and services as well as through the sale of banner advertisements.

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

Results of Operations.

(a)  Revenues.

The Registrant reported $43,302 in gross income for the current quarter. This represents a 76% decrease from the quarter ended June 30, 2000 which generated revenues of $174,761. The decrease in revenues was a result of staff reductions and halting of any marketing efforts until the Registrant fully implements the new technologies and strategies for its anticipated future growth

(b)  Selling, General and Administrative Expenses.

The current quarter's loss was primarily attributable to attributable to selling, general and administrative expenses of which advertising and marketing, salaries and professional services made up the largest portion.
The advertising and marketing expense for the current quarter totaled $36,750, or 24% of SG&A. This is a reduction of 68% from the advertising and marketing expense from the same quarter of the previous fiscal year. In the quarter ended June 30, 2000, the advertising and marketing totaled $114,319, or 18% of total SG&A.

Salaries for the current quarter totaled $33,512, this represented 22% of total SG&A costs of $150,122. Salaries in the same quarter in the previous year were $292,807, or 45% of total SG&A costs of $644,890.
Professional fees and outside services in the current quarter totaled
$66,970, or 45% of SG&A costs. Professional fees of $136,720 (21% of SG&A costs) were incurred in the quarter ended June 30, 2000.

The dramatic decrease in expenditures was as a result of staff reductions and a redirection of the Registrant's efforts. The Registrant is currently redirecting its efforts towards delivering products and services that will immediately increase revenues, as opposed to the previous strategy of giving away services in hopes of later selling upgrades.

(c)  Depreciation and Amortization.

Depreciation and Amortization for the three months ended June 30, 2001 was $1,298. This is lower than the depreciation and amortization of $3,899 expensed in the three months ended June 30, 2000.

(d)  Interest Expense.

The Registrant incurred interest expense charges (net of interest income) of $16,738 in the three months ended June 30, 2001, compared with charges of $9,580 in the three months ended June 30, 2000. Nearly all of the current quarter's interest expense is in the accrual on the amount owed to Newport Federal Financial, which is accruing at the rate of 24% per annum (the default rate under the note). See "Certain Indebtedness" below.

(e)  Income Tax Benefit.

For the three months ended June 30, 2001, the Registrant had available net operating loss carryforwards of approximately $4.8 million which may provide future tax benefits expiring beginning in June of 2006; this compares with net operating loss carryforwards of approximately $4.7 million in the
previous year's period.   Nearly all of this net operating loss carryforward
is limited for use by the Registrant by Internal Revenue Code Section 381. The Registrant has not recognized any of this tax benefit as an asset due to the uncertainty of future income.

(f)  Net Loss.

The Registrant reported a net loss of $131,025 for the three months ended June 30, 2001.  This is compared to a net loss of $539,419 for the three
months ended June 30, 2000.   The current loss is 76% less than the loss from
the same quarter a year ago.

Liquidity and Capital Resources.

The Registrant currently has total current assets of $307,999 and total current liabilities of $645,306, resulting in net working capital deficit of
$337,307.   Approximately 41% of total current liabilities, or $261,703, represent convertible debentures payable to shareholders. Of the current assets, $304,000 represents prepaid expenses under various consulting agreements for which the Registrant has issued free-trading common stock. The Registrant is currently in negotiations for additional capital to finance its future growth plans.

Certain Indebtedness.

(a)  Newport Federal Financial.

In December of 1999, the Registrant entered into a Note Agreement with Newport Federal Financial ("Newport"). Newport loaned the Registrant $250,000 under the Note Agreement at a rate of 12%. This note was due and payable on January 3, 2001. The Registrant failed to make the payment in a timely fashion. The default interest rate under the note of 24% per annum is now in effect. The Registrant is in discussions with Newport as to a restructuring of the Note.

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

(a) On October 4, 1999 the Registrant was named as a defendant in a lawsuit filed in Jefferson County, Texas. The plaintiff, Engineering & Wireless Services, Inc. ("EWS") demanded payment of $27,748.71 for services rendered to the Company in 1996 and 1997. The Registrant's President at the time, John C. Spradley, had written a check for this same amount on April 2, 1997 which was returned to plaintiff by plaintiff's bank dishonored, unpaid and marked "NSF". Mr. Spradley wrote this check without proper authority by the Registrant, and actually was strictly forbidden by a board resolution to write any checks in excess of $5,000. The writing of the check to EWS left the Registrant legally obligated to honor this check.

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

(b) The Registrant is currently in negotiation with two former creditors, Spectrum Alliance Farmington Partners and Spectrum Alliance Harrison Partners (collectively referred to herein as "Spectrum"). Spectrum alleges that it is due additional compensation under certain lease arrangements entered into by and between Spectrum and the Registrant in 1995. The Registrant believes that a favorable settlement with Spectrum can be reached within the current fiscal year and that such a settlement should not materially affect the Registrant's financial statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference hereinare set forth in the attached Exhibit Index.

Reports on Form 8-K.

There were no reports on Form 8-K filed during the second quarter of the fiscal represented by this Form 10-QSB.

                                     SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  JustWebIt.com, Inc.



Dated: August 13, 2001                            By: /s/  Gary Borglund
                                                  Gary Borglund, President

                                   EXHIBIT INDEX

Exhibit No.                         Description

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

4.3    Debenture Agreement executed by the Registrant in favor of Jon
       Richard Marple and Jon H. Marple, dated February 8, 2001 (incorporated by reference to Exhibit 4.3 of the Form 10-QSB filed on May 15, 2001).

10 Exclusive Product License and Distribution Agreement between the Registrant and Pelham Associates, Inc., dated February 16, 2001
      (incorporated by reference to Exhibit 10 of the Form 8-K filed on March 2, 2001).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on April 13, 2001).