Form 10QSB
period 2001-09-30
JUSTWEBIT COM INC
filed 2001-11-19
CIK 793986

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                      FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     As of September 30, 2001, the Registrant had 38,626,394 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No X.

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEET AS OF
              SEPTEMBER 30, 2001                                         3

              CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED
              SEPTEMBER 30, 2000 AND SEPTEMBER 30, 2001                  4

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED
              SEPTEMBER 30, 2000 AND SEPTEMBER 30, 2001                  5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 6

     ITEM 2.  PLAN OF OPERATION                                          8

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                         11

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 11

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           12

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       12

     ITEM 5.  OTHER INFORMATION                                         12

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          12

SIGNATURE                                                               13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                JUSTWEBIT.COM, INC.
                             CONSOLIDATED BALANCE SHEET
                                 September 30, 2001
                                    (Unaudited)

                                       ASSETS

Current Assets:
 Cash                                                           $   18,238
 Prepaid Expenses                                                  222,000
 Total Current Assets                                              240,238

Property, Plant & Equipment                                         18,177

Other Assets:
 Domain Name Rights                                                 50,000
 Software Distribution Rights                                      250,000
 Deposits                                                              402
                                                                   300,402

TOTAL ASSETS                                                       558,817

                        LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts Payable and Accrued Expenses                              60,174
 Note Payable                                                      326,400
 Payable - Related Parties                                         291,261
 Total Current Liabilities                                         677,835

Long-Term Debt                                                           0

Total Liabilities                                                  677,835

Shareholders' Equity:
Common Stock, $.001 par value;authorized
100,000,000 shares; issued and outstanding
38,626,394                                                          38,626
Additional Paid-in Capital                                       6,642,471
Retained Earnings (Deficit)                                     (6,800,115)
Total Shareholders' Equity                                        (119,018)

TOTAL LIABILITIES & EQUITY                                         558,817

       See accompanying notes to consolidated financial statements

                              JUSTWEBIT.COM, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                Three Months      Three Months      Nine Months      Nine Months
                                    Ended              Ended            Ended           Ended
                                Sept 30 2000      Sept 30 2001      Sept 30 2000     Sept 30 2001
Revenues                        $  184,393       $     27,844       $   467,026      $  118,894
Cost of Sales                       19,656              4,313           105,169          24,664
Gross Profit                       164,737             23,531           361,857          94,230

Forgiveness of Debt Income          18,130                  0            18,130          21,097
Loss on Disposition                      0                  0                 0         (28,579)
Gain/Loss on Securities Sales            0                  0            61,609               0
Other Income                             0                  0                 0               0

General & Administrative
Expenses                           130,497             66,460           466,724         151,090
Outside and Professional
Services                           133,896             80,496           442,820         168,679
Depreciation & Amortization          4,171              1,299            10,944           3,897
Salaries & Benefits                275,140             30,878           778,898         121,555
Interest Expense                    11,900             20,188            29,265          54,610
State Taxes                              0                  0                 0             200

Net Income (Loss)              $ (372,737)      $    (175,790)      $(1,287,055)      $(413,283)

Basic Net Loss Per Share           (0.032)             (0.005)           (0.114)         (0.015)

Weighted Average
Common Shares Outstanding      11,719,481          36,126,394        11,328,667      26,745,597



             See accompanying notes to consolidated financial statements

                                  JUSTWEBIT.COM, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                           Nine Months            Nine Months
                                              Ended                 Ended
                                           September 30           September 30
                                               2000                  2001

OPERATING ACTIVITIES
 Net Income (Loss)                         $(1,287,055)           $(413,283)

Adjustments:
Depreciation and Amortization                    4,171                3,897
Changes in current accounts                   (118,053)            (245,779)
Recognition of Deferred Revenue                      0                    0
Expenses Paid with Common Stock                526,723              527,100
Net Cash Required by Operating
Activities                                    (874,214)            (128,065)

INVESTING ACTIVITIES
Sales of Marketable Securities                 246,875                    0
Sale of Assets                                       0                    0
Purchase of Assets                             (66,029)                   0
Net Cash Provided by Investing Activities      180,846                    0

FINANCING ACTIVITIES
Loans                                          126,077               96,724
Sale of Common Stock                           334,663               49,300
Repayment of Loans                                   0               (7,142)
Liabilities Paid with Common Stock              66,900                    0
Net Cash Provided by
Investing Activities                           527,640              138,822

Increase (Decrease) in Cash and
Cash Equivalents                              (165,728)              10,817

Cash and Cash Equivalents at
Beginning of Period                            172,356                7,421

Cash and Cash Equivalents at
End of Period                                    6,628               18,238

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

Effective May 30, 2000, the Registrant effectuated a two-for-one stock split. In connection with the stock split, the Registrant approved a corresponding increase in the authorized number of shares. As a result of the two for one stock split and corresponding increase in the authorized number of shares, effective at the close of business on May 26, 2000, the total number of shares issued and outstanding and the authorized number of shares increased by 100% (from 5,762,654 to 11,525,308, and from 50,000,000 to 100,000,000, respectively).

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

On August 15, 2001, the Company borrowed a total of $12,000 from a company controlled by a shareholder of the Company. A total of $7,142 was repaid subsequent to September 30, 2001. Interest on this loan began accruing after September 30, 2001.

NOTE 4.  INCOME TAXES

The Company has available at September 30, 2001, net operating loss carryforwards of approximately $5 million which may provide future tax benefits expiring beginning in June of 2006.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

     The Registrant offers a host of e-commerce solutions designed to target and assist small to mid-sized businesses to effectively sell their products online. The foundation of the Registrant's business is a free and instant e-commerce solution for existing or new web sites through technology that allows businesses to easily build and maintain complete e-commerce web sites. The system allows simple point-and-click site creation, catalog deployment and interfacing merchant accounts. As of September 30, 2001, the Registrant had in excess of 10,000 customers that have signed up for this service. The Registrant generates revenues from its customer base by selling a host of product upgrades and services as well as through the sale of banner advertisements.

     The Registrant has unveiled a new domain registration platform that is anticipated to increase revenues later in the current fiscal year. This platform enables the Registrant to offer inexpensive domain name registrations to all of its customers. The combination of the Registrant's free e-commerce builder with an inexpensive domain name registration should continue to increase the Registrant's customer base.

Results of Operations.

(a)  Revenues.

     The Registrant reported $27,844 in gross income for the current quarter. This represents a 85% decrease from the quarter ended
September 30, 2000 which generated revenues of $184,393. The decrease in revenues was a result of staff reductions and halting of any marketing efforts until the Registrant fully implements the new technologies and strategies for its anticipated future growth

(b)  Selling, General and Administrative Expenses.

     The current quarter's loss was primarily attributable to selling, general and administrative expenses of which advertising and marketing and professional services made up the largest portion. The advertising and marketing expense for the current quarter totaled $49,000, or 25% of total expenses incurred in the quarter. This is a reduction of 33% from the advertising and marketing expense from the same quarter of the previous fiscal year. In the quarter ended September 30, 2000, the advertising and marketing totaled $73,560, or 14% of total SG&A. The Company has recently begun an advertising campaign to promote its services.

     Salaries for the current quarter totaled $30,878, this represented 15% of total expenses of $199,321. Salaries in the same quarter in the previous year were $275,140, or 50% of total expenses of $555,604.

     Professional fees and outside services in the current quarter totaled $80,496, or 40% of expenses for the quarter. Professional fees of $133,896 (24% of total expenses) were incurred in the quarter ended September 30, 2000.

     The decrease in expenditures was as a result of staff reductions and a redirection of the Registrant's efforts.

(c)  Depreciation and Amortization.

     Depreciation and Amortization for the three months ended September 30, 2001 was $1,299. This is lower than the depreciation and amortization of $4,171 expensed in the three months ended September 30, 2000. Much of the Registrant's equipment has been disposed of.

(d)  Interest Expense.

     The Registrant incurred interest expense charges (net of interest income) of $20,188 in the three months ended September 30, 2001, compared with charges of $11,900 in the three months ended September 30, 2000. The majority of the current quarter's interest expense is in the accrual on the amount owed to Newport Federal Financial, which is accruing at the rate of 24% per annum (the default rate under the note). See "Certain Indebtedness" below.

(e)  Income Tax Benefit.

     For the three months ended September 30, 2001, the Registrant had available net operating loss carryforwards of approximately $4.8 million which may provide future tax benefits expiring beginning in June of 2006; this compares with net operating loss carryforwards of
approximately $5 million in the previous year's period.   Nearly all
of this net operating loss carryforward is limited for use by the Registrant by Internal Revenue Code Section 381. The Registrant has not recognized any of this tax benefit as an asset due to the uncertainty of future income.

(f)  Net Loss.

     The Registrant reported a net loss of $175,790 for the three months ended September 30, 2001. This is compared to a net loss of
$372,737 for the three months ended September 30, 2000.   The current
loss is 53% less than the loss from the same quarter a year ago.

Liquidity and Capital Resources.

     The Registrant currently has total current assets of $240,238 and total current liabilities of $677,835, resulting in net working
capital deficit of $437,597.   Of the current assets, $222,000
represents prepaid expenses under various consulting agreements for which the Registrant has issued free-trading common stock. The
Registrant is currently in negotiations for additional capital to finance its future growth plans.

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

(b)  Jon Richard Marple and Jon H. Marple.

     On February 5, 2001, the Registrant converted all amounts owed to Jon Richard Marple, then the Company's chairman and president, and to Jon H. Marple, his father, into convertible debentures ("Debentures") (see Exhibit 4.3 to this Form 10-QSB). These amounts were equal to $149,874 and $110,075, respectively. The terms of these Debentures delayed any interest from accruing until May 31, 2001. At this time the interest rate is 8%. These notes were due and payable on May 31, 2001 and are currently in default. At any time from May 31, 2001 until the Debentures are paid in full, the holders may convert any portion of the outstanding balance, including accrued interest, at a rate equal to 80% of the average closing bid price for the five days prior to the conversion date.

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

     On December 1, 1999, EWS was granted a final default judgment in the amount of $37,214.27, which included $9,249.56 in attorney fees.
The Registrant was notified of such judgment and was not in a position to pay it. On June 9, 2000, a writ of execution was issued by the Third District Court instructing the Salt Lake County Sheriff to collect $39,521.00 from the Registrant; this amount included post judgment costs of $1412.44 and other costs of $894.29.

     On July 19, 2000, the Registrant entered into a settlement agreement with EWS. The Registrant agreed to pay EWS $31,000 over a four month period and issued to EWS 45,000 shares of the Registrant's common stock. The Registrant has made the initial payment of $5,000 and delivered the stock due to EWS; no other payments under the settlement were made.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant made the following sales of unregistered securities during the quarter ended on September 30, 2001

     In August 2001, the Registrant sold a total of 2,750,000 shares of common stock to a total of ten accredited investors (eight individuals and two companies) for a total consideration of $55,000 ($0.02 per share). A commission in the amount of $5,700 was paid to one person in connection with this offering. This offering was undertaken under Section 4(6) of the Securities Act of 1933 in that:

     the transactions involved sales by the Registrant solely to one or more accredited investors;

     the aggregate offering price did not exceed the amount allowed under Section 3(b) of the 1933 Act; and

     there was no advertising or public solicitation in connection with the transaction by the Registrant or anyone acting on the company's behalf.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

     No reports on Form 8-K were filed during the third quarter of the fiscal year covered by this Form 10-QSB.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    JustWebIt.com, Inc.



Dated: November 15, 2001                            By: /s/  Gary Borglund
                                                    Gary Borglund, President

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