Form 10KSB
period 2001-12-31
JUSTWEBIT COM INC
filed 2002-04-16
CIK 793986

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                           COMMISSION FILE NUMBER: 33-5902

                                  JUSTWEBIT.COM, INC.
(Exact name of registrant as specified in its charter)

                 Nevada                                       22-2774460
(State or jurisdiction of incorporation                     (I.R.S. Employer
              or organization)                             Identification No.)

        7550 24th Avenue South, Suite 168, Minneapolis, Minnesota     84097
             (Address of principal executive offices)               (Zip Code)

                 Registrant's telephone number:  (612) 746-4025

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

     The Registrant had revenues of $174,825 for the fiscal year ended on December 31, 2001. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2002:
$1,230,868. As of March 31, 2002 the Registrant had 78,963,411 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No X.

                                 TABLE OF CONTENTS

PART I                                                                PAGE

     ITEM 1.  BUSINESS                                                   3

     ITEM 2.  PROPERTIES                                                11

     ITEM 3.  LEGAL PROCEEDINGS                                         11

     ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS         12

PART II

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS                           12

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS             14

     ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               17

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE                    17

PART III

     ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT       17

     ITEM 10.  EXECUTIVE COMPENSATION                                   20

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                                    22

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           23

     ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO
               FINANCIAL STATEMENTS                                     24

SIGNATURES                                                              26

                                     PART I.

ITEM 1.  BUSINESS.

Overview

     JustWebit.com, Inc. ("Registrant") has offered end-to-end e-commerce solutions to small and medium sized businesses since 1999.
These solutions are primarily in the form of a comprehensive suite of products and services designed to help businesses create a successful online presence. Additionally, the Registrant owns and operates a network of pay per use public Internet Kiosks. The customers are Internet users away from their normal point of connectivity wanting to read their email and or pass some time by playing games or surfing the net.

     The Registrant's business strategy is to accelerate its growth through the acquisition of businesses that compliment the company's strengths in e-commerce solutions and focused communications channels. Additionally, it will facilitate internal growth through synergic sales to customers of its present businesses and future acquisitions. The acquisitions will be financed by leveraging the Registrant's stock, with working capital being generated both internally and by equity funding. Acquisition targets, of which some have been identified, are companies with existing tangible sales or significant sales potential without large capital requirements.

Business History

     The Registrant was incorporated on July 24, 1984, in Nevada as Diversified Ventures, Ltd. On March 27, 1987, the name was changed to M.V.I.D. International Corporation. On April 6, 1994, the name was changed to Micro-Lite Television. Prior to March 14, 1994, the Registrant sold an automobile anti-theft protection system to customers through an arrangement with dealerships, principally in New Jersey. On March 16, 1994, the Registrant acquired the assets and liabilities of Marrco Communications, Inc. ("Marrco"). The former President of the Registrant assumed the prior business operations. Marrco was founded on December 12, 1991, for purposes of accumulating Wireless Cable Rights in domestic markets.

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

Business of the Registrant.

     The Registrant offers small to mid-sized businesses an end-to-end solution that addresses the challenges associated with implementing a successful e-commerce strategy. The Registrant offers any business access to its free e-commerce web site builder and sells a comprehensive suite of products and services designed to assist
businesses create a successful online presence.   As of December 31,
2001, the Registrant hosted in excess of 9,000 web sites.

     On November 15, 2001 the Registrant through the acquisition of H J Ventures, Inc. entered the public access Internet kiosks business. The Registrant provides Internet access for people that are away from their normal point of access and have need to access their email or wish to just surf the net. As of December 31, 2001, the Registrant has 26 Internet kiosks installed and available for public use.

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

     The dependence of a mobile society on Internet access increases the demand for Internet access when a person is away from their normal connection. In less developed countries of the world the demand for public Internet access is even greater due to the lower percentage of households that are not connected to the Internet. According to Kiosks.org, an industry trade organization, the demand for Public Internet kiosks will continue to grow with an estimated deployment of units totalling nearly 1,000,000 by the year 2005.

(b)  Challenges to Conducting Commerce over the Internet

     Businesses and merchants increasingly are determining that they need an online presence to take advantage of the rapid growth and benefits of e-commerce. To conduct commerce online effectively and efficiently, however, businesses and merchants must address a number of challenges. Similarly, the use of public access Internet kiosks has numerous challenges that must be met. The challenges for both channels of business include:

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

     Use of Wireless devices for Internet access

     Fixed Internet access locations will be challenged by the rapidly increasing capacity of wireless devices. As the connectivity speed of wireless increases, the mobile society will find them more readily available than the fixed locations.

     Capital intensity of the business

     The installation of public access Internet kiosks requires significant capital to build a network for use by the public. This includes the building of the kiosks, installation and connection to the Internet. Should the location be a low revenue producer, the equipment must be moved to a new location to meet the revenue objectives required for the kiosks. Additional costs are incurred to remotely maintain a network of Internet kiosks. As with any electronic equipment that is remote, components need to be changed when they fail as well as regular routing maintenance is required for top performance.

As e-commerce solutions evolve and online businesses and merchants proliferate, need and demand increase for outsourced e-commerce solutions that seamlessly integrate every aspect of an online business from storefront development to marketing services, transaction processing and fulfillment. Similarly, as people rely on access away from their normal connection, the demand for public access to the Internet will grow. Compatibility of the business models will increase as the use of the Internet increases.

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

     Immediate And Long-Term Savings.

     The Registrant's strategy is to enable businesses and merchants to build their own e-commerce web site thereby generating a large savings to the customer. Further the Registrant does not charge a monthly hosting fee to clients without a registered domain name. This allows the customer the opportunity to invest those savings into marketing or other cost-effective tools that the Registrant offers for sale to its customers.

     Comprehensive Technology Platform.

     The Registrant provides a flexible technology platform which can be implemented into existing web sites or can be used to build an e-commerce web site from scratch. The Registrant's platform is a combination of third-party technologies and technologies that have been developed internally. The Registrant also has serving and hosting capabilities that enable our clients to outsource the storage and transmission functions of their e-commerce operations. This technology provides merchants a high level of reliability, 24 hours a day, 7 days a week. Using data centers with redundant servers, continuous monitoring and high speed Internet connections, the Registrant provides clients with the performance they require for uninterrupted e-commerce operations.

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

     International Expansion.

     The Registrant is looking toward expanding its customer base to well beyond the United States market. A Spanish version of the JustWebit.com web site and technology is currently available, and the Registrant is projecting to expand and begin marketing this site during the next fiscal year. This will enable the Registrant to tap into the growing Spanish speaking audience on the Internet. The Registrant will expand its international presence by entering into strategic alliances with foreign businesses. Additionally, the Registrant plans on expanding by registering its web site on international search engines, seeking out relationships with foreign portal web sites and by developing other foreign-language user interfaces.

Products And Services.

(a)  Merchant Services

     The Registrant offers businesses and merchants a wide variety of enabling products and services, including:

     Secure Payment And Order Processing.

     Through a third-party merchant account, the Registrant offers its customers online payment ability. This is done via the Registrant's online payment and order processing software and services. This software assists merchant clients with credit card authorization, address verification, automated tax and shipping calculations, order tracking and customer service. The payment processing system currently interacts with several credit card processors. For security, advanced encryption methods are utilized. To exchange information with merchants and shoppers, the Registrant's network servers use software that complies with the Secure Sockets Layer specification, the predominant method for managing the security of transmissions over a network.

     Fraud Prevention.

     The Registrant's fraud prevention services use artificial intelligence programs, a database of historical transactions and validation by an authorized financial institution to confirm shoppers' identities and to assess their credit status.

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

Employees

     As of December 31, 2001, the Registrant and its subsidiary had a total of 4 employees. The Registrant has no collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Registrant considers relations with its employees to be good.

ITEM 2.  PROPERTIES.

     The Registrant currently rents approximately 2,000 square feet of office space for its operating offices in Minneapolis, Minnesota. The monthly rent on this space is currently $1,680 per month and the lease runs through December of 2002. The Registrant considers these offices to be adequate and suitable for its current needs. As of December 31, 2001, the Registrant had approximately $50,000 worth of office equipment and furniture at this location. The Registrant closed its offices in Orem, Utah in March 2002.

ITEM 3.  LEGAL PROCEEDINGS.

     Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

     On October 4, 1999 the Registrant was named as a defendant in a lawsuit filed in Jefferson County, Texas. The plaintiff, Engineering & Wireless Services, Inc. ("EWS") demanded payment of $27,748.71 for services rendered to the Registrant in 1996 and 1997. The Registrant's President at the time, John C. Spradley, had written a check for this same amount on April 2, 1997 which was returned to plaintiff by plaintiff's bank dishonored, unpaid and marked "NSF". Mr. Spradley wrote this check without proper authority by the Registrant, and actually was strictly forbidden by a board resolution to write any checks in excess of $5,000. The writing of the check to EWS left the Registrant legally obligated to honor this check.

     On December 1, 1999, EWS was granted a final default judgment in the amount of $37,214.27, which included $9,249.56 in attorney fees. The Registrant was notified of such judgment and was not in a position to pay it. On June 9, 2000, a writ of execution was issued by the Third District Court directing the Salt Lake County Sheriff to collect $39,521.00 from the Registrant; this amount included post judgment costs of $1412.44 and other costs of $894.29.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Registrant's Board of Directors unanimously approved an increase in authorized shares of common stock by written consent of the Directors on December 3, 2001. The Registrant received the consent of a majority of the outstanding shares of common stock for the Registrant to do the following: Amend the Articles of Incorporation of the Registrant to increase the authorized common shares of the Registrant to 250,000,000. The filing of a Certificate of Amendment of Articles of Incorporation with the Nevada Secretary of State, which will effect this increase in authorized common stock, is in the process of being completed (more than twenty days after the filing of a Schedule 14C Definitive Information Statement with the Securities and Exchange Commission on December 19, 2001).

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

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2001

                                                 High      Low

Quarter Ended December 31, 2001                   0.03     0.01
Quarter Ended September 30, 2001                  0.04     0.01
Quarter Ended June 30, 2001                       0.07     0.02
Quarter Ended March 31, 2001                      0.17     0.03

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2000

                                                 High      Low

Quarter Ended December 31, 2000                  0.28     0.04
Quarter Ended September 30, 2000                 0.94     0.28
Quarter Ended June 30, 2000                      3.62     1.87
Quarter Ended March 31, 2000                     3.00     2.25

Holders of Common Equity.

     As of March 31, 2002, there were 704 shareholders of record of the Registrant's common stock.

Dividend Information.

     The Registrant has not declared or paid a cash dividend to stockholders since it became organized. The Board of Directors presently intends to retain any earnings to finance Registrant operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Registrant's earnings, capital requirements and other factors.

Equity Securities Sold Without Registration.

     The Registrant made the following sales of unregistered securities during the fiscal year ended December 31, 2001:

     (a) In January 2001, Pelham Associates, Inc. purchased 1,000,000 shares of the Registrant's common stock for $75,000 ($0.075 per share).

     (b) In January 2001, the Registrant issued a total of 550,000 shares of common stock to the three then existing directors of the company for services rendered, valued at $5,500 ($0.01 per share).

     (c) In February 2001, the Registrant issued two unregistered debentures in payment for certain funds owed by the Registrant in the amounts of $149,874 and $110,075.

     (d) In February 2001, the Registrant issued 5,000,000 shares of common stock in connection with the an Exclusive Product License and Distribution Agreement between the Registrant and Pelham Associates, Inc.

     (e) In August 2001, the Registrant sold a total of 2,750,000 shares of common stock to a total of ten accredited investors (eight individuals and two companies) for a total consideration of $55,000 ($0.02 per share). A commission in the amount of $5,700 was paid to one person in connection with this offering.

     (f) In November 2001, the Registrant issued 12,000,000 shares of common stock in connection with the Agreement of Sale of Shares between the Registrant and shareholders of H.J. Ventures, Inc.

     All the offerings (except for (e) above) were made under Rule 506 of Regulation D by the fact that:

     the sales were made to sophisticated investors as defined in Rule
     502;

     the Registrant gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

     at a reasonable time prior to the sale of securities, the Registrant advised the purchasers of the limitations on resale in the manner contained in paragraph Rule 502(d)2 of this section;

     neither the Registrant nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

     the Registrant exercised reasonable care to assure that the purchasers of the securities are not underwriters within the meaning of Section 2(11) of the Act in compliance with Rule 502(d).

The offering discussed in (e) above was undertaken under Section 4(6) of the Securities Act of 1933 in that:

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the financial statements and accompanying notes included elsewhere in this Form 10-KSB.

Results of Operations.

(a)  Revenues.

     For the year ended December 31, 2001, the Registrant reported total operating revenues of $174,825. This compares to total operating revenues of $556,944 for the year 2000. This represents a reduction of revenue of approximately 69%. The revenue from the web hosting business totalled $143,460 with $31,365 from the Internet kiosks business. Reduction in revenue from the web sites hosting was due to a general slow down in business plus the booking of extraordinary income in the year 2000 of about $200,000.

(b)  Selling, General and Administrative Expenses.

     The Registrant incurred total selling, general and administrative expenses ("SG&A") of $840,348 for the year ended December 31, 2001 as compared to $2,069,045 for the fiscal year ended December 31,2000. This represented a decrease of approximately 59% in SG&A expenses due to the reduction of staff, office space and other general overhead.

(c)  Depreciation and Amortization.

     Depreciation and amortization for the year ended December 31, 2001 was equal to $4,311. This is substantially lower than the depreciation and amortization of $15,116 expensed in the year ended December 31, 2000. The Registrant's depreciation is approximately 71% less than the previous year due to the reduction of asset value to depreciate.

(d)  Interest Expense.

     The Registrant incurred interest and bank charges (net of interest income) of $81,943 in the fiscal year ended December 31, 2001, compared with such charges of $47,845 in the year ended December 31, 2000. This is due to the increased debt incurred by the Registrant and related interest cost during the year ending December 31,2001.

(e)  Income Tax Benefit.

     For the fiscal year ending December 31, 200, the Registrant had net operating loss carryforwards of $7,232,065 as compared with $6,386,832 for the previous fiscal year. Approximately $1,000,000 of this net operating loss was carried forward from the business of Marrco and is limited under Internal Revenue Code Section 381. This limits the use of this portion of the Registrant's net operating loss carryforward to approximately $70,000 per year. The Registrant has not recognized any of this tax benefit as an asset due to uncertainty of future income.

(f)  Net Loss.

     The Registrant recorded a net loss of $785,528 for the fiscal year ended December 31, 2001, as compared to a net loss of $1,653,179 for the fiscal year ended December 31,2000 or approximately 52% less for the year ending December 31, 2001. The reduction was due primarily to the reduction of general and administrative expenses, along with reduced depreciation expense.

(g)  Other Income/Expense.

     The Registrant recorded other income/expense totaling a net expense of $62,451. The main component of this number includes the write down of goodwill totalling $52,273 and the settlement of indebtedness totalling $21,095.

Liquidity and Capital Resources.

     The Registrant had a working capital deficit of $326,187 as of December 31, 2001, which is an improvement of $296,210 from the previous year's figure of $622,397. The Registrant has continued to raise capital through various private placement offerings of its stock. The Registrant believes that future equity sales or other financings can be achieved to adequately finance its growth.

     Therefore, the Registrant's continued operations, as well as the implementation of its business plan, will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise approximately $1,000,000 over the next twelve months for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

     If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, if additional shares were issued to obtain financing, or compensate service providers, existing shareholders may suffer a dilutive effect on their percentage of stock ownership in the Registrant.

Certain Indebtedness.

     In December of 1999, the Registrant entered into a Note Agreement with Newport Federal Financial ("Newport"). Newport loaned the Registrant $250,000 under the Note Agreement at a rate of 12%. This note was due and payable on January 3, 2001. The Registrant failed to make the payment, however Newport agreed to forgo collection on this note until July of 2001. The Registrant has negotiated an agreement with Newport that is been agreed upon but not finalized. In the agreement Newport is extending the loan for 3 years at a 12% interest rate effective November 22, 2001.

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

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the year ended December 31, 2001, and for the year ended December 31, 2000 are presented in a separate section of this report following Item 13.

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

     On November 15,2001, as a part of the acquisition of H J Ventures, Inc. by the Registrant, Lowell Holden was appointed to the Board of Directors. On November 15, 2001 Gary Fox resigned as CFO, Treasurer and from the Board of the Registrant reducing the total number of board members to three. Effective November 15, 2001 Greg Johnson was named President and CEO and Lowell Holden was named CFO. Gary Borglund resigned as President and retained the office of Chairman of the Board.

Gregory T. Johnson, President.

     Mr. Johnson, age 43, received his Bachelor of Arts degree in accounting in 1980 from the University of St. Thomas, St. Paul, Minnesota. He was awarded his Certified Public Accountant certificate in 1980. From 1990 to 1997, Mr. Johnson served as the president of Quality Video and Special Products, Inc. In this position, he was responsible for creating the USA operation and subsidiary of Quality/Dino International (a 45-year-old sales and marketing company headquartered in Winnipeg with main operations in Canada and United Kingdom). He personally managed all aspects of this business including sales and marketing, finance, operations and international licensing. From 1997 to 1999, Mr. Johnson was employed as president of Upland Global Corporation, a nutracuetical company that sells products via network marketing, telemarketing and through retail stores.

     From 1999 to the present, Mr. Johnson has served as the president and chief executive officer of Advants Inc., a public Internet access company that has created a nationwide network of kiosk terminals in a wide variety of public locations including grocery stores, hotels, restaurants, shopping malls, bowling alleys and truck stops. In this position, he has been responsible for developing and implementing the business plan for this innovative concept and establishing the corporation that became the leading provider of public Internet access terminals

Gary Borglund, Chairman/Secretary/Director.

     Mr. Borglund, age 53, has professional experience which includes ten years spent in new ventures and as a principle and executive, as well as ten years as a consultant. For the last three years, Mr. Borglund has worked exclusively with early stage high tech and Internet companies. Most recently, he was as a Board member of Global Games, a position he assumed in August 1997. Mr. Borglund was elected President and Chairman of the Board and CEO in June 1998. In this position, he has dealt with issues regarding funding and restructuring of debt. Mr. Borglund has remained in those capacities with regard to Global Games to date.

     Mr. Borglund was Vice President of Marketing for Greenhaven
Marketing from 1991 to 1996 and a Director of RedOak Management from 1996 to 2000. Mr. Borglund has attended the University of Minnesota.

Lowell Holden, Chief Financial Officer/Director.

     Mr. Holden, age 59, brings to the Registrant over 35 years of management experience with principal emphasis in he areas of finance and operations. His business career includes both large and small companies with a deep background in start-ups and turnarounds. From
June 2001 to the present, he has served as President and a Director of H J Ventures, Inc. He served as Vice President Strategic Partnerships for Advants Inc. from June 1999 to February 2001. He was responsible for the partnerships that the company forged with other entities, including AOL and govWorks.

     Mr Holden is President of L S Enterprises, Inc a 21-year-old private company that has engaged in consulting services including financial and operational. He graduated from Iowa State University after which his initial employer was Cargill, Inc. and later served a term on the corporate audit staff for the Dayton Hudson Corporation which is now Target, Inc.

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

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2001, Forms 5 with respect to fiscal 2001, and certain written representations from executive officers and directors, the Registrant is unaware that any required reports were not timely filed.

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

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2001, Forms 5 with respect to fiscal 2001, and certain written representations from executive officers and directors, the Registrant is unaware that any required reports were not timely filed.

ITEM 10.  EXECUTIVE COMPENSATION.

     Since the current directors and officers of the Registrant recently joined the Registrant in 2001, and all previous officers and directors have resigned, there is no executive compensation to disclose for the current officer and directors. The following table sets forth certain information relating to the compensation paid by the Registrant during the last three fiscal years to the Registrant's President. No other executive officer of the Registrant received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2000 and prior.





                                          Summary Compensation Table

                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                 Other           Restricted   Securities
principal                                annual             stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)
   (a)          (b)       (c)     (d)       (e)             (f)           (g)           (h)       (i)

Jon R. Marple  2001     $12,784    0         0                0            0             0         0
President      2000     $84,000(1) 0    $6,000(2)             0            0             0         0
               1999     $72,000(3) 0    $6,000                0            0             0         0

Gary Borglund  2001        0       0         0                0            0             0         0
President

Gregory T.     2001     $25,000    0         0                0            0             0         0
Johnson,
President



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

Employment Agreements.

     The Registrant has entered into written employment agreements with its current officers Greg Johnson and Lowell Holden and L S Enterprises, Inc, a company owned by Lowell Holden. On December 15,
2001 Mr Johnson, President and CEO and the Registrant entered into a three-year employment agreement. Mr Johnson receives a base salary of $120,000. The Registrant and Mr Holden entered into a three-year agreement for which Mr. Holden receives an aggregate of 4,600,000 shares of S-8 registered stock. In addition, L S Enterprises, Inc.
holds a three year consulting agreement with the Registrant to provide financial and operational consulting for an aggregate of $60,000 per year.

Other Compensation.

     (a) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2001 provided for or contributed to by the Registrant.

     (b) Other than as follows, no remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director since there is no existing plan: In March 2001 the Registrant adopted an Employee Stock Incentive Plan; no options have yet been granted under this plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of March 31, 2002 (78,963,411 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Registrant as a group:

Title of         Name and Address                     Amount of      Percent of
Class            of Beneficial Owner(1)               Beneficial        Class
                                                      Ownership(2)

Common Stock     Lowell Holden                       10,720,000 (3)    13.57%
                 7550 14th Avenue South, Suite 168
                 Minneapolis, MN  84097

Common Stock     Marcine Aniz Uhler                   8,000,000 (4)    10.13%
                 3900 Birch St., Suite 113
                 Newport Beach, California 92108

Common Stock     Gary Borglund                        3,000,000         3.80%
                 7550 14th Avenue South, Suite 168
                 Minneapolis, MN  84097

Common Stock     Richard Overdorff                    1,300,000 (5)     1.65%
                 7550 14th Avenue South, Suite 168
                 Minneapolis, MN  84097

Common Stock     Greg Johnson                              0            0.00%
                 7550 14th Avenue South, Suite 168
                 Minneapolis, MN  84097

Common Stock     Shares of all directors and executive 15,020,000      19.02%
                 officers as a group (4 persons)

(1) Except as noted, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2) None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

(3) 6,180,000 of this total is held in the name of LS Enterprises, Inc., of which is controlled by Mr. Holden, who is the president and a director of that company.

(4) 6,000,000 of this total is held in the name of Pelham Associates, Inc., of which Ms. Uhler is the President and a Director (the shares of Pelham are owned by The Michael Andrew Trust, of which Ms. Uhler is the trustee).

(5) These shares are held in the name of Ken Blomhofer, who resides in Mr. Overdorff's household.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the past two years, there have not been any transactions that have occurred between the Registrant and its officers, directors, and five percent or greater shareholders, except as follows:

     (a) From July 1997 to December 2000 the Registrant rented approximately 300 square feet of office space from Jon R. Marple. The Registrant accrued rent at $500.

     (b)  In 2000, the Registrant borrowed additional funds from Jon
R. Marple, the son, and Jon H. Marple, the father. These amounts totaled approximately $220,000 and have been accruing interest at a rate of 12% until January 31, 2001. In February 2001, these amounts totaling $149,874 owed to Jon R. Marple and $110,075 owed to Jon H. Marple were converted into convertible debentures bearing an interest rate of 8%. The terms of the convertible debentures are such that they are convertible at the option of the holder into common stock of the Registrant at a twenty percent discount to market if they are not paid in full by May 31, 2001. Interest does not begin to accrue on the notes until after May 31, 2001.

     (c) The Registrant entered into an agreement with IJNT International, Inc. (later known as Universal Broadband Networks, Inc. or "UBNT"), to provide certain services to UBNT in exchange for freely trading common stock in UBNT. The Registrant received 25,000 shares of UBNT common stock valued at $246,875 in order to direct business to the UBNT domain name registration platform and conduct certain advertising and marketing efforts for UBNT. The Registrant also agreed to allow UBNT to solicit the Registrant's customers for purposes of selling Internet access and custom web design. The Registrant recognized the full $246,875 as income in 2000 as its obligation to UBNT expired with UBNT filing for bankruptcy protection and ceasing business. The company is controlled by Jon H. Marple.

     (d) On November 15, 2001 the Registrant entered into an Agreement of Sale of Shares with H.J. Ventures, Inc., a company controlled by Mr. Holden. Under this agreement, the Registrant acquired 100% of the outstanding stock of this company. The purchase price for these shares was 12,000,000 shares of restricted common stock of the Registrant.

     In addition, on this date and in connection with the acquisition, Messrs. Holden and Johnson each entered into an employment agreement with the Registrant. Under these agreements, the following is to be paid:

     (1) Mr. Holden: the sum of 4,800,000 shares of restricted stock, issued at the rate of 400,000 shares per quarter for 12 consecutive quarters commencing with the initial issue being December 31, 2001; the shares will be issued under the terms of the Employee Stock Incentive plan per Form S-8.

     (2) Mr. Johnson: the sum of $120,000.00 annually; and health insurance in favor of this employee and his dependents.

     Finally, on this date and also in connection with the acquisition, the Registrant entered into a consulting agreement with L S Enterprises, a company controlled by Mr. Holden. Under this agreement and in exchange for certain consulting services to be rendered to the Registrant, it will be paid the sum of $60,000.00 annually; and an aggregate of 5,000,000 restricted shares of common stock providing the Registrant in combination with the H J Ventures, Inc. reaches total sales of $1,500,000 for the 24-month period ending December 31, 2003 - if sales do not reach this total, a pro-rata number of shares will be issued based on the formula of total net sales achieved for this period divided by 1,500,000 times 5,000,000.

For each of the transactions noted above, the transaction was negotiated, on the part of the Registrant, on the basis of what is in the best interests of the Registrant and its shareholders. In addition, in each case the interested affiliate did vote in favor of the transaction; however, the full board of directors did make the determination that the terms in each case were as favorable as could have been obtained from non-affiliated parties.

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

Reports on Form 8-K.

     The following reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report:

     (a) On November 28, 2001, the Registrant filed a Form 8-K/A to amend a Form 8-K filed on March 2, 2001 to report that financial statements are not required to be filed in connection with this reported transaction since it constitutes only a license agreement.

     (b) On November 30, 2001, the Registrant filed a Form 8-K to report that it had entered into an agreement to acquire all of the outstanding shares of H. J. Ventures, Inc., a privately held company that owns and operates public access Internet kiosks throughout the nation.

     (c) On December 14, 2001, the Registrant filed a Form 8-K/A to amend the filing made on November 30, 2001 to include certain exhibits not included in the prior filed report.

Index to Financial Statements.

                                                                        Page

Independent Auditor's Report                                              27

Consolidated Balance Sheet as of December 31, 2001                        28

Consolidated Statements of Operations for the years ended
December 31, 2001 and December 31, 2000                                   29

Consolidated Statements of Changes in Stockholders'
Equity (Deficit) for the years ended December 31, 2001
and December 31, 2000                                                     30

Consolidated Statements of Cash Flows for the years ended
December 31, 2001 and December 31, 2000                                   31

Notes to Consolidated Financial Statements                                32

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              JustWebIt.com, Inc.


Dated: April 12, 2002                         By: /s/Gregory T. Johnson
                                              Gregory T. Johnson, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                                              /s/ Gregory T. Johnson
                                              Gregory T. Johnson
                                              President
April 12, 2002

                                              /s/ Lowell Holden
                                              Lowell Holden
                                              Treasurer/Chief Financial
                                              Officer (principal financial
                                              and accounting
                                              officer)/Director
April 12, 2002

                                              /s/ Gary Borglund
                                              Gary Borglund
                                              Secretary/Chairman of the
                                              Board
April 12, 2002

                                              /s/ Richard Overdorff
                                              Richard Overdorff
                                              Director
April 12, 2002


                           INDEPENDENT AUDITOR'S REPORT



Board of Directors
JustWebit.com, Inc.
Orem, Utah


We have audited the accompanying consolidated balance sheet of JustWebit.com, Inc. and Subsidiaries, a Nevada corporation, as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JustWebit.com, Inc. and Subsidiaries as of December 31, 2001, and the results of their operations, changes in stockholders' equity (deficit), and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has cash flow constraints, and an accumulated deficit, and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Smith & Company
Smith & Company,
Certified Public Accountants
Salt Lake City, Utah
March 25, 2002

                    JUSTWEBIT.COM, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

                                  ASSETS

                                                             December 31 2001

CURRENT ASSETS
 Cash in bank                                                $    1,628
 Accounts receivable                                              6,528
 Inventory                                                      542,879
 Prepaid expenses                                               152,000

     TOTAL CURRENT ASSETS                                       703,035

PROPERTY AND EQUIPMENT (Net of depreciation of $9,667)           48,416

OTHER ASSETS
 Deposits                                                         1,784
 Internet domain name                                            50,000
 Software (Net of amortization of $2,083)                       608,417
 Software distribution license                                  250,000

                                                             $1,661,652

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable and accrued expenses                       $  233,040
 Notes payable (Note 5)                                         311,611
 Payable - related parties (Note 3)                             484,571

     TOTAL CURRENT LIABILITIES                                1,029,222

Contingencies (Note 10)                                               0

STOCKHOLDERS' DEFICIT
 Common stock, $.001 par value;
 Authorized 100,000,000 shares;
 Issued and outstanding 58,774,394 shares                        58,774
 Additional paid-in capital                                   7,805,721
 Retained earnings (deficit)                                 (7,232,065)

     TOTAL STOCKHOLDERS' EQUITY                                 632,430

                                                             $1,661,652

          See accompanying notes to consolidated financial statements

                      JUSTWEBIT.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Years ended December 31
                                                      2001        2000

Sales                                               $  174,825  $  556,944
Cost of sales                                           33,631      96,147
   GROSS PROFIT                                        141,194     460,797

General and administrative expenses                    840,348   2,069,045
Depreciation and amortization                            4,331      15,116
Interest and bank charges (net of interest income)      81,943      47,845
                                                       926,622   2,132,006

Net income (loss) before income taxes                 (785,428) (1,671,209)

Income tax expense (benefit) (Note 4)                      100         100

     NET (LOSS) FROM CONTINUING OPERATIONS            (785,528) (1,671,309)

EXTRAORDINARY ITEM
Gain on extinguishment of debt                               0       18,130

     NET (LOSS)                                     $ (785,528)  $(1,653,179)

BASIC AND DILUTED LOSS PER COMMON SHARE
(Loss) from continuing operations                   $     (.02)  $      (.14)
Income from extraordinary items                            .00           .00

     NET (LOSS)                                     $     (.02)  $       (.14)

Weighted average number of common shares used to
compute net income (loss) per weighted average
share                                               34,742,678     12,157,964

        See accompanying notes to consolidated financial statements

                     JUSTWEBIT.COM, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)




                                        Common Stock              Additional        Retained
                                      Par Value $.001              Paid-in           earnings
                                   Shares           Amount         capital          (deficit)
Balances at 12/31/99              10,766,258        $   10,766    $4,851,538       $(4,733,653)
 Issuance of restricted common
 stock to settle debt at $.31
 and $.75                             93,471                93        29,266
 For services at $.04 to $.75      1,763,943             1,764       214,326
 For cash at $.33 to $.90            673,250               673       275,359
 For domain name at $.31              84,746                85        26,398
 Issuance of S-8 common stock
 For services at $.05 to $3.25     1,017,554             1,018       462,664
 Net loss for year                                                                  (1,653,179)
Balances at 12/31/00              14,399,222            14,399     5,859,551        (6,386,832)

Issuance of restricted common stock
 For cash at $.075                 1,000,000             1,000        74,000
 For cash at $.02                  2,750,000             2,750        52,250
 For licensing agreement at $.05   5,000,000             5,000       245,000
 To acquire subsidiary at $.02    12,000,000            12,000     1,010,377          (59,705)
 For services at $.01                550,000               550         4,950
 Issuance of S-8 common stock
 For services at $.02 to $.075    23,075,172            23,075       559,593
 Net loss for year                                                                   (785,528)
Balances at 12/31/01              58,774,394            58,774     7,805,721       (7,232,065)


               See accompanying notes to consolidated financial statements

                             JUSTWEBIT.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Years ended December 31
                                                          2001        2000

OPERATING ACTIVITIES
 Net (loss)                                           $  (785,528) $(1,653,179)
 Adjustments to reconcile net (loss) to net cash
 (required) by operating activities:
 Stock issued for expenses                                430,668      679,772
 Depreciation and amortization                              4,331       15,116
 Interest accrued on notes payable                         86,017       30,000
 Book value of assets abandoned                            46,504            0
Changes in assets and liabilities:
 Prepaid expenses                                               0      202,949
 Accounts receivable                                        5,472        6,419
 Related party receivables                                      0      124,000
 Inventory                                                 (3,649)           0
 Deposits                                                   3,593            0
 Accounts payable and accrued liabilities                 (13,241)      (9,486)
 Deferred revenue                                               0     (226,302)
 Net Cash (Required) By
Operating Activities                                     (225,833)    (830,711)

INVESTING ACTIVITIES
 Sale of securities                                             0      246,875
 Purchase of equipment                                          0      (25,806)
 Net Cash Provided By
Investing Activities                                            0      221,069

FINANCING ACTIVITIES
 Loans                                                     20,000            0
 Loan - payments                                          (17,142)           0
 Loans - related parties                                   87,182      168,675
 Sale of common stock                                     130,000      276,032
 Net Cash Provided By
 Financing Activities                                     220,040      444,707

(DECREASE) IN CASH AND CASH EQUIVALENTS                    (5,793)    (164,935)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              7,421      172,356

CASH AND CASH EQUIVALENTS AT END OF YEAR                    1,628        7,421

Supplemental Disclosures of Cash Flow Information
 Cash paid during the year for:
  Interest                                                  3,066            0
  Income taxes                                                100          100

Noncash Investing and Financing Activities
During 2001, the Company issued 12,000,000 shares to acquire a subsidiary with net assets of $1,022,377, acquired a software license valued at $250,000 with 5,000,000 shares, and issued 550,000 shares to settle debts of $5,500.

          See accompanying notes to consolidated financial statements

                    JUSTWEBIT.COM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

JustWebit.com (through its subsidiary Media Rage of Utah, Inc.) offers small to mid-sized businesses an end-to-end solution that addresses the challenges associated with implementing a successful e-commerce strategy. The Company offers any business access to its free e-commerce web site builder and sells a comprehensive suite of products and services designed to assist businesses create a successful online
presence.   As of December 31, 2001, the Company hosted in excess of
9,000 web sites.

The Company (through its subsidiary H.J. Ventures, Inc.) manufactures, sells, and licenses public internet access kiosks and related software.

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Principles of Consolidation

The balance sheet contains the accounts of the Company and its wholly-owned subsidiaries Media Rage of Utah, Inc., and H.J. Ventures, Inc., which was acquired effective October 1, 2001. The statements of operations for 2001 and 2000 contain the accounts of the Company and Media Rage. The statement of operations for 2001 also contains the accounts of H.J. Ventures beginning October 1, 2001.

Revenue Recognition

Revenue is recognized when sales contracts are fulfilled or when services are provided. In the case of revenue recognition on long-term contracts, revenue is recognized ratably over the life of the contracts.

Earnings (Loss) Per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares outstanding during the periods presented. No diluted loss per share amounts are disclosed because their effect is antidilutive. Stock options to purchase shares of common stock that were outstanding during 2001 which were not included in the computation of diluted loss per share because the effect would have been antidilutive were 135,000.

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

The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

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

Segment Information

In 2001, the Company's Media Rage and H J Ventures subsidiaries had sales of $143,983 and $30,842, cost of goods sold of $26,420 and $7,211, general and administrative expenses of $323,801 and $123,742, and net loss of $195,580 and $110,035, respectively. The Company's corporate division, which generates no income and incurs costs for corporate employees and corporate overhead costs, had costs totaling $479,913 for the twelve month period ending December 31, 2001.

NOTE 2:  CAPITALIZATION

In May 2000, the Board of Directors and a majority of the shareholders
approved a 1 to 2 stock split.   These financial statements have been
adjusted to reflect these stock changes as if they had been effective as of the earliest date reported therein. During 2001, the Company amended its charter to authorize 250,000,000 shares of common stock.

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

At December 31, 2001 the Company owed $484,571 to related parties for loans and payments made on behalf of the Company. As of February 8, 2001, $259,971 owed to related parties were converted to 8% convertible debentures.

NOTE 4:  INCOME TAXES

Income tax expense was $100 for the year ended December 31, 2001 ($100 for 2000). Such amounts differ from the amounts computed by applying the United States Federal income tax rate of 34% to loss before income taxes as a result of the following:

                                                  2001        2000

Computed "expected" tax benefit               (267,080)     (568,211)
Decrease (increase) in income tax benefit
resulting from:
 Change in valuation allowance for
 deferred federal, state, and local
 income tax assets                             277,326      608,086
 State income taxes and other, net             (10,146)     (39,775)

                                                   100          100

The tax effects of temporary differences that give rise to a substantial portion of the deferred income tax assets are presented below:

                                                 2001        2000

Net operating loss carryforwards                $7,232,065  $6,386,832

Total gross deferred tax assets                  7,232,065   6,386,832
Less valuation allowance                        (7,232,065) (6,386,832)

     Net deferred tax assets                             0           0

During the years ended December 31, 2001 and 2000, the Company made no Federal income tax payments.

At December 31, 2001, the Company has approximately $7,200,000 available in net operating loss carryforwards for income tax purposes. These carryforwards expire in 2006 through 2014. Due to a change in control and business activity, the net operating loss carryforwards will most likely never be realized.

NOTE 5:  NOTES PAYABLE

In December of 1999 the Company received a note in the amount of $250,000 from Newport Federal Financial. This note carries an interest rate of 12% and was due and payable on January 2, 2001, along with accrued interest of $30,000. The note has not yet been paid. As an incentive for entering into the note agreement, the Company issued 180,000 shares of its common stock to Newport Federal Financial.

The assets of one of the Company's subsidiaries are encumbered by a note due Central Bank with a balance due of $51,611. The note was due April 4, 2001 and bears interest at 11%.

On August 31, 2001, the Company borrowed $20,000 from an individual on a 60-day note with a fixed-fee of $2,000. As of December 31, 2001, the balance remaining on the note was $10,000.

NOTE 6:  STOCK OPTION PLAN AND WARRANTS

At December 31, 2000, the Company set aside 1,000,000 shares of its common stock for an incentive stock option plan. Options were granted for 15,000 shares at $.75 and 120,000 shares at $0.375. The options vest over a three year period starting November 1, 2001.

The Company recognized compensation cost of $56,250 under the Plan for the year ended December 31, 2000. Had compensation cost for the Plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and net loss per share would have been:

     Net loss                  As reported     $(1,653,179)
                               Pro forma        (1,788,127)

     Basic loss per share      As reported            (.14)
                               Pro forma              (.15)

These pro forma numbers may not be representative of future disclosures. The fair value of each option grant is estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions used for grants in 2000: Risk-free interest rate of 6.50 percent, expected lives of 3 years and volatility of 1.41%. The weighted-average fair value of options granted during 2000 was $1.41.

NOTE 7:  LEASE

The Company leases office space under non-cancelable operating lease agreements. The leases under which the Company operated during 2001 required monthly payments of approximately $1,385 until December 31, 2002. Rent expense was $31,639 for the year ended December 31, 2001, and included $17,539 forfeited on prior leases.

NOTE 8:  SUBSEQUENT EVENTS

Subsequent to the year end, the Company raised $60,000 through the private placement of unregistered common stock. For the proceeds 3,000,000 shares were issued at a value of $0.02 per share. The shares have registrations rights in an anticipated SB-2 offering.

In March 2002, the Company raised $15,000 through a private placement with the proceeds going to the acquisition of Market Reach
Communications, Inc. For the proceeds, 1,500,000 shares of common stock were issued at a value of $0.01 per share.

On March 18, 2002, the Company signed an agreement effective April 1,
2002 to acquire Market Reach Communications, Inc., a company specializing in virtual imaging printing and "1 to 1 marketing" concepts. For this acquisition, the Company issued 8,150,000 shares of stock and $15,000. The Company may issue up to a total of 28,150,000 shares of stock and pay up to a total of $300,000 of cash subject to the sale performance of Market Reach during the next 24 months.

NOTE 9:  GOING CONCERN CONSIDERATIONS

As shown in the accompanying financial statements, the Company has incurred net losses of $785,528 for the year ended December 31, 2001 and $1,653,179 for the year ended December 31, 2000. As of December 31, 2001, the Company reported an accumulated deficit of $(7,232,065). The industry in which the Company operates is very dynamic and extremely competitive. The Company's ability to generate net income and positive cash flows is dependent on the ability to continue to increase sales while reducing operating costs, as well as the ability to raise additional capital. Management is aggressively following strategic plans to accomplish both objectives, but the success of these plans is not guaranteed. As of December 31, 2001, these factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 10:  CONTINGENCIES

Spectrum Alliance Group claims an obligation to it on the part of the Company in the amount of $129,300. A legal analysis of the claim indicates that any and all claims against the Company by Spectrum Alliance Group were settled by way of a Settlement Agreement and Release executed December 30, 1999. No litigation has been filed, and management intends to vigorously contest any obligation related to this claim.

                                 EXHIBIT INDEX

Number                           Description

2.1 Agreement and Plan of Reorganization between the Registrant, Media Rage Of Utah, Inc., and the shareholders of Media Rage Of Utah, Inc., dated June 1, 1999 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 11, 1999).

2.2 Agreement of Sale of Shares between the Registrant and shareholders of H.J. Ventures, Inc., dated November 15, 2001 (incorporated by reference to Exhibit 2 of the Form 8-K/A filed on December 14, 2001).

3.1 Articles of Incorporation, dated July 17, 1984 (incorporated by reference to Exhibit 3.1 of the Form 10-KSB filed on April 13, 2001).

3.2 Articles of Amendment to the Articles of Incorporation, dated February 20, 1987 (incorporated by reference to Exhibit 3.2 of the Form 10-KSB filed on April 13, 2001).

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

3.6     Bylaws, dated March 1, 2001 (incorporated by reference to
        Exhibit 3.6 of the Form 10-KSB filed on April 13, 2001).

4.1 1999 Equity Incentive Plan, dated May 1, 1999 (incorporated by reference to Exhibit 4.1 of the Form S-8 filed on October 1, 1999).

4.2     Employee Stock Incentive Plan, dated March 5, 2001
        (incorporated by reference to Exhibit 4.1 of the Form S-8 filed on March 13, 2001).

4.3 Non-Employee Directors and Consultants Retainer Stock Plan, dated March 5, 2001 (incorporated by reference to Exhibit
        4.2 of the Form S-8 filed on March 13, 2001).

4.4 Debenture Agreement executed by the Registrant in favor of Jon Richard Marple and Jon H. Marple, dated February 8, 2001 (incorporated by reference to Exhibit 4.3 of the Form 10-QSB filed on May 15, 2001).

4.5 Common Stock Purchase Agreement between the Registrant and Silverwood Opportunity Fund, dated June 11, 2001
        (incorporated by reference to Exhibit 4.4 of the Form SB-2 filed on August 31, 2001).

4.6 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan, dated December 17, 2001 (incorporated by reference to Exhibit 4.2 of the Form S-8 POS filed on December 21, 2001).

10.1 Exclusive Product License and Distribution Agreement between the Registrant and Pelham Associates, Inc., dated February 16, 2001 (incorporated by reference to Exhibit 10 of the Form 8-K filed on March 2, 2001).

10.2    Employment Agreement between the Registrant and Lowell
        Holden, dated November 15, 2001 (incorporated by reference to Exhibit 10.1 of the Form 8-K/A filed on December 14, 2001).

10.3 Employment Agreement between the Registrant and Gregory T. Johnson, dated November 15, 2001 (incorporated by reference to Exhibit 10.2 of the Form 8-K/A filed on December 14, 2001).

10.4    Consulting Agreement between the Registrant and L S
        Enterprises, Inc., dated November 15, 2001 (incorporated by reference to Exhibit 10.3 of the Form 8-K/A filed on December 14, 2001).

21      Subsidiaries of the Registrant (see below).