Form 10QSB
period 2002-03-31
JUSTWEBIT COM INC
filed 2002-05-28
CIK 793986

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                             COMMISSION FILE NUMBER: 33-5902

                                   JUSTWEBIT.COM, INC.
              (Exact name of Registrant as specified in its charter)

              Nevada                                          22-2774460
(State or jurisdiction of incorporation                    I.R.S. Employer
           or organization)                               Identification No.)

7550 24th Avenue South, Suite 168, Minneapolis, Minnesota            55450
  (Address of principal executive offices)                        (Zip Code)

                 Registrant's telephone number:  (612) 746-4025

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

     As of March 31, 2002, the Registrant had 79,713,411 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No  X.

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEET AS OF
              MARCH 31, 2002                                               3

              CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE ENDED
              MARCH 31, 2002 AND MARCH 31, 2001                            4

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED
              MARCH 31, 2002 AND MARCH 31, 2001                            5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                          7

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                           10

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                   10

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             11

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         11

     ITEM 5.  OTHER INFORMATION                                           11

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            12

SIGNATURE                                                                 12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               JUSTWEBIT.COM, INC.
                            CONSOLIDATED BALANCE SHEET
                                   MARCH 31, 2001
                                    (Unaudited)

                                       ASSETS

CURRENT ASSETS
Cash in bank                                                      $      815
Accounts receivable                                                   23,064
Inventory                                                            542,879
Prepaid expenses                                                     448,260

TOTAL CURRENT ASSETS                                               1,015,018

PROPERTY AND EQUIPMENT (Net of depreciation of $9,667)                43,717

OTHER ASSETS
Deposits                                                              16,784
Internet domain name                                                  50,000
Software (Net of amortization of $2,083)                             607,167
Software distribution license                                        190,000

                                                                  $1,922,686

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses                             $  293,345
Notes payable (Note 5)                                               291,611
Payable - related parties (Note 3)                                   490,620

TOTAL CURRENT LIABILITIES                                          1,075,576

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value;
Authorized 250,000,000 shares;
Issued and outstanding 79,713,411 shares                             79,713
Additional paid-in capital                                        8,211,423
Retained earnings (deficit)                                      (7,444,026)

TOTAL STOCKHOLDERS' EQUITY                                          847,110

                                                                 $1,922,686

      See accompanying notes to consolidated financial statements

                               JUSTWEBIT.COM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                                        Three Months Ended
                                                              March 31
                                                         2002          2001

Sales                                                  $   45,926  $   48,309
Cost of sales                                              13,519      15,352
GROSS PROFIT                                               32,407      32,957

Selling, general, and administrative expenses             159,213     118,222
Depreciation and amortization                              65,950       1,298
Interest and bank charges (net of interest income)         19,205      17,683
                                                          244,368     137,203

Net income (loss) before income taxes                    (211,961)   (104,246)
Income tax expense (benefit) (Note 4)                           0           0

NET (LOSS) FROM CONTINUING OPERATIONS                    (211,961)   (104,446)

EXTRAORDINARY ITEM
Gain on extinguishment of debt                                  0       21,095
Loss on disposition of assets                                   0      (27,280)

NET (LOSS)                                             $ (211,961)  $ (110,631)

BASIC AND DILUTED LOSS PER COMMON SHARE
(Loss) from continuing operations                            (.02)       (.006)
Income from extraordinary items                               .00         .000

NET (LOSS)                                                   (.02)       (.006)

Weighted average number of common shares used to
compute net income (loss) per weighted average share   34,742,678   17,737,808

          See accompanying notes to consolidated financial statements

                                JUSTWEBIT.COM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Three Months Ended
                                                              March 31
                                                         2002          2001

OPERATING ACTIVITIES
Net (loss)                                            $  (211,961)  $(110,631)
Adjustments to reconcile net (loss) to net cash
(required) by operating activities:
Stock issued for expenses                                 376,641      10,399
Depreciation and amortization                              65,950       1,298
Deposits                                                  (15,000)          0
Changes in current accounts                              (252,492)    (32,125)

NET CASH (REQUIRED) BY OPERATING ACTIVITIES               (36,862)   (131,059)

INVESTING ACTIVITIES
Sale of assets                                                  0      27,435

NET CASH PROVIDED BY INVESTING ACTIVITIES                       0      27,435

FINANCING ACTIVITIES
Loans                                                           0      28,291
Loan - payments                                           (57,696)          0
Loans - related parties                                    43,745           0
Sale of common stock                                       50,000      75,000

NET CASH PROVIDED BY FINANCING ACTIVITIES                  36,049     103,291

(DECREASE) IN CASH AND CASH EQUIVALENTS                      (813)       (333)

Cash and cash equivalents at beginning of period            1,628       7,421

CASH AND CASH EQUIVALENTS AT END OF YEAR                      815       7,088

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest                                                    3,066           0
Income taxes                                                    0         200

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

              See accompanying notes to consolidated financial statements

                                 JUSTWEBIT.COM, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with SEC regulations for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Form 10KSB for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Principles of Consolidation

The consolidated balance sheet includes the accounts of the Company, and its wholly-owned subsidiaries Media Rage of Utah, Inc., and HJ Ventures, Inc., which was acquired October 1, 2001. The statement of operations and cash flows for the quarter ended March 31, 2001, only includes the Company and Media Rage of Utah, Inc. The statements of operations and cash flows for the quarter ended March 31, 2002 include all three entities.

NOTE 2:  GOING CONCERN CONSIDERATIONS

As shown in the accompanying financial statements, the Company has incurred net losses of $211,961 for the quarter ended March 31, 2002 and $110,631 for the quarter ended March 31, 2001. As of March 31, 2002, the Company reported an accumulated deficit of $(7,444,026). The industry in which the Company operates is very dynamic and extremely competitive. The Company's ability to generate net income and positive cash flows is dependent on the ability to continue to increase sales while reducing operating costs, as well as the ability to raise additional capital. Management is aggressively following strategic plans to accomplish both objectives, but the success of these plans is not guaranteed. As of March 31, 2002, these factors raise substantial doubt about the Company's ability to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

     The Registrant offers a host of e-commerce solutions designed to target and assist small to mid-sized businesses to effectively sell their products online. The foundation of the Registrant's business is instant e-commerce solution for existing or new web sites through technology that allows businesses to easily build and maintain complete e-commerce web sites. As of March 31, 2002, the Registrant had in excess of 4,000 customers that have signed up for this service. The Registrant generates revenues from its customer base by selling a host of product upgrades and services as well as through the sale of banner advertisements.

     The Registrant deploys public access Internet kiosks in locations acceptable to public use. Kiosks users may access their email and play games using the machines. The Registrant has over 20 units in locations such as truck stops, airports, malls and hotels.

     During the quarter ended March 31, 2002, the Registrant entered into an agreement to acquire Market Reach Corporation ("MRC"), a provider of variable image printing used for direct one-on-one marketing. MRC provides the service to retailer and direct sellers that wish to personalize their message and provide a personal relationship with their customers. In addition, MRC works with non-profit organizations providing variable imaging printing products for their fund raising efforts.

Results of Operations.

(a)  Revenues.

     The Registrant reported $45,926 in gross income for the current quarter. This represents a 5% decrease from the quarter ended March 31, 2001 which generated revenues of $48,309. The decrease in revenues was a result of a change in marketing efforts under the direction of new management.

(b)  Selling, General, and Administrative Expenses.

     The loss for the quarter ended March 31, 2002 was attributable mainly to selling, general, and administrative ("SG&A") expenses of which salaries and professional services made up the largest portion. The salaries for the current quarter totaled $71,920, this represented 45% of total SG&A costs of $159,213. Salaries in the same quarter in the previous year were $56,741, or 48% of SG&A costs of $118,222. Professional fees and outside services in the current quarter totaled $43,748, or 27% of SG&A costs. Professional fees of $24,485 (21% of SG&A costs) were incurred in the quarter ended March 31, 2001. The increase in these expenditures was as a result of the acquisition of HJ Ventures.

(c)  Depreciation and Amortization.

     Depreciation and amortization for the three months ended March 31, 2002 was $65,950. This is substantially higher than the depreciation and amortization of $1,298 expensed in the three months ended March 31, 2001, due to the acquisition of HJ Ventures.

(d)  Interest Expense.

     The Registrant incurred interest charges (net of interest income) of $19,205 in the three months ended March 31, 2002, compared with such charges of $17,683 in the three months ended March 31, 2001. Most of the interest expense in the quarter ended March 31, 2002 is in the accrual on the amounts owed to Newport Financial, and to former officers of the Company.

(e)  Income Tax Benefit.

     At March 31, 2002, the Registrant had available net operating loss carryforwards of approximately $7 million which may provide future tax benefits expiring beginning in June of 2006; this compares with net operating loss carryforwards of approximately $4.8 million the previous year's period. Approximately $1,000,000 of this net operating loss was carried forward from the business of Marrco and is limited under Internal Revenue Code Section 381. This limits the use of this portion of the Registrant's net operating loss carryforward to approximately $70,000 per year. The Registrant has not recognized any of this tax benefit as an asset due to uncertainty of future income.

(f)  Net Loss.

     The Registrant reported a net loss of $211,961 for the three months ended March 31, 2002. This is compared to a net loss of $110,631 for the three months ended March 31, 2001.

Liquidity and Capital Resources.

     The Registrant currently has total current assets of $1,010,018 and total current liabilities of $1,070,576, resulting in net working
capital deficit of $60,558.   Approximately 27% of total current
liabilities, or $290,900, represent convertible debentures payable to shareholders. The Registrant is currently in negotiations for additional capital to finance its future growth plans.

     In December of 1999, the Registrant entered into a Note Agreement with Newport Federal Financial ("Newport"). Newport loaned the Registrant $250,000 under the Note Agreement at a rate of 12%. This note was due and payable on January 3, 2001. The Registrant failed to make the payment, however Newport has agreed to forgo collection on this note until July of 2001. The Registrant is in the process of re-writing the note with Newport.

     The Registrant has sufficient cash flow and financing to meet its operating requirements through 2002, but there can be no assurance the Registrant will continue to meet its cash requirements. However, the current funds available to the Registrant, and the revenues generated by the Registrant, will not be adequate for it to be competitive in the areas in which it intends to operate, and may not be adequate for the Registrant to survive. Therefore, the Registrant will need to raise additional funds in order to fully implement its business plan (up to $1,000,000 over the next twelve months); this will enable the company, among other things, to hire an additional three employees. The Registrant's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing.

     There is no assurance that the Registrant will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Registrant. If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. If shares are issued to obtain financing, current shareholders may suffer a dilution on their percentage of stock ownership in the Registrant. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

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

     On July 19, 2000, the Registrant entered into a settlement agreement with EWS. The Registrant agreed to pay EWS $31,000 over a four month period and issued to EWS 45,000 shares of the Registrant's common stock. The Registrant has made the initial payment of $5,000 and delivered the stock due to EWS; no other payments under the settlement were made. The Registrant is currently attempting to renegotiate an agreeable settlement with EWS.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant made the following sales of unregistered securities during the quarter ended on March 31, 2001

     (a)  On January 2, 2002, the Registrant issued a total of
3,000,000 shares of common stock to one director of the company for services rendered, valued at $60,000 ($0.02 per share).

     (b)  On January 5, 2002, the Registrant issued a total of
5,516,667 shares of common stock to four consultants for services rendered, valued at a total of $110,333 ($0.02 per share).

     (c) On January 7, 2002 and February 12, 2002, the Registrant sold a total of 3,000,000 shares of common stock to two accredited investors for total consideration of $60,000 ($0.02 per share). Commissions of $500 were paid in connection with these sales.

     (d) On January 7, 2002, the Registrant issued 1,830,000 shares of the Registrant common stock to satisfy debts totaling $36,600
($0.02 per share).

     (e)  On January 11, 2002, the Registrant issued a total of
200,000 shares of common stock to two consultants for services rendered, valued at a total of $4,000 ($0.02 per share).

     (f) On February 12, 2002, the Registrant issued 500,000 shares of common stock to one consultant for services rendered, valued at $10,000 ($0.02 per share).

     (g) On March 24, 2002, the Registrant sold 750,000 shares of common stock to two accredited investors for total consideration of $15,000 ($0.02 per share). On this date, the Registrant also issued a total of 750,000 shares of common stock to two consultants for services rendered, valued at a total of $15,000 ($0.02 per share).

     These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Act"), by the fact that:

     - the sales were made either to accredited or sophisticated investors as defined in Rule 502;

     - the Registrant gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the Registrant possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

     - at a reasonable time prior to the sale of securities, the Registrant advised each purchaser of the limitations on resale in the manner contained in Rule 502(d)2 of this section;

     - neither the Registrant nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

     - the Registrant exercised reasonable care to assure that each purchaser of the securities is not an underwriter within the meaning of Section 2(11) of the Act in compliance with Rule 502(d).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

     The following report on Form 8-K was filed during the first quarter of the fiscal year covered by this Form 10-QSB:

     An amended Form 8-K was filed on February 19, 2002 to disclose the audited financial statements of H.J. Ventures, Inc., a company acquired by the Registrant (as originally disclosed in a Form 8-K filed on November 30, 2002), dated September 30, 2001. This report also disclosed pro forma financial regarding this acquisition as of September 30, 2001.

                                     SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        JustWebit.com, Inc.



Dated: May 24, 2002                     By: /s/  Gregory T. Johnson
                                        Gregory T. Johnson, President

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

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on April 16, 2002).