Form 10QSB
period 2002-06-30
JUSTWEBIT COM INC
filed 2002-08-20
CIK 793986

UNITED STATES U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                             FORM 10-QSB

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                 OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________


                   COMMISSION FILE NUMBER: 33-5902-NY


                           JUSTWEBIT.COM, INC.
        (Exact name of Registrant as specified in its charter)


           Nevada                                22-2774460

(State or jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                7550 24th Avenue, Suite 168, Minneapolis, MN 55450
       (Address of principal executive offices)            (Zip Code)

              Registrants telephone number:  (612) 746-4025

       Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, Par Value $0.001
              Class A Preferred Stock, Par Value $0.001

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements
for the past 90 days.  Yes [X]   No []  .

As of June 30, 2002, the Registrant had 92,271,561 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes []    No [X]



TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                   PAGE


Item 1.  Financial Statements

         CONSOLIDATED BALANCE SHEET AS OF
         June 30, 2002                             3


         CONSOLIDATED Statements of operations
         FOR THE THREE and six months ended
         June 30, 2001 AND June 30, 2002           4


         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE six MONTHS ENDED
         June 30, 2001 AND June 30, 2002           5


         NOTES TO consolidated FINANCIAL
         STATEMENTS                                6

Item 2.  Managements Discussion and Analysis
         Financial Condition and Results of
         Operations                                7


PART II - other information

ITEM 1.  LEGAL PROCEEDINGS                         10


ITEM 2.  CHANGES IN SECURITIES AND
         USE OF PROCEEDS                           10


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES           11


Item 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                       11


Item 5.  OTHER INFORMATION                         11


item 6.  EXHIBITS AND REPORTS ON FORM 8-K          12


SIGNATURE                                          12





PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

JUSTWEBIT.COM, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
June 30, 2002

ASSETS

      Current Assets:
      Cash                                                  $(142)
      Accounts Receivable                                   6,975
      Inventory                                            72,879
      Prepaid Expenses                                      1,000
      Property, Plant & Equipment                          38,099

      Other Assets:
      Investments Subsidiaries                            188,000

      TOTAL ASSETS                                       $306,811

LIABILITIES & SHAREHOLDERS (Deficiency)

      Current Liabilities:
      Accounts Payable and Accrued Expenses        $      203,469
      Note Payable Bank Newport Federal                   250,000
      Accrued Interest                                    103,900
      Note Payable                                        504,999
      Payable - Related Parties                           127,383
      Total Current Liabilities                         1,189,751

      Long-Term Debt                                            0

      Total Liabilities                                 1,189,751

      Shareholders (Deficiency):
      Common Stock, $.001 par value;
      authorized 100,000,000 shares;
      issued and outstanding  92,271,561                   92,272
      Additional Paid-in Capital                        8,395,938
      Retained Earnings (Deficit)                      (9,371,156)
      Total Shareholders Equity                          (882,946)

      TOTAL LIABILITES & EQUITY                    $      306,811

See accompanying notes to consolidated financial statements


JUSTWEBIT.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                        Three Months  Three Months   Six Months    Six Months
                           Ended         Ended          Ended        Ended
                       June 30, 2001  June 30, 2002 June 30, 2001 June 30, 2002

Revenues                    42,302        60,379        90,610         106,205
Cost of Sales                6,467        81,170        21,820          94,698
Gross Profit                35,835       (20,791)       68,790          11,507

Forgiveness of Debt
Income                           0             0        21,097               0
Loss on Disposition              0             0       (28,579)              0
Gain/Loss on Securities
Sales                            0             0             0               0
Other Income                     0             0           250               0

General & Administrative
Expenses                    45,427       103,487        77,828         224,016
Outside and Professional
Services                    66,970       150,299        99,953         168,204
Depreciation &
Amortization                 1,299        (5,950)       84,753          60,000
Salaries & Benefits         36,426        46,248         2,598          77,929
Interest Expense            16,738        19,206        34,421          27,400
Asset Writedown                  0    (1,593,049)            0       1,593,049

Net Income (Loss)         (131,025)   (1,927,130)     (237,995)     (2,139,091)

Basic Net Loss Per Share  $ (0.004)     $ (0.023)      $ (0.01)       $ (0.028)

Weighted Average
Common Shares
Outstanding             30,267,394    85,777,912    24,843,061      77,474,331

See accompanying notes to consolidated financial statements



JUSTWEBIT.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                           Six Months         Six Months
                                              Ended              Ended
                                          June 30, 2001      June 30, 2002

OPERATING ACTIVITIES
       Net Income (Loss)                    $(237,995)       $(2,139,091)

       Adjustments:
       Depreciation and Amortization            2,598             10,317
       Changes in current accounts             73,513            140,355
       Write-off of Other Assets                    0            910,201
       Expenses Paid with Common Stock                           339,153
       Net Cash Required by
       Operating Activities                   (46,084)          (739,065)

INVESTING ACTIVITIES
       Sales of Marketable Securities               0                  0
       Sale of Assets                          34,662                  0
       Acquisition Investments                      0             25,000
       Net Cash Required by
       Investing Activities                    34,662             25,000

FINANCING ACTIVITIES
       Loans                                    8,000            640,733
       Sale of Common Stock                         0            121,562
       Repayment of Loans                           0                  0
       Liabilities Paid with Common Stock           0                  0
       Net Cash Provided (Required) by
       Investing Activities                     8,000            762,295

       Increase (Decrease) in Cash and
       Cash Equivalents                        (3,422)            (1,770)

       Cash and Cash Equivalents at
       Beginning of Period                      7,421              1,628

       Cash and Cash Equivalents at
       End of Period                        $   3,999          $    (142)

See accompanying notes to consolidated financial statements


JUSTWEBIT.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1.         BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of the Companys management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the December 31,2001 audited financial statements


NOTE 2.         HISTORY

The Company was incorporated in the State of Nevada on July 24, 1984 and authorized 200,000,000 shares of $0.001 par value common stock. On March 16, 1994 the Company effected a 1 share for 30 share reverse stock split. The split reduced the total outstanding shares from 32,272,000 to 1,075,807. On March 16, 1994 the Company issued 6,500,000 shares of post reverse-split stock to Marrco Communications, Inc. in the conjunction with the purchase of all of Marrcos assets and the assumption of all of Marrcos liabilities.

On October 25, 1996 the name of the Company was changed to Superior Wireless Communications, Inc. and each of the 6,004,836 shares of then issued and outstanding common stock of the Corporation were exchanged for one share of preferred stock designated as Class A Convertible Cumulative Preferred Stock (the Class A Preferred Stock), par value of $.001 per share.

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

Effective December 19, 2001 the number of authorized shares of the Registrant was increased from 100,000,000 to 250,000,000. Total outstanding shares of the Registrant as of the close of business on June 30,2002 was 92,271,561.


NOTE 3.         RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their business interests. The Company has not formulated a policy for the resolution of such

On February 5, 2001, the Company converted all amounts owed to Jon Richard Marple, then the Companys Chairman and president, and to Jon H. Marple, his father, into Convertible Debentures (the Debentures). These amounts were equal to $149,874 and $110,075, respectively. The terms of these Debentures delayed any interest from accruing until May 31, 2001. At this time the interest rate is 8%. At any time from May 31, 2001 until the Debentures are paid in full, the holders may convert any portion of the outstanding balance, including accrued interest, at a rate equal to 80% of the average closing bid price for the five days prior to the conversion date. The debentures are considered in default and the holders of the debentures have notified the Company of the default and demand for payment. As of the date of this filing the Company is in default of the loans.

On October 15, 2001 the Company acquired H J Ventures, Inc as a wholly owned subsidiary of the Company. H J Ventures, Inc is in the business of placing public access Internet terminals for use by the public. H J Ventures assets were purchased from L S Enterprises, Inc for a note. The note to L S Enterprises, Inc is secure by all the assets of H J Ventures, Inc and is subordinated to Central Bank which is the first secured lender to H J Ventures, Inc. L S Enterprise, Inc is solely owned by Lowell Holden who is an officer and directors of the Company.


NOTE 4.         INCOME TAXES

The Registrant has available at June 30, 2002, net operating loss carryforward of approximately $6.8 million which may provide future tax benefits expiring beginning in June of 2006.


NOTE 5.         GOING CONCERN CONSIDERATIONS

As shown in the accompanying financial statements, the Company has incurred net losses of $ 2,139,091 for the quarter ended June 30, 2002. As of June 30, 2002, the Company reported an accumulated deficit of $9,371,156. The industry in which the Company operates is very dynamic and extremely competitive. The Companys ability to generate net income and positive cash flows is dependent on the ability to continue to increase sales while reducing operating costs, as well as the ability to raise additional capital. Management is aggressively following strategic plans to accomplish both objectives, but the success of these plans is not guaranteed. As of June 30, 2002, these factors raise substantial doubt about the Companys ability to continue as a going concern.


Note 6:          SUBSEQUENT EVENTS

On August 12, 2002 the Registrant signed a letter of intent to acquire Perma Grass Corporation, a distributor of artificial turf in markets primarily in New Jersey, New York, Pennsylvania and Connecticut. Perma Grass would be-come a wholly owned subsidiary of the Registrant. This transaction will be accounted for as a reverse merger. Additional working capital may be required to fund its market expansion of Perma Grass. The transaction is subject to further due diligence by the Registrant.


ITEM 2.          MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

The Registrant offered e-commerce solutions designed to target and assist small to mid-sized businesses to effectively sell their products online. The system allows simple point-and-click site creation, catalog deployment and interfacing merchant accounts. As of June 30, 2001, the Registrant had in 210 paying customers that are signed up for this service. The Registrant has eliminated the offering of free hosting service dramatically reducing the total number of customers.

The Registrant has made the decision to eliminate the public access
Internet terminal business and is in the process of dispose of its inventory of Internet terminals in its wholly owned subsidiary H J Ventures, Inc. This decision was based on the inability to acquire adequate capital to properly fund the growth of an Internet terminal network sufficient to make the business profitable for the Registrant. The market for the Internet terminals is specific and very narrow. As security interests in favor of a bank and other secured parties cover all the assets, it is the opinion of management that all funds received from the sale of these assets will be required to retire the secured debt held by the secured parties. Management does not believe the amount received through the sale of these assets will be adequate to retire all the debt against the assets. If that is the case, the subsidiary of the Registrant will be left with unfunded debt and no ability to pay off its debts. There is no cross collateralizing between the Registrant and the subsidiary.

The Registrant has elected to reserve for write-off against the assets it considers difficult to dispose of at book value or which are considered goodwill or intangible assets. The dramatic reduction in the number of customers using the Registrants web hosting service and its software has driven the decision to reserve for all assets of the Registrant that may be impaired by the reduction of business in this category. In addition, the Company elected to eliminate all non-paying web hosting customers eliminating the cost of supporting such customers. The conversion of free customers to paying customers did not justify the expense of supporting the free customer.

The Registrant has elected during this period to reserve for all assets that may not have market value equal to or greater than the book value of these assets on the Registrants books. Included in the reserves are; Inventory reduction $ 470,000; Prepaid expense write down $ 151,000; Write off of Software and Software distribution license $908,000. This election has caused serious impairment leaving the Registrant with a negative net worth significantly impairing its ability to continue as a going concern.


Results of Operations.

(a)        Revenues.

The Registrant reported $60,379in gross income for the current quarter. This represents a 139% increase from the quarter ended June 30, 2001, which generated revenues of $43,302. The increase in revenues was a result of the sale of assets of its subsidiary totaling $32,500.

(b)        Selling, General and Administrative Expenses.

The current quarters loss was primarily attributable to the reserve for write-off of assets, which the Registrant deemed either intangible or being carried at more than perceived market value. The discontinuing of the Internet kiosks business has further driven the decision to write down assets of the Registrant to bring them in line with the anticipated liquidation of these assets. Total reserve for the write -off of assets is $ 1,593,049.

Salaries for the current quarter totaled $46,248, while salaries for the same quarter ending June 30, 2001 was $33,512. This represents an increase of 38% for this quarter over the same quarter last year.

Professional fees and outside services in the current quarter totaled $150,299 while Professional fees of $66,970 were incurred in the quarter ended June 30, 2000.

(c)        Depreciation and Amortization.

Depreciation and Amortization for the three months ended June 30, 2002 was $(5950). This is lower than the depreciation and amortization of $1,298 expensed in the three months ended June 30, 2001 and was due to the reserve of assets during this period creating a negative depreciation and amortization amount for the quarter.

(d)        Interest Expense.

The Registrant incurred interest expense charges (net of interest income) of $19,206 in the three months ended June 30, 2002, compared with charges of $16,738 in the three months ended June 30, 2001. Nearly all of the current quarters interest expense is in the accrual on the amount owed to Newport Federal Financial, which is accruing at the rate of 24% per annum (the default rate under the note) plus the Marple debentures which are also in default. See Certain Indebtedness below. Both creditors have issued demands to the Registrant for payment of all principal and interest due on their respective notes.

(e)        Income Tax Benefit.

For the three months ended June 30, 2002, the Registrant had available net operating loss carryforward of approximately $6.8 million which may provide future tax benefits expiring beginning in June of 2006; this compares with net operating loss carryforward of approximately $4.8 million in the previous years period. Nearly all of this net operating loss carryforward is limited for use by the Registrant by Internal Revenue Code Section 381. The Registrant has not recognized any of this tax benefit as an asset due to the uncertainty of future income.

(f)        Net Loss.

The Registrant reported a net loss of $1,927,130for the three months ended
June 30, 2002. This is compared to a net loss of $131,025 for the three months ended June 30, 2001. The current loss is due principally to the reserves for write-off taken by the Registrant during the three months ending June 30, 2002


Liquidity and Capital Resources.

The Registrant currently has total current assets of $79,712 and total current liabilities of $ 1,189,751, resulting in net working capital deficit of $1,110,039. The working capital deficit is due primarily to the reserves for write-off taken by the Registrant during the three months ending June 30,2002. The Registrant will require significant additional working capital and significant debt restructuring to continue as a going concern. Without additional working capital or a viable debt restructuring, the Registrant may find it difficult to continue in business.


Certain Indebtedness.

(a)           Newport Federal Financial.

In December of 1999, the Registrant entered into a Note Agreement with Newport Federal Financial (Newport). Newport loaned the Registrant
$250,000 under the Note Agreement at a rate of 12%. This note was due and payable on January 3, 2001. The Registrant failed to make the payment in a timely fashion. The default interest rate under the note of 24% per annum is now in effect. The Registrant received a default notice from Newport Federal demanding immediate payment of their note. Counsel for the Registrant has responded to that demand noting potential cause of action by the Registrant against Newport.

(b)           Jon Richard Marple and Jon H. Marple.

On February 5, 2001, the Registrant converted all amounts owed to Jon
Richard Marple, then the Companys chairman and president, and to Jon H.
Marple, his father, into convertible debentures (Debentures) (see Exhibit
4.3 to this Form 10-QSB). These amounts were equal to $149,874 and $110,075, respectively. The terms of these Debentures delayed any interest from accruing until May 31, 2001. At this time the interest rate is 8%. At any time from May 31, 2001 until the Debentures are paid in full, the holders may convert any portion of the outstanding balance, including accrued interest, at a rate equal to 80% of the average closing bid price for the five days prior to the conversion date.

The holders of the debenture have made demand of the Registrant for payment of their outstanding balances. The Registrant is in default of the loan and at this time is unable to make any payments of principal or interest to the note holder.


Inflation.

The Registrants management does not believe that inflation has had or is likely to have any significant impact on the Registrant's operations.


Other.

The Registrant does not provide post-retirement or post-employment benefits requiring charges under Statements of Financial Accounting Standards Nos. 106 and 112.


Forward Looking Statements.

The foregoing Managements Discussion and Analysis contains forward looking statement within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrants business strategies, continued growth in the Registrants markets, projections, and anticipated trends in the Registrants business and the industry in which it operates. The words believe, expect, anticipate, intends, forecast, project, and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrants expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrants control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrants products, competitive pricing pressures, changes in the market price of ingredients used in the Registrants products and the level of expenses incurred in the Registrants operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update forward looking statements.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

(a) On October 4, 1999 the Registrant was named as a defendant in a lawsuit filed in Jefferson County, Texas. The plaintiff, Engineering & Wireless Services, Inc. (EWS) demanded payment of $27,748.71 for services rendered to the Company in 1996 and 1997. The Registrants President at the time, John C. Spradley, had written a check for this same amount on April 2, 1997 which was returned to plaintiff by plaintiffs bank dishonored, unpaid and marked NSF. Mr. Spradley wrote this check without proper authority by the Registrant, and actually was strictly forbidden by a board resolution to write any checks in excess of $5,000. The writing of the check to EWS left the Registrant legally obligated to honor this check.

On December 1, 1999, EWS was granted a final default judgment in the amount of $37,214.27, which included $9,249.56 in attorney fees. The Registrant was notified of such judgment and was not in a position to pay it. On June 9, 2000,a writ of execution was issued by the Third District Court issuing the Salt Lake County Sheriff to collect $39,521.00 from the Registrant; this amount included post judgment costs of $1412.44 and other costs of $894.29.

On July 19, 2000, the Registrant entered into a settlement agreement with EWS. The Registrant agreed to pay EWS $31,000 over a four month period and issued to EWS 45,000 shares of the Registrants common stock. The Registrant has made the initial payment of $5,000 and delivered the stock due to EWS; no other payments under the settlement were made. The Registrant is currently trying to renegotiate an agreeable settlement with EWS.

(b) The Registrant is currently in negotiation with two former creditors, Spectrum Alliance Farmington Partners and Spectrum Alliance Harrison Partners (collectively referred to herein as Spectrum). Spectrum alleges that it is due additional compensation under certain lease arrangements entered into by and between Spectrum and the Registrant in 1995. The Registrant believes that a favorable settlement with Spectrum can be reached within the current fiscal year and that such a settlement should not materially affect the Registrants financial statements.

(c) The Registrant is currently in a dispute with both Newport Financial and both Marples pertaining to their claims on notes and debentures that are held by the respective parties. The Registrant believes there is a basis to settlement with both parties which may involve further litigation.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the three-month period ended June 30, 2002, the Registrant sold the following securities without registration (restricted):

(a) The Registrant sold a total of 1,500,000 shares of common stock to two accredited investors for a total consideration of $30,000 ($0.02 per share).

(b) The Registrant issued a total of 8,150,000 shares of common stock to the shareholders of Market Reach Communications, Inc. in connection with an Agreementof Sale of Shares entered into between the parties on February 11, 2002. The Registrant still holds these shares since the agreement has not been completed on behalf of both parties.

These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended (Act), by the fact that:

-the sales was made to either an accredited or sophisticated investor as defined in Rule 502;

-the Registrant gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the Registrant possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

-at a reasonable time prior to the sale of securities, the Registrant advised each purchaser of the limitations on resale in the manner contained in Rule 502(d)(2) of this section;

-neither the Registrant nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

-the Registrant exercised reasonable care to assure that each purchaser of the securities is not an underwriter within the meaning of Section 2(11) of the Act in compliance with Rule 502(d).



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

The Registrant is currently in default of the Debentures, as discussed under
Item 2 above, and at this time is unable to make any payments of principal or interest to the holders of the Debentures.


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

3.6
Bylaws, dated March 1, 2001 (incorporated by reference to
Exhibit 3.6 of the Form 10-KSB filed on April 13, 2001).

4.1
1999 Equity Incentive Plan, dated May 1, 1999 (incorporated by reference to
Exhibit 4.1 of the Form S-8 filed on October 1, 1999)

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