Form 10QSB
period 2002-09-30
JUSTWEBIT COM INC
filed 2002-11-14
CIK 793986

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                              COMMISSION FILE NUMBER: 33-5902

                            SYNTHETIC TURF CORPORATION OF AMERICA
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

     As of September 30, 2002, the Registrant had 100,471,561 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes    No X.

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEET AS OF
              SEPTEMBER 30, 2002                                           3

              CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED
              SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2002                    4

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED
              SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2002                    5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                          9

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                           11

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                   12

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             13

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         13

     ITEM 5.  OTHER INFORMATION                                           13

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            13

SIGNATURES                                                                14

CERTIFICATIONS                                                            14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       SYNTHETIC TURF CORPORATION OF AMERICA
                          (formerly JustWebit.com, Inc.)
                              CONSOLIDATED BALANCE SHEET
                                  SEPTEMBER 30, 2002
                                     (Unaudited)

                                        ASSETS

Current Assets:
Cash                                                        $        1,806
Accounts Receivable                                                 31,890
Inventory                                                           72,508
Prepaid Expenses                                                     1,000
  Total Current Assets                                             107,204

Property, Plant & Equipment                                         28,099

TOTAL ASSETS                                                $      135,303

                 LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Expenses                       $      355,770
Notes Payable                                                      449,011
Payable - Marple Group                                             365,633
Total Current Liabilities                                        1,170,414

Long-Term Debt                                                           0

Total Liabilities                                                1,170,414

Shareholders' Equity (Deficit):
Common Stock, $.001 par value;
Authorized 250,000,000 shares;
Issued and outstanding 100,471,561                                  92,322
Additional Paid-in Capital                                       8,328,388
Retained Earnings (Deficit)                                     (9,455,821)
Total Shareholders' (Deficit)                                   (1,035,111)

TOTAL LIABILITIES & (DEFICIT)                                      135,303

          See accompanying notes to consolidated financial statements

                      SYNTHETIC TURF CORPORATION OF AMERICA
                         (formerly JustWebit.com, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)




                                       Three Months     Three Months        Nine Months      Nine Months
                                           Ended           Ended               Ended            Ended
                                       Sept. 30, 2001   Sept. 30, 2002      Sept. 30, 2001   Sept. 30, 2002
Revenues                               $   27,844       $   10,529         $ 118,894        $    116,734
Cost of Sales                               4,313            8,637            24,664             103,335
Gross Profit                               23,531            1,892            94,230              13,399

Forgiveness of Debt Income                      0                0           (21,097)                  0
Loss on Disposition                             0                0            28,579                   0

General & Adm. Expenses                    66,460           61,905           151,290             285,921
Outside & Professional Services             80,496          56,902           168,679             225,106
Depreciation & Amortization                  1,299               0             3,897              60,000
Salaries & Benefits                         30,878           5,017           121,555              82,946
Interest Expense                            20,188          15,298            54,610              42,698
Asset Writedown, net                             0       (  52,565)                0           1,540,484

Net Income (Loss)                         (175,790)        (84,665)        (413,283)          (2,223,756)

Basic Net Loss Per Share                    (0.005)         (0.000)          (0.015)              (0.027)

Weighted Average
Common Shares Outstanding                36,126,394     94,945,474       26,745,597            83,362,043


                See accompanying notes to consolidated financial statements

                               SYNTHETIC TURF CORPORATION OF AMERICA
                                  (formerly JustWebit.com, Inc.)
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)


                                             Nine Months         Nine Months
                                                Ended               Ended
                                             Sept. 30, 2001      Sept. 30, 2002

OPERATING ACTIVITIES
Net Income (Loss)                            $  (413,283)        $(2,223,756)
Adjustments:
Depreciation and Amortization                      3,897              10,000
Changes in current accounts                     (245,779)            124,626
Write-off of Other Assets                              0             910,201
Expenses Paid with Common Stock                  527,100             440,149
                                                 285,218           1,484,976
Net Cash Required by Operating Activities       (128,065)           (738,780)

INVESTING ACTIVITIES
Acquisition Investments                                 0            (25,000)

Net Cash Required by Investing Activities               0            (25,000)

FINANCING ACTIVITIES
Loans                                              96,784            621,396
Sale of Common Stock                               49,300            142,562
Repayment of Loans                                 (7,202)                 0

Net Cash Provided (Required) by
Investing Activities                              138,882            763,958

Increase (Decrease) in Cash and
Cash Equivalents                                   10,817                178

Cash and Cash Equivalents at
Beginning of Period                                 7,421              1,628
Cash and Cash Equivalents at End of Period         18,238              1,806

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest                                            3,066                  0
Income Taxes                                          100                200

Noncash Investing & Financing
5,000,000 shares for a software license           250,000                  0
550,000 shares & 500,000 shares to
settle debts                                        5,500              5,000

         See accompanying notes to consolidated financial statements

                      SYNTHETIC TURF CORPORATION OF AMERICA
                         (formerly JustWebit.com, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Registrant's management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation of these financial statements have been included. These financials statements should be read in conjunction with the December 31, 2001 audited financials statements.

The unaudited consolidated statements include the Registrant and its wholly owned subsidiary H.J. Ventures, Inc.. The Registrant's subsidiary is in the process of liquidation. Assets of $108,129 are included at net realizable value. Liabilities are $319,387 or negative equity of $211,258. The subsidiary's asset write down was recorded in the second quarter and is included in the Consolidated Statements of Operations for the nine months ended September 30, 2002 as Asset Writedown - $1,540,484.

NOTE 2.  CAPITALIZATION

The Registrant was incorporated in the State of Nevada on July 24, 1984 and authorized 200,000,000 shares of $0.001 par value common stock. On March 16, 1994 the Registrant affected a 1 share for 30 share reverse stock split. The split reduced the total outstanding shares from 32,272,000 to 1,075,807. On March 16, 1994 the Registrant issued 6,500,000 shares of post reverse-split stock to Marrco Communications, Inc. in the conjunction with the purchase of all of Marrco's assets and the assumption of all of Marrco's liabilities.

On October 25, 1996 the name of the Registrant was changed to Superior Wireless Communications, Inc. and each of the 6,004,836 shares of then issued and outstanding common stock of the Corporation were exchanged for one share of preferred stock designated as Class A Convertible Cumulative Preferred Stock (the "Class A Preferred Stock"), par value of $.001 per share.

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

Effective August 16, 1999, the Registrant effectuated a reverse stock split at a rate of twenty-to-one. This resulted in 2,577,229 shares of common stock being outstanding as of that date and no preferred shares are outstanding.

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

Effective December 19, 2001 the number of authorized shares of the Registrant was increased from 100,000,000 to 250,000,000. Total outstanding shares of the Registrant as of the close of business on September 30, 2002 was 100,471,561.

NOTE 3.  RELATED PARTY TRANSACTIONS

The officers and directors of the Registrant are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Registrant and their business interests. The Registrant has not formulated a policy for the resolution of such conflicts.

On February 5, 2001, the Registrant converted certain amounts owed to Jon Richard Marple, Registrant's former chairman and president, and to Jon H. Marple, his father, into Convertible Debentures (the "Debentures"). These amounts were equal to $149,874 and $110,075, respectively. The terms of these Debentures delayed any interest from accruing until May 31, 2001. At this time the interest rate is 8%.
At any time from May 31, 2001 until the Debentures are paid in full, the holders may convert any portion of the outstanding balance, including accrued interest, at a rate equal to 80% of the average closing bid price for the five days prior to the conversion date.

On October 15, 2001 the Registrant acquired H.J. Ventures, Inc as a wholly owned subsidiary of the Registrant. H.J. Ventures, Inc is in the business of placing public access Internet terminals for use by the public. H.J. Ventures assets were purchased from L.S. Enterprises, Inc for a note. The note to L.S. Enterprises, Inc is secure by all the assets of H.J. Ventures, Inc and is subordinated to Central Bank that is the first secured lender to H.J. Ventures, Inc. L.S. Enterprises, Inc is solely owned by Lowell Holden, who is an officer and a director of the Registrant. In June 2002, the Registrant wrote down the asset value of its subsidiary H.J. Ventures, Inc and has proceeded to liquidate the inventory to pay off the secured debtors. As the Registrant has not guaranteed any of its subsidiary's debt it is not obligated to cover any shortfall from the liquidation of the assets pledged as collateral against the subsidiaries debt.

On August 12, 2002, the Registrant signed a letter of intent to acquire Perma Grass Corporation, a distributor of artificial turf in markets primarily in New Jersey, New York, Pennsylvania and Connecticut. Perma Grass would become a wholly owned subsidiary of the Registrant. This transaction will be accounted for as a reverse merger. Additional working capital may be required to fund its market expansion of Perma Grass. The transaction is subject to further due diligence by the Registrant. Common directors serve on both the Registrant and Perma Grass Board of Directors.

NOTE 4.  INCOME TAXES

The Registrant has available at September 30, 2002, net operating loss carryforwards of approximately $6.9 million which may provide future tax benefits expiring beginning in June of 2006. Should the reverse merger take place with PermaGrass Corporation (Note 3) a substantial portion of the NOL will be reduced.

NOTE 5.  GOING CONCERN CONSIDERATIONS

As shown in the accompanying financial statements, the Registrant has incurred net losses of $2,223,756 for the nine months ended September 30, 2002. As of September 30, 2002, the Registrant reported an accumulated deficit of $9,455,821. The industry in which the Registrant operates is very dynamic and extremely competitive. The Registrant's ability to generate net income and positive cash flows is dependent on the ability to continue to increase sales while reducing operating costs, as well as the ability to raise additional capital. Management is aggressively following strategic plans to accomplish both objectives, but the success of these plans is not guaranteed. As of September 30, 2002, these factors raise substantial doubt about the Registrant's ability to continue as a going concern.

NOTE 6.  RECISSION

Subsequent to September 30, 2002, Market Reach notified the Registrant that it was not honoring the purchase agreement between the Registrant and the company. Market Reach returned the stock (8,150,000 shares) issued to them. In addition, the Registrant is working with its legal counsel to regain the funds ($25,000) advanced to Market Reach per the terms of the letter of intent. The recission has been recorded in the accompanying unaudited financial statements.

NOTE 7.  SUBSEQUENT EVENTS

On October 9, 2002 the Registrant signed a letter of intent to acquire 100% of International Surfacing of Colorado. Under the terms of the agreement and subject to a final definitive agreement, the Registrant will issue up to 25,000,000 shares for the acquisition of International Surfacing of America.

On November 4, 2002, the Registrant filed a Certificate of Amendment to the Registrant's Articles of Incorporation with the State of Nevada to change the Registrant's name to Synthetic Turf Corporation of America. The Registrant name change will reflect the business of the company going forward better than the present name.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

Results of Operations.

(a)  Revenues.

     The Registrant reported $10,529 in gross income for the current quarter. This represents a 62% decrease from the quarter ended
September 30, 2001, which generated revenues of $27,844.

     The liquidation of assets of H.J. Ventures, Inc. accounted for $45,500; however, this has been reclassified against a write-down of assets, rather than as revenue to the Registrant, because it is a one-time event.

(b)  Selling, General and Administrative Expenses.

     Salaries for the current quarter totaled $5,017, while salaries in the same quarter in the previous year were $ 30,878, which represents a decrease of 515%.

     Professional fees and outside services in the current quarter totaled $ 56,902. Professional fees of $80,496 were incurred in the quarter ended September 30, 2001 or a net reduction of 29.2%.

     The decrease in expenditures was as a result of staff reductions and a redirection of the Registrant's efforts.

(c)  Depreciation and Amortization.

     Depreciation and amortization for the three months ended
September 30, 2002 was not incurred compared to depreciation of $1,299 for the three months ending September 30, 2001.

(d)  Interest Expense.

     The Registrant incurred interest expense charges (net of interest income) of $20,188 in the three months ended September 30, 2002, compared with charges of $15,298 in the three months ended September
30, 2001 or an increase of 31.9%. The majority of the current quarter's interest expense is in the accrual on the amount owed to Newport Federal Financial, which is accruing at the rate of 24% per annum (the default rate under the note). See "Certain Indebtedness" below.

(e)  Income Tax Benefit.

     For the three months ended September 30, 2002, the Registrant had available net operating loss carryforwards of approximately $6.9 million which may provide future tax benefits expiring beginning in June of 2006; this compares with net operating loss carryforwards of
approximately $4.8 million in the previous year's period.   Nearly all
of this net operating loss carryforward is limited for use by the Registrant by Internal Revenue Code Section 381. The Registrant has not recognized any of this tax benefit as an asset due to the uncertainty of future income.

(f)  Net Loss.

     The Registrant reported a net loss of $84,665 for the three months ended September 30, 2002. This is compared to a net loss of
$175,790 for the three months ended September 30, 2001.   The current
loss is 52% less than the loss from the same quarter a year ago.

Liquidity and Capital Resources.

     The Registrant currently has total current assets of $107,204 and total current liabilities of $1,170,414, resulting in net working
capital deficit of $1,063,210.   The working capital deficit is due
primarily to the write off taken by the Registrant during the three months ending June 30, 2002 the Registrant will require significant additional working capital and significant debt restructuring to continue as a going concern. Without additional working capital or a viable debt restructuring, the Registrant will find it difficult to continue doing business.

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

(b)  Jon Richard Marple and Jon H. Marple.

     On February 5, 2001, the Registrant converted certain amounts owed to Jon Richard Marple, the Registrant's former chairman and president, and to Jon H. Marple, his father, into convertible debentures ("Debentures"). These amounts were equal to $149,874 and $110,075, respectively. The terms of these Debentures delayed any interest from accruing until May 31, 2001. At this time the interest rate is 8%. These notes were due and payable on May 31, 2001 and are currently in default. At any time from May 31, 2001 until the Debentures are paid in full, the holders may convert any portion of the outstanding balance, including accrued interest, at a rate equal to 80% of the average closing bid price for the five days prior to the conversion date.

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

     (b) On July 11, 2002, H.J. Ventures, Inc, a wholly owned subsidiary of the Registrant, filed a lawsuit in Orange County Superior Court, H.J. Ventures, Inc. v. Jack Hoyt and Charles Jones, Case No. 02CC11807. This action alleges conversion, breach of implied covenant of good faith and fair dealing, constructive trust, and injunction, and arose out of a dispute regarding the repayment of a loan and the return of certain property. This case is still in the early stages of litigation (with the defendants not yet served) and there can be no assurance as to the outcome of the action, but the Registrant is actively pursuing a settlement in this matter. The value of the property held by the defendant is approximately $35,000.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant made the following sales of unregistered securities during the quarter ended on September 30, 2002

     During the period of July 1, 2002 through September 30, 2002, the Registrant sold a total of 4,100,000 shares of common stock to a total of eleven accredited investors for a total consideration of $41,000 ($0.01 per share).

     No commissions were paid in connection with this offering. This offering was undertaken under Section 4(6) of the Securities Act of 1933 in that:

     - the transactions involved sales by the Registrant solely to one or more accredited investors;

     - the aggregate offering price did not exceed the amount allowed under Section 3(b) of the 1933 Act; and

     - there was no advertising or public solicitation in connection with the transaction by the Registrant or anyone acting on the Registrant's behalf.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     The Registrant is currently in default of the Debentures, as discussed under Item 2 above, and at this time is unable to make any payments of principal or interest to the holders of the Debentures.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Registrant's Board of Directors unanimously approved the following amendments to the company's articles of incorporation:

     (a)  change the name of the Registrant to "Synthetic Turf
      Corporation of America";

     (b) an increase in the authorized capital stock of the Registrant can be approved by the Board of Directors without shareholder consent; and

     (c) a decrease in the issued and outstanding common stock of the Company (a reverse split) can be approved by the Board of Directors without shareholder consent.

     The Registrant has received the consent of a majority of the outstanding shares of common stock for the company for these amendments. A Schedule 14C Definitive Information Statement was filed with the Securities and Exchange Commission on October 4, 2002 and thereafter mailed to shareholders of record from whom the Registrant did not seek consent. The filing of a Certificate of Amendment of Articles of Incorporation with the Nevada Secretary of State, which puts into effect these changes, will not be done until a date that is at least twenty days after the mailing of this Information Statement.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

     The following reports on Form 8-K were filed during the third quarter of the fiscal year covered by this Form 10-QSB:

     (a) A Form 8-K filed on August 26, 2002 to report a change in the certifying accountant for the Registrant.

     (b) A Form 8-K filed on September 10, 2002 to report that commencing on May 22, 2002 and with an anticipated completion date of December 31, 2002, the Registrant is in the process of disposing of the assets of its subsidiary, H.J. Ventures, Inc.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Synthetic Turf Corporation of America



Dated: November 13, 2002          By: /s/  Gary Borglund
                                  Gary Borglund, President

Dated: November 13, 2002          By: /s/  Lowell Holden
                                  Lowell Holden, Chief Financial Officer

                                 CERTIFICATIONS

I, Gary Borglund, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Synthetic Turf Corporation of America;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the
Registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls;

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 13, 2002                     /s/ Gary Borglund
                                             Gary Borglund, President


I, Lowell Holden, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Synthetic Turf Corporation of America;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the
Registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls;

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 13, 2002                /s/ Lowell Holden
                                        Lowell Holden, Chief Financial Officer

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