Form 10KSB
period 2002-12-31
SYNTHETIC TURF CORP OF AMERICA
filed 2003-04-15
CIK 793986

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes     No    X.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     The Registrant had revenues of $52,995 for the fiscal year ended on December 31, 2002. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2003:
$780,276. As of March 31, 2003, the Registrant had 147,546,561 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No X .

                                 TABLE OF CONTENTS

PART I                                                                PAGE

     ITEM 1.  BUSINESS                                                   3

     ITEM 2.  PROPERTIES                                                 9

     ITEM 3.  LEGAL PROCEEDINGS                                         10

     ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS         10

PART II

     ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS                         11

     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS            14

     ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             17

     ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE                  17

PART III

     ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT       18

     ITEM 10.  EXECUTIVE COMPENSATION                                   20

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                                    21

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           22

     ITEM 13.  CONTROLS AND PROCEDURES                                  24

     ITEM 14.  EXHIBITS, REPORTS ON FORM 8-K, AND
               INDEX TO FINANCIAL STATEMENTS                            25

SIGNATURES                                                              26

CERTIFICATION                                                           26

PART I.

ITEM 1.  BUSINESS.

Overview

     Synthetic Turf Corporation of America. ("Registrant") is in the process of changing its core business to the sale and installation of artificial turf through out the United States. The Registrant continues to operate the web hosting business that was its core business but plans to divest of that business during the year 2003. On December 16, 2002 the Registrant rescinded the merger with HJ Ventures, Inc. a wholly owned subsidiary that placed and sold Internet terminals for use by the general public. The change in the core business model was made to move the Registrant away from the low margin web hosting business and the high capital requirements of it's Internet Kiosks business to a core business with higher demand and better margins.

     The Registrant's business strategy is to accelerate its growth through the acquisition of businesses that complement the company's new core business of turf sales and installation and growth through synergic sales to customers of its present businesses and future acquisitions. The acquisitions will be financed by leveraging the Registrant's stock, with working capital being generated both internally and by equity funding. Acquisition targets, of which some have been identified, are companies with existing tangible sales or significant sales potential without large capital requirements.

Business History

     The Registrant was incorporated on July 24, 1984, in Nevada as Diversified Ventures, Ltd. On March 27,1987, the name was changed to M.V.I.D. International Corporation. On April 6, 1994, the name was changed to Micro-Lite Television. Prior to March 14, 1994, the Registrant sold an automobile anti-theft protection system to customers through an arrangement with dealerships, principally in New Jersey. On March 16, 1994, the Registrant acquired the assets and liabilities of Marrco Communications, Inc. ("Marrco"). The former President of the Registrant assumed the prior business operations. Marrco was founded on December 12, 1991, for purposes of accumulating Wireless Cable Rights in domestic markets.

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

     Effective May 30, 2001, the Registrant effectuated a two-for-one stock split. In connection with the stock split, the Registrant approved a corresponding increase in the authorized number of shares. As a result of the two for one stock split and corresponding increase in the authorized number of shares, effective at the close of business on May 26, 2001, the total number of shares issued and outstanding and the authorized number of shares increased by 100% (from 5,762,654 to 11,525,308, and from 50,000,000 to 100,000,000, respectively).

     On November 15, 2001 the Registrant acquired HJ Ventures, Inc, though an exchange of stock, issuing 12,000,000 shares of Registrant stock for all the outstanding shares of HJ Ventures, Inc. HJ Ventures became a wholly owned subsidiary of the Registrant providing Internet access to the public through Internet terminals.

     Effective April 12, 2002 the Registrant affected an increase in authorized shares from 100,000,000 to 250,000,000.

     Effective on November 6, 2002, the Registrant changed its name from Justwebit.com, Inc to Synthetic Turf Corporation of America. The name change was to reflect the change in core business that was anticipated at that time.

     Effective December 16, 2002 the Registrant rescinded the merger with HJ Ventures, Inc through the exchange of all the shares of HJ Ventures, Inc for the redemption of 9,120,000 of the Registrants shares held by the former shareholder of HJ Ventures, Inc.

Business of the Registrant.

     On December 10, 2002 the Registrant signed a Letter of Intent to acquire International Surfacing of Colorado, a Nevada corporation that specializes in the installation and sale of artificial turf. The product is used as artificial home lawns, childcare playground surfacing, soccer and football fields and numerous other areas where high traffic makes it difficult to keep grass in a The Company believes that the artificial turf business will see a dramatic increase due the ongoing advancements in the technology of artificial turf. Additionally the current drought much of the United States is experiencing and the related increase in watering restrictions as water supplies continue to be under more strain favor the artificial turf alternative. The Company is well positioned to be a significant player in the artificial turf business. They were established in 2001 and have become a key provider of product installation and training within the synthetic turf industry. They have a dynamic array of synthetic turf systems for many environments. They have a vertically integrated management team with landscaping, installation and synthetic resale exceeding 15 years. They emphasize high quality service and support, with a superior product allowing us to differentiate ourselves from the competition.

     International Surfacing of Colorado is establishing itself as a key provider of Synthetic Turf and installation within the industry. Their synthetic grass surfaces are the most flexible and durable within the industry. While the majority of turf has visual similarities, there are material differences between all turf systems. The Company has an exclusive license to market and resell a unique and patented way to provide durability and quality on the upper half of the synthetic system (developed by Avery), and can provide a stable shock absorbing pad for low G-Max levels on the bottom half of the synthetic system. This feature provides excellent shock absorbing capability, and increases durability significantly with crumb rubber placed on the top of the system. What this means is that the system not only has superior materials but also provides additional safety.

     The turf industry is faced with two diverging issues and no single understanding on how to profitably address the future. The first areas is the proliferation of synthetic turf uses within the drought ridden southwest as well as world wide, from state and county run facilities to residential applications. The second is the need for educating the community on the benefits of synthetic turf systems as a viable and cost saving alternative to traditional grass environments.

The Market.

     Artificial Turf as been driven by the following advantages over traditional natural grasses:

     LOWER MAINTENANCE COSTS - Artificial Turf requires no mowing, watering, fertilizing, or re-seeding. Regular maintenance involves brushing or vacuuming with rented, leased or owned equipment. Watering a typical sand based football or soccer field can require 1.0 to 4.0 million gallons of water per year along with the appropriate fertilizers, herbicides and pesticides.

     SURFACE AVAILABILITY - Traditional grass surfaces need time to recover from heavy usage. Additionally, artificial surfaces do not become muddy in wet weather. Studies of facilities that have converted natural fields to synthetic turf suggest that field usage can increase by a factor of three.

     INJURIES - A study by the NFL concluded that there were slightly fewer serious injuries on artificial turf compared to natural grass, while synthetic fields reported more minor injuries.
     (Serious injury is one causing a player to miss one or two games.)

     ENVIROMENTAL FRIENDLINESS - In addition to the environmental advantages that come from lower water usage, the removal of significant amounts of fertilizer and pesticides means less chance of contaminating groundwater. In addition, synthetic turf is commonly made of recycled materials.

     As demand for grass alternatives continues to expand, more consumers will turn to alternative solutions like.

     Sports -Practice and game fields, playgrounds and other recreational facilities.

     Child Care Centers - Play area surfaces both indoor and outdoor, playgrounds.

     Landscaping Contractors and Suppliers - Landscaping applications such as landscape planting islands, road medians.

     Home Solutions Companies  - Such as Home Depot, Menards, Lowes

     Golf Courses / Driving Ranges

     Housing Developments

Web Hosting Business.

     The Registrant offers small to mid-sized businesses an end-to-end solution that addresses the challenges associated with implementing a successful e-commerce strategy. The Registrant offers any business access to its free e-commerce web site builder and sells a comprehensive suite of products and services designed to assist
businesses create a successful online presence.   As of December 31,
2002, the Registrant hosted in excess of 150 web sites.

Industry Background.

(a)  Web Site Planning And Storefront Design.

     Businesses and merchants must design and implement the look and feel of their online stores and custom web sites in a way that provides a rich, easy-to-use and generally satisfying end-user experience that fosters buying and repeat visits. Storefront design must promote the merchants' brands, identities and product information through the use of graphics, images and text content.

(b)  Visibility And Customer Acquisition.

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

(c)  Transaction Processing.

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

(d)  The JustWebit.com Solution

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

Key benefits of out solution include:

     - End-To-End Integrated Solution.

       The Registrant provides businesses and merchants with the essential tools they need to conduct commerce online. We offer businesses and merchants a comprehensive host of e-commerce products, marketing tools, support and services to assist them to successfully conduct online commerce.

     - Quick Time To Market.

       The pace of change and the rate of growth of the Internet require greater speed in implementation of e-commerce solutions. The Registrant e-commerce web site builder enables our customers to build a new e-commerce web site or add e-commerce and shopping cart functions to an existing web site in a matter of hours.

     - Immediate And Long-Term Savings.

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

     - Comprehensive Technology Platform.

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

     - Secure Payment And Order Processing.

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

     - Fraud Prevention.

       The Registrant's fraud prevention services use artificial intelligence programs, a database of historical transactions and validation by an authorized financial institution to confirm shoppers' identities and to assess their credit status.

     - E-Commerce Hosting And Maintenance.

       The Registrant provides services to operate and maintain online stores on behalf of our listed merchants. We use data centers with redundant servers, 24-hour monitoring and support and high-speed Internet connections to provide customers with continuous e-commerce operations.

     - Custom Application And Online Store Development.

       The Registrant provides businesses and merchants with access to its e-commerce web site builder free of charge. For additional charges, the Registrant offers custom design and technical development services for customer's web sites and online stores.

Employees

     As of December 31, 2002, the Registrant and its subsidiary had no employees. The Registrant plans to hire employees during the next 12 months as the need arises.

ITEM 2.  PROPERTIES.

     The Registrant rents approximately 2,000 square feet of office space for its operating offices in Minneapolis, Minnesota. The monthly rent on this space during the fiscal year ending December 31, 2002 was $1,680 per month with the lease expiring December of 2002. Subsequent to the year-end 2002, Gary Borglund, president of the Registrant, commenced a month-to-month sublease of the space for $300 per month. The Registrant considers these offices to be adequate and suitable for its current needs. As of December 31, 2002, the Registrant had approximately $5,000 worth of market value office equipment and furniture at this location al of which has been fully depreciated or written off the balance sheet. The Registrant closed its offices in Orem, Utah in March 2002.

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

     On December 1, 1999, EWS was granted a final default judgment in the amount of $37,214.27, which included $9,249.56 in attorney fees. The Registrant was notified of such judgment and was not in a position to pay it. On June 9, 2001, a writ of execution was issued by the Third District Court directing the Salt Lake County Sheriff to collect $39,521.00 from the Registrant; this amount included post judgment costs of $1412.44 and other costs of $894.29.

     On July 19, 2000, the Registrant entered into a settlement agreement with EWS. The Registrant agreed to pay EWS $31,000 over a four month period and issued to EWS 45,000 shares of the Registrant's common stock. The Registrant has made the initial payment of $5,000 and delivered the stock due to EWS; no other payments under the settlement were made. The Registrant has not reached an agreement with EWS nor has it pursued any agreement during the past year.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On September 30, 2002, the Registrant's Board of Directors unanimously approved the following actions:

     (a) A proposal to amend the Articles of Incorporation of the Company to change the name of the Company to "Synthetic Turf
     Corporation of America"

     (b) A proposal to amend the Articles of Incorporation of the Company so that an increase in the authorized capital stock of the Company can be approved by the Board of Directors without shareholder consent.

     (c) A proposal to amend the Articles of Incorporation of the Company so that a decrease in the issued and outstanding common stock of the Company (a reverse split) can be approved by the Board of Directors without shareholder consent.

The Registrant received the consent of a majority of the outstanding shares of common stock for the Registrant to proceed with the foregoing. The filing of a Certificate of Amendment of Articles of Incorporation with the Nevada Secretary of State, which effected the first listed of the changes, was made on November 6, 2002 (more than twenty days after the filing of a Schedule 14C Definitive Information Statement with the Securities and Exchange Commission on October 4, 2002, and its mailing to all shareholders of record from whom the Registrant did not seek consent for these changes).

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     The Registrant's common stock began trades on the Over the Counter Bulletin Board under the symbol "SYTR". Prior to November 14, 2002, the common stock traded under the symbol "JWIT" (when the Registrant was known as JustWebit.com, Inc.). The range of closing prices shown below is as reported by this market. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2002

                                             High            Low

Quarter Ended December 31, 2002              0.015         0.006
Quarter Ended September 30, 2002             0.0072        0.0022
Quarter Ended June 30, 2002                  0.013          0.003
Quarter Ended March 31, 2002                 0.022          0.015

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2001

                                            High             Low

Quarter Ended December 31, 2001             0.03            0.01
Quarter Ended September 30, 2001            0.04            0.01
Quarter Ended June 30, 2001                 0.07            0.02
Quarter Ended March 31, 2001                0.17            0.03

Holders of Common Equity.

     As of March 31, 2003, there were approximately 755 shareholders of record of the Registrant's common stock.

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

Equity Securities Sold Without Registration.

     The Registrant made the following sales of unregistered securities during the fiscal year ended December 31, 2002:

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

     (h) On April 24, 2002 the Registrant issued 8,150,000 of common stock for the acquisition of Market Reach for total consideration of $163,000 ($0.02 per share). These shares were subsequently cancelled on December 12, 2002 as the acquisition was not completed.

     (i) On August 28, the Registrant sold 2,100,000 shares of common stock to six accredited investors for total consideration of $21,000 ($0.01 per share).

     (j) On September 19, 2002 the Registrant sold 1,250,000 shares of common stock to four accredited investors for $12,500 ( $0.01 per share).

     (k) On September 19, 2002 the Registrant issued 1,350,000 to three consultants for services rendered for a value of $13,500 ($0.01 per share).

     (l) On October 1, 2002 the Registrant issued 1,300,000 to three consultants for services rendered for a value of $13,000 (0.01 per share).

     (m) On November 5, 2002 the Registrant issued 600,000 shares to two consultants for services rendered for a value of $6,000 (0.01 per share). On this date the Registrant also issued 600,000 shares to two accredited investors for consideration of $6,000 (0.01 per share.

     (n) On December 20, 2002 the Registrant sold 300,000 shares of common stock to two accredited investors for total consideration of $3,000 ($0.01 per share).

     (o) On December 26, 2002 the Registrant sold 420,000 shares of common stock to five accredited investors for total consideration of $4,200 ($0.01 per share) On this date the Registrant issued 1,300,000 shares of common stock to three consultants for services rendered valued at $13,000 ($0.01 per share). On this date, the registrant issued but held for closing 15,000,000 for the acquisition of International Surfacing of Colorado which was effective January 6, 2003 with a value of $150,000 ($0.01 per share)

     All the offerings (except for the sales to accredited investors only) were made under Rule 506 of Regulation D by the fact that:

     - the sales were made to sophisticated investors, as defined in Rule 502;

     - the Registrant gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

     - at a reasonable time prior to the sale of securities, the Registrant advised each of the purchasers of the limitations on resale in the manner contained in paragraph Rule 502(d)2 of this section;

     - neither the Registrant nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

     - the Registrant exercised reasonable care to assure that each of the purchasers of the securities are not underwriters within the meaning of Section 2(11) of the Act in compliance with Rule 502(d).

The offerings to accredited investors only were undertaken under
Section 4(6) of the Securities Act of 1933 in that:

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

Results of Operations.

(a)  Revenues.

     For the year ended December 31, 2002, the Registrant reported total operating revenues of $52,995. This compares to total operating revenues of $143,893 for the year 2001. This represents a reduction of revenue of approximately 63%. The reduced sales in the web hosting sites hosting was due to a general slow down in business and increased competition.

(b)  Selling, General and Administrative Expenses.

     The Registrant incurred total selling, general and administrative expenses ("SG&A") of $828,707 for the year ended December 31, 2002 as compared to $713,249 for the fiscal year ended December 31, 2001.
This represented an increase of approximately 16% in SG&A expenses. Included in the SG&A were costs of consulting of $192,623, legal fees of $51,697, investor relations expenses of $29,201, accounting fees of $38,040, and wages both accrued and paid of $82,929.

(c)  Depreciation and Amortization.

     Depreciation and amortization for the year ended December 31, 2002 was zero compared to $4331 for the year 2001

(d)  Interest Expense.

     The Registrant incurred interest and bank charges of $89,552 the fiscal year ended December 31, 2002, compared with such charges of $75,286 in the year ended December 31, 2001 representing an increase of approximately 19%.

(e)  Income Tax Benefit.

     For the fiscal year ending December 31, 2002, the Registrant had net operating loss carryforward of approximately $8,500,000 as compared with approximately $7,200,000 for the previous fiscal year. Approximately $1,000,000 of this net operating loss was carried forward from the business of Marrco and is limited under Internal Revenue Code Section 381. This limits the use of this portion of the Registrant's net operating loss carryforward to approximately $70,000 per year. The Registrant has not recognized any of this tax benefit as an asset due to uncertainty of future income and possible change in control of the company.

(f)  Net Loss.

     The Registrant recorded a net loss of $1,511,040 for the fiscal year ended December 31, 2002, as compared to a net loss of $740,486 for the fiscal year ended December 31, 2001 or approximately 104% more for the year ending December 31, 2002. The increase was due primarily to the write down of select assets and write offs due to the disposition of a subsidiary.

(g)  Other Income/Expense.

     The Registrant recorded a write down of impaired assets of $451,000 and a termination of release cost on a rescinded merger of $180,527 during the fiscal year ended December 31, 2002.

Liquidity and Capital Resources.

     The Registrant had a working capital deficit of $911,282 as of December 31, 2002, which is an increase of $353,861 from the previous year's figure of $557,421. The Registrant has continued to raise capital through isolated transactions. The Registrant believes that future equity sales or other financings can be achieved to adequately finance its growth.

     Therefore, the Registrant's continued operations, as well as the implementation of its business plan, will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise approximately $150,000 over the next twelve months for such purposes. However, adequate funds may not be available when needed or may not be available on favourable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash. The Registrant's independent accountants audit report includes a substantial doubt paragraph regarding the Registrant's ability to continue as a going concern.

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

Certain Indebtedness.

     In December of 1999, the Registrant entered into a Note Agreement with Newport Federal Financial ("Newport"). Newport loaned the Registrant $250,000 under the Note Agreement at a rate of 12%. This note was due and payable on January 3, 2002; on that date, the rate of interest increased to 24%. The Registrant failed to make the payment, however Newport agreed to forgo collection on this note until July of 2001. The note continues to be in default and no new agreement is in place. The Registrant believes that the interest rate may be usurious and is negotiating to compromise the note with Newport. No agreement has been finalized.

     In the Registrant entered into certain note agreement with JR Marple and Jon Marple former affiliates of the Registrant. Total indebtedness including principal and interest as of December 31, 2002 to both parties was 292,000. As of March 31, 2003 the Registrant has entered into an agreement with both parties to forgive the total indebtedness plus past due balances on the consulting agreement for the issuance of 3,500,000 shares of the Registrant's stock plus a 36 month note for $39,750 and two convertible notes totalling $50,000, convertible into 6,000,000 shares of the Registrant. The effect of this transaction is a reduction in debt of the company totalling approximately $310,000.

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

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the year ended December 31, 2002, and for the year ended December 31, 2001 are presented in a separate section of this report following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     (a) Effective on August 19, 2002, the independent accountant who was previously engaged as the principal accountant to audit the Registrant's financial statements, Smith & Company, was dismissed. This dismissal was approved by the Board of Directors. This firm audited the Registrant's financial statements for the fiscal years ended December 31, 2000 and December 31, 2001. This firm's report on these financial statements was modified as to uncertainty that the Registrant will continue as a going concern; other than this, the accountant's report on the financial statements for those periods neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the Registrant's two most recent fiscal years and the subsequent interim period preceding such dismissal, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Registrant's most recent fiscal year and the subsequent interim period preceding the former accountant's dismissal.

     (b) Effective on August 19, 2002, the firm of George Brenner, C.P.A was engaged to serve as the new principal accountant to audit the Registrant's financial statements. The decision to retain this firm was approved by the Board of Directors. During the Registrant's two most recent fiscal years, and the subsequent interim period prior to engaging that accountant, neither the Registrant nor someone on its behalf consulted the newly engaged accountant regarding any matter.

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

     On July 15, 2002, Gregory Johnson resigned as the President and CEO of the Registrant. Gary Borglund was appointed President and continued in his role of Chairman. On September 30, 2002, Lowell Holden resigned from the Board of Directors and CFO of the Registrant. Richard Dunning joined the board of directors on March 31, 2003.

Gary Borglund, Chairman/President/Secretary/Director.

     Mr. Borglund, age 55, has over ten years of professional experience in new ventures as a principal and executive, as well as ten years as a consultant. Since 1998, Mr. Borglund has worked exclusively with early stage development, high tech and Internet companies. He serves as a Board member of Synthetic Turf Corporation of America, a position he assumed in March 2000. Mr. Borglund was elected president, Chairman of the Board of this firm. In this position, he has dealt with issues regarding Funding and restructuring of debt. Mr. Borglund serves on several Board of Directors for public and private companies and remains in these capacities with regard to the companies to date. Mr. Borglund was Vice President of Marketing for Greenhaven Marketing from 1991 to 1996 and a Director of Red Oak Management from 1996 to 2000. Mr. Borglund has attended the University of Minnesota.

Richard Overdorff, Director.

     Mr. Overdorff, age 61, brings a broad base of experience in multiple disciplines for application to corporate planning and operations. His business career includes corporate management with an international airline, serving as a Management Consultant to blue chip corporations with Golightly & Co International of New York City, and the management of a Financial Services practice providing investment services to individuals and closely held businesses. A 1967 MBA graduate in Marketing and Finance from Penn State University, he earned the designation of Certified Financial Planner in 1984, is licensed as a Securities Principal, an Insurance Broker and a California Real Estate Broker. For the past fourteen years, Mr. Overdorff has been an Independent Registered Representative with TransAm Financial Group, Inc. He is a member of the Financial Planning Association, on the Board of the Orange County Financial Society and a Board Member of the Irvine Valley College Foundation Board of Governors.

Mark Crist, Director

     Mr. Crist, age 43, Director, has a widely varied background in business development. In 1979, he founded Manufacturer's Revenue Service, a commercial collection agency located in Tustin, California. In 1984 he negotiated the sale of that business to a division of Dun & Bradstreet and thereafter left to become a partner in the marketing services firm of Jay Abraham & Associates. In 1985, he founded the Computer Trivia Fan User Group (CTFUG) as a public benefit, non-profit organization to promote the playing of online trivia contests. Since 1996, Mr. Crist has held the position of President and CEO of GamesGalore.com, Incorporated. That company supplies Trivia contest content to users of America Online, and since it's founding has asked in excess of 300,000 trivia questions of in excess of 1.5 million AOL users. The company's live, chat room-format games have proven to be one of the most popular features of the AOL service with many of its members. Mr. Crist is an alumnus of California State University at Northridge. Mr. Crist has held the position of President and Chairman of Diamond Hitts Production, Inc., since June, 2001.

Richard Dunning, Director

     Mr. Dunning, age 44, has several years of professional experience owning and operating companies which have grown to be large in their respective sectors. Since 1998, Mr. Dunning has worked as a consultant for several private and public companies. He is currently on the board of directors of several businesses and is founding officer of International Surfacing of Colorado; Inc. Mr. Dunning attended Northeastern, D.U. and C.U. at Boulder, Colorado.

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

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2002, Forms 5 with respect to fiscal 2002, and certain written representations from executive officers and directors, the Registrant is unaware that any required reports were not timely filed.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth certain information relating to the compensation paid by the Registrant during the last three fiscal years to the Registrant's President. No other executive officer of the Registrant received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2002 and prior.

                        Summary Compensation Table.


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

Gary Borglund   2002    $24,000    0         0               0             0             0          0
President       2001       0       0         0               0             0             0          0

Gregory T.      2002    $60,000(1) 0         0               0             0             0          0
Johnson,        2001    $25,000    0         0               0             0             0          0
President

Jon R. Marple   2001    $12,784    0         0               0             0             0          0
President       2000    $84,000(2) 0      $6,000(3)          0             0             0          0


(1) Of the salary earned by Mr. Johnson $ 48,000 was accrued and not paid as of December 31, 2002. Mr. Johnson resigned as president on July 15, 2002.

(2) Includes $44,000 of salary accrued and not paid as of December 31, 2000. Mr. Marple resigned as president on February 16, 2001.

(3) Represents charges for rent of home office space that was the principal office of the Registrant. This entire amount was accrued and unpaid as of December 31, 2000.

     Directors of the Registrant who are also employees do not receive cash compensation for their services as directors or members of the committees of the Board of Directors. All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the Board of Directors or management committees.

Employment Agreements.

     The Registrant has entered into written employment agreements with its current officer Gary Borglund, Chairman, President and Director after the end of the fiscal year. See discussion under "Certain Relationships and Related Transactions".

Other Compensation.

     (a) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2002 provided for or contributed to by the Registrant.

     (b) Other than as follows, no remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director since there is no existing plan: On November 20, 2002, the Registrant adopted an Amended and Restated Employee Stock Incentive Plan; no options have yet been granted under this plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of March 31, 2003 (147,546,561 (issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Registrant as a group:

Title of Class     Name and Address of              Amount of     Percent of
                   Beneficial Owner (1)            Beneficial       Class
                                                   Ownership (2)

Common Stock       Gary Borglund                   10,500,000       7.12%
                   7550 24th Avenue
                   Suite 168
                   Minneapolis, MN 55450

Common Stock       Dennis McEhillney                7,500,000       5.08%
                   7550 24th Avenue
                   Suite 168
                   Minneapolis, MN 55450

Common Stock       Richard Dunning                 7,500,000        5.08%
                   7550 24th Avenue
                   Suite 168
                   Minneapolis, MN 55450

Common Stock       Richard Overdorff                300,000 (3)     0.002%
                   7550 24th Avenue
                   Suite 168
                   Minneapolis, MN 55450

Common Stock       Mark Crist                         0             0.00%
                   7550 24th Avenue
                   Suite 168
                   Minneapolis, MN 55450

Common Stock       Shares of all directors and    18,300,000       12.40%
                   executive officers as a
                   group (4 persons)

(1) Except as noted, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2) None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

(3) These shares are held in the name of Ken Blomhofer, who resides in Mr. Overdorff's household.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the past two years, there have not been any transaction that have occurred between the Registrant and its officers, directors, and five percent or greater shareholders, except as follows:

     (a) On November 15, 2001 the Registrant entered into an Agreement of Sale of Shares with H.J. Ventures, Inc., a company controlled by Mr. Holden. Under this agreement, the Registrant acquired 100% of the outstanding stock of this company. The purchase price for these shares was 12,000,000 shares of restricted common stock of the Registrant.

     In addition, on this date and in connection with the acquisition, Messrs. Holden and Johnson each entered into an employment agreement with the Registrant. Under these agreements, the following is to be paid:

     (1) Mr. Holden: the sum of 4,800,000 shares of restricted stock, issued at the rate of 400,000 shares per quarter for 12 consecutive quarters commencing with the initial issue being December 31, 2002; the shares will be issued under the terms of the Employee Stock Incentive plan per Form S-8. On September 30, 2002 this agreement was terminated with the resignation of Mr. Holden as CFO.

     (2)  Mr. Johnson: the sum of $120,000.00 annually; and health
     insurance in favor of this employee and his dependents.   On July
     31, 2002 this agreement was terminated as part of his resignation as President and CEO of the Registrant.

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

     (b) On December 16, 2002 the Registrant entered into an agreement with the former HJ Ventures, Inc shareholder to divest of the shares of H.J. Ventures, Inc in exchange for the cancellation of 9,120,000 of the Registrants shares held by the former HJ Ventures, Inc shareholder. As terms of the agreement the former HJ Venture, Inc shareholder received all the outstanding shares of H.J. Ventures, Inc. for the redemption and cancellation of 9,120,000 of the Registrant's shares he held directly or indirectly. In addition the consulting agreement held by LS Enterprises, Inc, a company held by Mr. Holden was cancelled.

     On December 16, 2002 LS Enterprises, Inc, a company controlled by Mr. Holden accepted 1,620,000 shares of the Registrant's stock in settlement of $ 16,200 of outstanding payables due LS Enterprises, Inc by the Registrant

     (c) On January 15, 2003, the Registrant entered into an employment agreement with Gary Borglund, its president (see Exhibit
10.5 to this Form 10-KSB). Under the terms of this one year contract, Mr. Borlgund will be paid the following: 7,500,000 shares of common stock of the Registrant valued at price of .02 per share. The Registrant will issue the 7,500,000 shares, in 4-equal amounts of 1,875,000 each, pursuant to the Registrant's Form S-8 on file with the Securities and Exchange Commission. Mr. Borglund will keep the stock certificates in his possession, and be authorized by the Registrant to sell one certificate in the amount of 1,875,000 per quarter. At the end of the year, the Registrant will issue to Employee common restricted (144) stock equal to one third percent (33.3%) the gross amount of sale of stock. This will compensate Employee for any tax liability, which arises from the sale of stock. If Employee receives such a cash payment the Employee agrees to return one of the certificates in his possession for each such cash payment received.

     (d) Subsequent to the year-end 2002, Mr. Borglund commenced a month-to-month sublease of office space for $300 per month on behalf of the Registrant.

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

ITEM 13.  CONTROLS AND PROCEDURES.

Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.

     Within the 90 days prior to December 31, 2002, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

(b)  Changes in internal controls.

     There were no significant changes in the Registrant's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

Critical Accounting Policies.

     The Securities and Exchange Commission ("SEC") recently issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

ITEM 14.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO FINANCIAL
STATEMENTS.

Exhibits.

     Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

Reports on Form 8-K.

     The following report on Form 8-K was filed during the last quarter of the fiscal year covered by this Form 10-KSB:

     An amended Form 8-K was filed on October 31, 2002 to include the letter from Smith & Company, the prior independent accountant for the Registrant, regarding its agreement with the statements made by the Registrant in the amended Form 8-K in response to Item
304(a)(1) of Regulation S-B.

Index to Financial Statements.

                                                                   Page

Independent Auditor's Report                                         28

Balance Sheet as of December 31, 2002                                29

Statements of Operations for the years ended
December 31, 2002 and December 31, 2001                              30

Statement of Changes in Stockholders' Equity
(Deficit) for the years ended December 31, 2002
and December 31, 2001                                                31

Statements of Cash Flows for the years ended
December 31, 2002 and December 31, 2001                              32

Notes to Financial Statements                                        34

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Synthetic Turf Corporation of America


Dated: April 14, 2003             By: /s/  Gary Borglund
                                  Gary Borglund, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                      Title                           Date

/s/ Gary Borglund         President/Secretary/Treasurer    April 14, 2003
Gary Borglund             /Chief Financial Officer
                          (principal financial and
                          accounting officer)/Chairman
                          of the Board

/s/ Richard Overdorff     Director                         April 14, 2003
Richard Overdorff

/s/ Mark Crist            Director                         April 14, 2003
Mark Crist

/s/ Richard Dunning      Director                          April 14, 2003
Richard Dunninig

                              CERTIFICATION

I, Gary Borglund, certify that:

1. I have reviewed this annual report on Form 10-KSB of Synthetic Turf Corporation of America;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

(c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

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

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 14, 2003                     By: /s/  Gary Borglund
                                          Gary Borglund,
                                          President/Secretary/Treasurer

                        INDEPENDENT AUDITOR'S REPORT


Board of Directors
Synthetic Turf Corporation of America, formerly JustWebit.com, Inc. Minneapolis, MN

I have audited the accompanying balance sheet of Synthetic Turf Corporation of America, formerly JustWebit.com, Inc., a Nevada corporation, as of December 31, 2002 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of the Company for the year ended December 31, 2001 were audited by other auditors whose report dated March 25, 2002 expressed an unqualified opinion on those statements.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synthetic Turf Corporation of America as of December 31, 2002 and the results of operations, changes in stockholders' equity (deficit), and cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United State of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has cash flow constraints, an accumulated deficit, and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  George Brenner
George Brenner, CPA
Los Angeles, CA
April 11, 2003


                      SYNTHETIC TURF CORPORATION OF AMERICA
                                 BALANCE SHEET
                               DECEMBER 31, 2002

                                    ASSETS

CURRENT ASSETS
  Cash in bank                                               $       --
  Advance - affiliate                                            15,800
  Other receivable                                               15,000

  TOTAL CURRENT ASSETS                                           30,800

OTHER ASSETS
  Deposit related to business to be acquired                    150,000

                                                            $   180,800

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Bank overdraft                                            $     3,871
  Accounts payable and accrued expenses                         155,646
  Payable - related party                                        86,000
  Note payable - including interest of $153,666                 403,666
  8% convertible debentures - related party
   including interest of $32,928                                292,899

  TOTAL CURRENT LIABILITIES                                     942,082

Contingencies (Note 10)

STOCKHOLDERS' DEFICIT
  Common stock, $0.001 par value;
   Authorized 250,000,000 shares;
   Issued and outstanding 120,166,561 shares                    120,166
  Additional paid-in capital                                  7,756,910
  Accumulative deficit                                       (8,638,358)

  TOTAL STOCKHOLDERS' DEFICIT                                  (761,282)

                                                                 180,800

              See accompanying notes to financial statements.

                   SYNTHETIC TURF CORPORATION OF AMERICA
                         STATEMENTS OF OPERATIONS

                                                Years ended December 31
                                               2002                 2001

Sales                                         $     52,995        $   143,893
Cost of sales                                       14,249             26,420
GROSS PROFIT                                        38,746            117,473

General and administrative expenses                828,707            713,249
Depreciation and amortization                           --              4,331
Interest and bank charges                           89,552             75,286
Loss on sale of subsidiary, including
  write-off of loan                                180,527                 --
Write off of impaired assets                       451,000                 --
Prior period adjustment                                 --             64,993
                                                 1,549,786            857,859

Net loss before income taxes                    (1,511,040)         (740,386)

Income tax expense                                      --                100

NET LOSS                                        (1,511,040)          (740,486)

Weighted average number of common shares        89,691,964         34,742,678

Basic and diluted net loss per common share          (0.02)             (0.02)

                 See accompanying notes to financial statements.

                       SYNTHETIC TURF CORPORATION OF AMERICA
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                Common Stock
                               Par Value $0.001        Additional                           Net
                                                         Paid-In                         Stockholder's
                              Shares      Amount         Capital           Deficit       Equity (Deficit)

Balance at 12/31/00          14,399,222   $ 14,399     $5,859,551       $(6,386,832)      $  (   512,882)
Issuance of restricted
common stock:
   For cash at $0.075         1,000,000      1,000         74,000                --              75,000
   For cash at $0.02          2,750,000      2,750         52,250                --              55,000
   For licensing agreement
      at $0.05                5,000,000      5,000        245,000                --             250,000
   To acquire subsidiary
      at $0.02               12,000,000     12,000      1,010,377           (59,705)            962,672
   For debt settlement
      at $0.01                  550,000        550          4,950                                 5,500
   Issuance of S-8 common
      stock for services and
      $152,000 prepaid expenses
      at $0.02 to $00.075    23,075,172     23,075        559,593               --              582,668
   Net loss for year                                                     (785,528)             (785,528)
Balance at 12/31/01          58,774,394     58,774      7,805,721      (7,232,065)              632,430
Prior period adjustment              --         --         64,993         (64,993)                   --
Balance at 12/31/01
   Restated                  58,774,394     58,774      7,870,714      (7,297,058)              632,430
Remove the HJ Ventures
   2001 transaction                  --         --       (782,377)         59,705              (722,672)
   2001 HJ Ventures' loss                                                 110,035               110,035
Issuance of common stock:
   For cash at $0.02
    per share                11,200,000     11,200        146,600              --               157,800
   For services at $0.01 to
      $0.02 per share        33,990,867     33,991        440,576              --               474,567
   For accounts payable
      $0.01 to $0.02
      per share               7,720,500      7,720         70,262              --                78,982
   Deposit related to business
      to be acquired at $0.01
      per share              15,000,000     15,000        135,000              --               150,000
   Proceeds from sale of
      H.J. Ventures at $0.02
      per share              (9,120,000)    (9,120)      (173,280)             --              (182,400)
   For note payable at $0.02
      per share                 750,000        750         14,250              --                15,000
   For note payable at $0.02
      per share               1,850,800      1,851         35,165              --                37,016
Net Loss for year                                                     (1,511,040)            (1,511,040)
Balance at 12/31/02         120,166,561    120,166      7,756,910     (8,638,358)              (761,282)



                    See accompanying notes to financial statements.

                         SYNTHETIC TURF CORPORATION OF AMERICA
                               STATEMENTS OF CASH FLOWS

                                                   Years Ended December 31
                                                  2002                 2001

OPERATING ACTIVITIES
  Net Loss                                       $(1,511,040)     $   (675,493)
  Adjustments to reconcile net loss
   to net cash required by operating activities:
  Stock issued for expenses                          474,567           430,668
  Depreciation                                            --             4,331
  Loss on sale of subsidiary
   including loan write off                          180,527                --
  Less:  Increase in subsidiary's loan-cash
    portion                                          (73,284)               --
  Write off of impaired assets                       451,000            46,504
  Advance - affiliate                                (15,000)               --
  Other receivable                                   (15,800)               --
  Deposit                                                 --             5,377
  Accounts payable and accrued expenses              335,320             7,834
  Total Adjustments                                1,337,330           494,714
  Cash required from operating activities           (173,710)         (180,779)

INVESTING ACTIVITIES

FINANCING ACTIVITIES
  Sale of common stock                               157,800           130,000
  Loan-subsidiary                                         --           (34,643)
  Loans                                                   --            20,000
  Loan payments                                           --           (17,142)
  Loans-related parties                                   --            87,182
  Financing activities                               157,800           185,397

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (15,910)            4,618

CASH AND CASH EQUIVALENTS BEGINNING OF YEAR           12,039             7,421
   END OF YEAR                                        (3,871)           12,039

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                                  --             3,066
  Cash paid for income taxes                              --               100

Non-Monetary Transactions
  Sale of subsidiary - 9,120,000 shares returned
  at $0.02 per share                                 182,400                --

  Acquisition of above subsidiary
  12,000,000 shares at $0.02 per share                    --           240,000

  Deposit of subsidiary acquired subsequent to
   December 31, 2002 15,000,000 shares at
   $0.01 per share                                  150,000                 --

  Debt settlement
   7,720,500 at $0.01 to $0.02 per share and
   550,000 shares at $0.01 per share respectively    78,982              5,500

  Pay down on note payable 1,850,800 shares
   at $0.02 per share                                37,016                 --

  Acquisition of software license
   5,000,000 shares at $0.05                             --            250,000

  For note payable-750,000 shares at
   $0.02 per share                                   15,000                 --

                  See accompanying notes to financial statements.


                        SYNTHETIC TURF CORPORATION OF AMERICA
                            NOTES TO FINANCIAL STATEMENTS

NOTE 1:  HISTORY OF OPERATIONS

Business Activity

Synthetic Turf Corporation of America (formally JustWebit.com) (the Company) changed its name in 2002 to reflect its new Business Model. It has in the past offered small to mid-sized businesses end-to-end solutions that addresses the challenges associated with implementing a successful e-commerce strategy. The Company offers any business access to its free e-commerce web site builder and sells a comprehensive suite of products and services designed to assist businesses create a successful online presence. As of December 31, 2002, the Company hosted in excess of 150 web sites.

The Company (through its subsidiary H.J. Ventures, Inc.) manufactured, sells, and licenses public Internet access kiosks and related software. The company divested itself of this business in December 2002.

The Company in January 2003 acquired a subsidiary, International
Surfacing of Colorado a reseller and installer of artificial turf in childcare, residential and athletic fields.

NOTE 2:  CONTINUED EXISTENCE

The Company has not generated any significant revenue during the years ended December 31, 2002 and 2001 and has funded its operation primarily through the issuance of equity. Accordingly, the Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company, as described above, is presently entering the synthetic turf business and has recently acquired a wholly owned subsidiary, "International Surfacing of Colorado, Inc.," (See Note 7 "Subsequent Events"). There can be no assurance that the Company will be successful in its new endeavor.

NOTE 3:  SIGNIFICANT ACCOUNTING POLICIES

Presentation

In the prior year (2001) the Company's financial statements were consolidated to include its two subsidiaries Media Rage of Utah, Inc. and H.J Ventures, Inc. During the 2001 Media Rage was merged into the parent company and H.J. Ventures sold December 15, 2002.

As a result of the above transactions, the current year's presentation is of a single entity. The operations of H.J. Ventures from January 1 through December 15, 2002 are not included in the accompanying statement of operations and the 2001 financial statements have been restated to exclude the H.J. Ventures' operations.

Prior Period Adjustment

On February 8, 2001 certain liabilities due related parties aggregating $259,949 were converted into 8% debentures. These debentures were convertible into common stock at any time from May 31, 2001 until paid in full at 80% of the average closing bid price for the five trading days prior to the conversion date.

Because of the 80% conversion feature, these debentures had a beneficial conversion feature of $64,993 (25% of $259,949). All the $64,993 should have been expensed in 2001 but was not. Consequently the accompanying financial statements reflect a prior period adjustment of $64,993.

Impaired Assets

Because of the Company's new Business Model, the following assets were considered impaired and written off: software distribution license ($250,000), Internet domain name ($50,000) and prepaid expenses
($151,000) aggregating $451,000.

Estimates

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The carrying amounts for the Company's cash, accounts payable, accrued liabilities, due to stockholder and officers approximate fair value due to the short-term maturity of these instruments.

Income Taxes

In February 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 required a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Effective January 1, 1993, the Company adopted SFAS No. 109. The application of SFAS No. 109 had an immaterial effect on the Company's financial statements for the periods prior to January 1, 1993 due to operating losses incurred by the Company in 1993 and prior years.

Earnings (Loss) per share

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share". SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Upon adoption, all prior EPS data was restated.

Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

Since the fully diluted loss per share for 2002 and 2001 was antidilutive, basic and diluted losses per share are the same.
Accordingly, options to purchase common issuable upon conversion of convertible debentures were not included in the calculation of diluted earnings per common share.

New Accounting Pronouncements

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", ("SFAS No. 148") was issued. This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 and Accounting Principals Boards ("APB") Opinion No. 28, "Interim Financial Reporting", to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The adoption of the provisions of SFAS No. 148 did not have a material impact on the Company's results of operations, financial position or cash flows.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. This statement does not, however, require a specific format for the disclosure, but requires the Company to display an amount representing total comprehensive income for the period in its financial statements. Comprehensive income is determined by adjusting net income by other items not included as a component of net income, such as the unrealized gain
(loss) on certain marketable securities. During the periods presented, the Company had no components that were not a part of net income (loss).

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement also requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Company is currently not in formal business operations and does not have any reportable operating segments.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities"; however, the effective date for this pronouncement was delayed for one year from the original effective date of fiscal years beginning after June 15, 1999. Since the Company does not deal in derivative instruments or hedging activities, it is anticipated that this pronouncement will have no impact on the Company's financial statements.

In June 1999 and 2000, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", respectively. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The adoption of these statements will have no significant impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin (SAB") No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance on the recognition, presentation, and disclosure of revenues in financial statements of all public registrants. In October 2000, the SEC issued a Frequently asked Questions document related to SAB 101 which provides interpretive guidance.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 is applicable to business combinations beginning July 1, 2001. The adoption of this statement will have no significant impact on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. This statement provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 will be effective for the Company's fiscal year 2002.

NOTE 3:  NOTE PAYABLE

In December of 1999, the Company entered into a Note Agreement with Newport Federal Financial (Newport). Newport loaned the Company $250,000 under the Note Agreement at a rate of 12%. This note was due and payable on January 3, 2001. The Company failed to make the payment in a timely fashion. The default interest rate under the note of 24% per annum is now in effect.

NOTE 4:  RELATED PARTY TRANSACTIONS

In December 2002 the Company disposed of its wholly owned subsidiary H.J. Ventures, Inc. ("HJ"). The HJ principals were the former Company president and chief financial officer.

HJ was purchased October 1, 2001 with 12,000,000 shares of common stock valued at $0.02/share or $240,000. HJ was sold December 15, 2002 by returning 9,120,000 shares valued at $0.02/share or $182,400 resulting in a loss of $57,600. In addition, a loan of $122,927 due the Company from HJ was written off resulting in a total loss of $180,527.

The 8% convertible debentures including accrued interest ($292,899) and the $86,000 payable on a consulting agreement are due to the same party who was a former officer of the Company. Company management is presently in the process of negotiating the combined debt in a settlement agreement. See Note 7 "Subsequent Events".

NOTE 5:  INCOME TAXES

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 109 effective January 1, 1993. One of the provisions of Statement 109 enables companies to record deferred tax assets for the benefit to be derived from the utilization of net operating loss carryforward and certain deductible temporary differences. At December 31, 2002 and 2001, the tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below by applying the United States Federal income tax rate of 34% to loss before income taxes:

                                            2002               2001

Net operating loss carryforward            $2,887,038       $2,421,490

Less: valuation allowance                   2,887,038        2,421,490
                                                   --               --

Due to operating losses incurred by the Company, the Company established a related valuation allowance of $2,887,038 and $2,887,038 at December 31, 2002 and 2001, respectively.

As of December 31, 2002, the Company has net operating loss carryforward of approximately $8,500,000 for Federal income tax return purposes, which expire in 2006 through 2022. Additionally, the Company has a $180,527 capital loss carry forward. Benefit for these contingent assets are dependent upon the Company's ability to generate future earnings. Any material change in corporate ownership will greatly reduce the net operating loss carry forward. The future tax benefits for these tax assets are dependent upon the Company's ability to generate future earnings.

NOTE 6:  STOCK OPTIONS

Stock options note to come

NOTE 7:  SUBSEQUENT EVENTS

The following events took place subsequent to December 31, 2002:

a. Effective January 7, 2003 the acquisition of 100% of International Surfacing of Colorado, Inc., a Colorado corporation
("IS"), was completed. The acquisition price was 15,000,000 common shares valued at $0.01 per share or $150,000. The purchase price was deposited prior to December 31, 2002.

The merger agreement contains an "earn out" provision whereby the IS stockholders will receive, if certain sales targets are met the following: 3,000,000 shares and 5,000,000 shares, respectively if gross annual sales equal or exceed $3,000,000 and $5,000,000, respectively with a gross margin of 25% or better.

In connection with the acquisition, IS's President and Vice President signed three-year employment agreements in which each officer is to receive 1,200,000 S-8 stock and 2,000,000 unregistered shares. The S-8 shares to be issued in quarterly installments of 100,000 shares over three years.

b. The Company is in the process of restructuring its debt to its convertible note holder including the consulting agreement payment. Present negotiations contemplate the issuance of three notes aggregating approximately $90,000 to extinguish debt existing at March 31, 2003 of approximately $400,000, which would result in debt forgiveness to the Company of approximately $310,000. No agreements have been signed as yet.

c. The Company has entered into a one year employment contract with its new president whereby the employee will be paid $300,000 per year or at the discretion of the Company in stock of 7,500,000 S-8 shares payable in four equal installments of 1,875,000 per quarter. At year's end the employee will receive 144 stock equal to 33.3% of the gross amount of any stock sales. This will compensate the employee for any tax liability on the stock sales.

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

2.3     Agreement and Plan of Merger between the Registrant, ISC
        Acquisition Inc., and International Surfacing of Colorado, Inc. and its shareholders), dated December 9, 2002
        (incorporated by reference to Exhibit 2 of the Form 8-K filed on January 21, 2003).

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

3.6 Certificate of Amendment to Articles of Incorporation, dated April 12, 2002 (see below).

3.7 Certificate of Amendment to Articles of Incorporation, dated November 6, 2002 (see below).

3.8     Bylaws, dated March 1, 2001 (incorporated by reference to
        Exhibit 3.6 of the Form 10-KSB filed on April 13, 2001).

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

4.7     Amended and Restated Employee Stock Incentive Plan, dated
        November 20, 2002 (incorporated by reference to Exhibit 4.1 of the Form S-8 POS filed on January 9, 2003).

4.8 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 2), dated November 20,
        2002 (incorporated by reference to Exhibit 4.2 of the Form S-8 POS filed on January 9, 2003).

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

10.5    Employment Agreement between the Registrant and Gary
        Borglund, dated January 15, 2003 (see below).

10.6 Amendment to Employment Agreement between the Registrant and Gary Borglund, dated January 15, 2003 (see below).

21      Subsidiaries of the Registrant (see below).

99 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (see below).