Form 10QSB
period 2003-03-31
SYNTHETIC TURF CORP OF AMERICA
filed 2003-05-19
CIK 793986

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes            No     X     .

     As of March 31, 2003, the Registrant had 153,547,561 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No X.

                                   TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        PAGE

           ITEM 1.  FINANCIAL STATEMENTS
                    CONSOLIDATED BALANCE SHEET
                    AS OF MARCH 31, 2003                                 3

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED
                    MARCH 31, 2003 AND MARCH 31, 2002                    3

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED
                    MARCH 31, 2003 AND MARCH 31, 2002                    5

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           6

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS        8

           ITEM 3.  CONTROLS AND PROCEDURES                             11

PART II - OTHER INFORMATION

           ITEM 1.  LEGAL PROCEEDINGS                                   12

           ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS           12

           ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                     13

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                    OF SECURITY HOLDERS                                 13

           ITEM 5.  OTHER INFORMATION                                   14

           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                    14

SIGNATURE                                                               15

CERTIFICATION                                                           15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      SYNTHETIC TURF CORPORATION OF AMERICA
                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2003
                                  (Unaudited)

ASSETS

CURRENT ASSETS
Cash in bank                                                     $     506
Accounts receivable                                                 18,150
Inventory                                                                0
Prepaid expenses                                                   123,475

TOTAL CURRENT ASSETS                                               142,131

PROPERTY AND EQUIPMENT (Net of depreciation of $1,725)              62,549

OTHER ASSETS
Notes Receivable                                                     7,460
Goodwill                                                           150,000
                                                                   362,141

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Current portion of long-term debt                                    9,750
Notes payable                                                       24,000
Notes payable - related parties (Note 3)                             5,000
Note payable including accrued interest of $168,666                418,666
Accounts payable and accrued expenses                              214,425

TOTAL CURRENT LIABILITIES                                          671,841

LONG TERM LIABILITIES
Notes payable                                                       80,000

TOTAL LIABILITIES                                                  751,841

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value;
Authorized 250,000,000 shares;
Issued and outstanding 153,547,561 shares                          153,547
Additional paid-in capital                                       7,961,330
Retained earnings (deficit)                                     (8,504,577)

TOTAL STOCKHOLDERS' EQUITY                                        (389,700)

                                                                   362,141

         See accompanying notes to consolidated financial statements

                    SYNTHETIC TURF CORPORATION OF AMERICA
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                       Three Months Ended
                                                             March 31
                                                      2003              2002

Sales                                                 $   118,915   $   45,926
Cost of sales                                              68,123       13,519

GROSS PROFIT                                               50,792       32,407

Selling, general, and administrative expenses             150,434      159,213
Depreciation and amortization                               1,725       65,950
Interest and bank charges (net of interest income)         15,000       19,205
                                                          167,159      244,368
Net income (loss) before income taxes                    (116,367)    (211,961)
Income tax expense (benefit)                                    0            0
NET (LOSS) FROM CONTINUING OPERATIONS                    (116,367)    (211,961)

EXTRAORDINARY ITEM
Gain on extinguishment of debt                            250,148            0
Loss on disposition of assets                                   0            0

NET (LOSS)                                                133,781     (211,961)

BASIC AND DILUTED LOSS PER COMMON SHARE
(Loss) from continuing operations                           (.001)        (.02)
Income from extraordinary items                              .002          .00
NET (LOSS)                                                   (.00)        (.02)

Weighted average number of common shares used to
compute net income (loss) per weighted average share  137,852,005   34,742,678

             See accompanying notes to consolidated financial statements


                         SYNTHETIC TURF CORPORATION OF AMERICA
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                       Three Months Ended
                                                             March 31
                                                      2003              2002

OPERATING ACTIVITIES
Net gain(loss)                                       $  (116,367)   $ (211,961)
Adjustments to reconcile net (loss) to net cash
(required) by operating activities:
Stock issued for expenses                                 42,825       376,641
Depreciation and amortization                              1,725        65,950
Changes in current accounts                               19,694      (252,492)

NET CASH (REQUIRED) BY OPERATING ACTIVITIES              (52,123)      (36,862)

INVESTING ACTIVITIES
Sale of assets                                                 0             0

NET CASH PROVIDED BY INVESTING ACTIVITIES                      0             0

FINANCING ACTIVITIES
Loans                                                     24,000             0
Loan - payments                                                0       (57,696)
Loans - related parties                                        0        43,745
Sale of common stock                                      32,500        50,000

NET CASH PROVIDED BY FINANCING ACTIVITIES                 56,500        36,049

(DECREASE) IN CASH AND CASH EQUIVALENTS                    4,377          (813)

Cash and cash equivalents at beginning of period          (3,871)        1,628

CASH AND CASH EQUIVALENTS AT END OF YEAR                     506           815

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest                                                       0         3,066
Income taxes                                                   0             0

NONCASH INVESTING AND FINANCING ACTIVITIES
     7,500,000 shares @ $0.005 for service                37,500
   12,880,000 shares @ $0.010 for service                128,800
                                                         166,300

9,750,000 shares @ $0.004 for debt conversion             39,000

                                                         205,300

               See accompanying notes to consolidated financial statements


                              SYNTHETIC TURF CORPORATION OF AMERICA
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          (Unaudited)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Registrants financial statements have been prepared in accordance with Securities and Exchange Commission regulations for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Principles of Consolidation

The consolidated balance sheet includes the accounts of the Registrant, and its wholly owned subsidiary International Surfacing of Colorado., which was acquired under an Agreement and Plan of Merger dated December 9, 2002. The statement of operations and cash flows for the quarter ended March 31, 2002, only includes the Registrant and HJ Ventures, Inc. HJ Ventures was a subsidiary that was acquired on November 15, 2001. The Registrant and HJ Ventures rescinded the merger that was unwound from the Registrant on December 16, 2002. The statements of operations and cash flows for the quarter ended March 31, 2003 include the operations of Registrant and International Surfacing of Colorado. The effective date of the acquisition of International Surfacing was January 7, 2003.

NOTE 2:  GOING CONCERN CONSIDERATIONS

As shown in the accompanying financial statements, the Registrant has incurred a net loss before an extraordinary item of $116,367 for the quarter ended March 31, 2003 compared to a net loss of $211,961 for the quarter ended March 31, 2002. As of March 31, 2003, the Registrant reported an accumulated deficit of $(8,504,577). The industry in which the Registrant operates is very dynamic and extremely competitive. The Registrant's ability to generate net income and positive cash flows is dependent on the ability to continue to increase sales while reducing operating costs, as well as the ability to raise additional capital. Management is aggressively following strategic plans to accomplish both objectives, but the success of these plans is not guaranteed. As of March 31, 2003, these factors raise substantial doubt about the Registrant's ability to continue as a going concern.

NOTE 3: RELATED PARTIES

A principal of the Registrant has loaned $5,000 to the Registrant subsidiary, International Surfacing of Colorado. Terms of the loan are repayment without interest with no set date of repayment.

NOTE 4:  GOODWILL

Goodwill represents the consideration given in exchange for 100% of the Registrant's subsidiary.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

     The Registrant has offered web site hosting primarily to offers a host of e-commerce solutions designed to target and assist small to mid-sized businesses. The Registrant is actively attempting to divest itself of this web hosting business in favor of its new business strategy, artificial turf sales and installations.

     The foundation of the Registrant's business is instant e-commerce solution for existing or new web sites through technology that allows businesses to easily build and maintain complete e-commerce web sites. As of March 31, 2003, the Registrant had approximately of 150 customers hosting web sites with the Registrant. The Registrant generates revenues from its customer base by selling a host of product upgrades and services as well as through the sale of banner advertisements. The Registrant is in active negotiations and believes that it will successfully sell the web hosting business within the current fiscal year.

     Through its International Surfacing of Colorado subsidiary, the Registrant is actively selling and installing artificial turf. The primary target market is initially childcare facilities in the State of Colorado. The current drought throughout this region has made artificial turf a viable option for many businesses and the Registrant believes that it can continue to market and increase its revenue base in the region. The Registrant anticipates moving into other states by the end of the current fiscal year. The subsidiary both sells and installs the artificial turf in playgrounds, athletic fields, day care center play areas and for commercial and private residence landscape areas. The Registrant believes expansion in the market is possible for both the sale and installation of artificial turf.

Results of Operations.

(a)  Revenues.

     The Registrant reported $118,915 in gross income for the current quarter. This represents an approximate 259% increase from the quarter ended March 31, 2002, which generated revenues of $45,926.
The decrease increase in revenues is was a result of the Registrant's new subsidiary, International Surfacing of Colorado. The revenues for the same quarter of 2002 represented the existing web hosting business as well as the revenues form HJ Ventures, a former subsidiary of the Registrant.

(b)  Selling, General, and Administrative Expenses.

     The operating loss for the quarter ended March 31, 2003 was attributable mainly to selling, general, and administrative ("SG&A") expenses of which salaries and professional services made up the largest portion. Professional fees and outside services in the current quarter totaled $82,025, or approximately 55% of SG&A costs. Professional fees of $43,748 (approximately 27% of SG&A costs) were incurred in the quarter ended March 31, 2002. The increase in these expenditures was as a result of start up cost in the acquisition of International Surfacing of Colorado

(c)  Depreciation and Amortization.

     Depreciation and amortization for the three months ended March 31, 2003 was $1,725. This is substantially lower than the depreciation and amortization of $65,950 expensed in the three months ended March 31, 2002, due to the operations of HJ Ventures prior to the rescission of the merger, unwinding it from the Registrant.

(d)  Interest Expense.

     The Registrant incurred interest charges (net of interest income) of $15,000 in the three months ended March 31, 2003, compared with such charges of $19,205 in the three months ended March 31, 2002. All of the interest expense in the quarter ended March 31, 2003 is in the accrual on the amounts owed to Newport Financial, and to former officers of the Registrant. The Registrant successfully restructured the notes with the former officers and the interest associated with these restructured notes will be less in the future.

(e)  Income Tax Benefit.

     At March 31, 2003, the Registrant had available net operating loss carryforwards of approximately $8 million that may provide future tax benefits expiring beginning in June of 2006; this compares with net operating loss carryforwards of approximately $7 million the previous year's period. Approximately $1,000,000 of this net operating loss was carried forward from the business of Marrco Communications, Inc. and is limited under Internal Revenue Code
Section 381. This limits the use of this portion of the Registrant's net operating loss carryforward to approximately $70,000 per year.
The Registrant has not recognized any of this tax benefit as an asset due to uncertainty of future income.

(f)  Net Income (Loss).

     The Registrant reported a net income of $133,781 for the three months ended March 31, 2003. This is compared to a net loss of $211,961 for the three months ended March 31, 2002. The net income in the current quarter is primarily due to a gain from forgiveness of indebtedness that resulted in income on the reduction of debt netting $250,148 to the benefit of the Registrant

Liquidity and Capital Resources.

     The Registrant currently has total current assets of $142,131 and total current liabilities of $671,841, resulting in net working capital deficit of $653,185. The Registrant is currently in negotiations for additional capital to finance its future growth plans.

     In December of 1999, the Registrant entered into a Note Agreement with Newport Federal Financial. Newport loaned the Registrant $250,000 under the Note Agreement at a rate of 12%. This note was due and payable on January 3, 2002. The Registrant failed to make the payment and per the note agreement the interest rate increased to 24%

     On March 31, 2003, the Registrant reached an agreement with a former officer to retire outstanding debentures through the issuance of for stock and new notes with lower principal balances and interest rates. The transaction resulted in a favorable debt forgiveness of $250,148 and reduces the interest cost going forward. Additionally, $80,000 of the $119,750 of new notes issued do not require payments until one year from date of issue.

     The Registrant believes that it will generate sufficient cash flow and financing to meet its operating requirements through 2003, but there can be no assurance the Registrant will continue to meet its cash requirements. However, the current funds available to the Registrant, and the revenues generated by the Registrant, will not be adequate for it to be competitive in the areas in which it intends to operate, and may not be adequate for the Registrant to survive. Therefore, the Registrant will need to raise additional funds in order to fully implement its business plan. The Registrant's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing.

     There is no assurance that the Registrant will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Registrant. If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. If shares are issued to obtain financing, current shareholders may suffer a dilution on their percentage of stock ownership in the Registrant. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the company's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

Inflation.

     The Registrant's management does not believe that inflation has had or is likely to have any significant impact on the company's operations. Management believes that the Registrant will be able to increase sales and installation subscriber rates after its wireless systems are launched, if necessary, to keep pace with inflationary increases in costs.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.

     Within the 90 days prior to March 31, 2003, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

(b)  Changes in internal controls.

     There were no significant changes in the Registrant's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

Critical Accounting Policies.

     The Securities and Exchange Commission recently issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant made the following sales of unregistered securities during the quarter ended on March 31, 2003:

     (a)  On January 10, 2003, the Registrant sold a total of
3,250,000 shares of common stock to three investors for a total consideration of $32,5000 ($0.01 per share).

     (b)  On January 10, 2003, the Registrant issued a total of
920,000 shares of common stock to eight consultants for services to be rendered to the company, valued at a total of $9,200 ($0.01 per share).

     (c)  On January 16, 2003, the Registrant issued a total of
710,000 shares of common stock to one individual for services to be rendered to the company, valued at a total of $7,100 ($0.01 per share).

     (d) On March 10, 2003 the Registrant issued 3,750,000 shares of the Registrant common stock to satisfy debts of a former officer of the Registrant through the partial conversion of a convertible debenture, the shares being valued at $15,000 ($0.004 per share).

     (e) On March 31, 2003, the Registrant issued 6,000,000 shares of common stock to a former officer for the settlement of a debt valued at $24,000 ($0.004 per share).

     The sales set forth above were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Act"), by the fact that:

     - the sales were made to a sophisticated or accredited investors, as defined in Rule 502;

     - the Registrant gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the Registrant possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

     - at a reasonable time prior to the sale of securities, the Registrant advised each purchaser of the limitations on resale in the manner contained in Rule 502(d)2;

     - neither the Registrant nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

     - the Registrant exercised reasonable care to assure that each purchaser of the securities is not an underwriter within the meaning of Section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

     The following reports on Form 8-K were filed during the first quarter of the fiscal year covered by this Form 10-QSB:

     (a) A Form 8-K filed on January 21, 2003 to report that the Registrant entered into an Agreement and Plan of Merger with ISC Acquisition Inc., a Nevada corporation and a wholly-owned subsidiary of the Registrant, International Surfacing of Colorado, Inc., a Colorado corporation, and shareholders of International Surfacing under which the Registrant issues 15,000,000 shares of restricted common stock for all of the issued and outstanding common stock of International Surfacing (200,000 shares), which merged with ISC, and that on December 27, 2002 the shares were issued and the transaction closed.

     (b) An amended Form 8-K filed on March 27, 2003, to report that the shares were actually issued and received by the shareholders of ISC on January 7, 2003. Therefore, the Registrant now considered the transaction to be closed as of that date.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Synthetic Turf Corporation of America



Dated: May 16, 2003                    By: /s/  Gary Borglund
                                       Gary Borglund,
                                       President/Secretary/Treasurer

I, Gary Borglund, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of Synthetic Turf Corporation of America;

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

(c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Dated: May 16, 2003                    By: /s/  Gary Borglund
                                       Gary Borglund,
                                       President/Secretary/Treasurer

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

3.6 Certificate of Amendment to Articles of Incorporation, dated April 12, 2002 (incorporated by reference to Exhibit 3.6 of the Form 10-KSB filed on April 15, 2003).

3.7 Certificate of Amendment to Articles of Incorporation, dated November 6, 2002 (incorporated by reference to Exhibit 3.7 of the Form 10-KSB filed on April 15, 2003).

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

10.5    Employment Agreement between the Registrant and Gary
        Borglund, dated January 15, 2003 (incorporated by reference to Exhibit 10.5 of the Form 10-KSB filed on April 15, 2003).

10.6    Amendment to Employment Agreement between the Registrant and
        Gary Borglund, dated January 15, 2003 (incorporated by reference to Exhibit 10.6 of the Form 10-KSB filed on April 15, 2003).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on April 15, 2003).

99 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (see below).