Form 10KSB/A
period 2002-12-31
SYNTHETIC TURF CORP OF AMERICA
filed 2003-06-23
CIK 793986

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-KSB/A

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

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

     Effective December 16, 2002 the Registrant rescinded the merger with HJ Ventures, Inc through the exchange of all the shares of HJ Ventures, Inc for the redemption of 9,120,000 of the Registrant's shares held by the former shareholder of HJ Ventures, Inc.

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

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     The Registrant's common stock began trades on the Over the Counter Bulletin Board under the symbol "SYTR". Prior to November 14, 2002, the common stock traded under the symbol "JWIT" (when the Registrant was known as JustWebit.com, Inc.). The range of closing prices shown below is as reported by this market. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

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

(b)  Selling, General and Administrative Expenses.

     The Registrant incurred total selling, general and administrative expenses ("SG&A") of $979,707 for the year ended December 31, 2002 as compared to $713,249 for the fiscal year ended December 31, 2001.
This represented an increase of approximately 37% in SG&A expenses. Included in the SG&A were costs of consulting of $192,623, legal fees of $51,697, investor relations expenses of $29,201, accounting fees of $38,040, wages both accrued and paid of $82,929, and $151,000 in stock for services.

(c)  Depreciation and Amortization.

     Depreciation and amortization for the year ended December 31, 2002 was zero compared to $4331 for the year 2001

(d)  Interest Expense.

     The Registrant incurred interest and bank charges of $89,552 the fiscal year ended December 31, 2002, compared with such charges of $75,286 in the year ended December 31, 2001 representing an increase of 19%. For fiscal year ended December 31, 2001 the beneficial conversion feature was $64,993. There was no beneficial conversion feature in fiscal year ended December 31, 2002.

(e)  Net Operating Loss Carryforward.

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

(g)  Other Income/Expense.

     The Registrant recorded a write down of impaired assets of $451,000 and a termination of release cost on a rescinded merger of $180,527 during the fiscal year ended December 31, 2002. The impairment policy was based on the decline in the hosting business and the decision to enter the synthetic turf business. Because the domain name ($50,000) and the distribution license ($250,000) had no saleable value, the total amount was reduced as an impairment loss.

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

     In February 2001, the Registrant entered into certain note agreement with JR Marple and Jon Marple former affiliates of the Registrant. Total indebtedness including principal and interest as of December 31, 2002 to both parties was 292,000. As of March 31, 2003 the Registrant has entered into an agreement with both parties to forgive the total indebtedness plus past due balances on the consulting agreement for the issuance of 3,500,000 shares of the Registrant's stock plus a 36 month note for $39,750 and two convertible notes totalling $50,000, convertible into 6,000,000 shares of the Registrant. The effect of this transaction is a reduction in debt of the company totalling approximately $310,000.

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

     Gary Borglund and Richard Overdorff were appointed to the board of directors on February 6, 2001. On July 15, 2002, Gregory Johnson resigned as the president and CEO of the Registrant; at that time, Mr. Borglund was appointed president and continued in his role of chairman of the board. Mark Crist was appointed to the board of directors on May 15, 2002. On September 30, 2002, Lowell Holden resigned from the board of directors and CFO of the Registrant. Richard Dunning joined the board of directors on March 31, 2003.

(a)  Gary Borglund, President/Secretary/Director.

     Mr. Borglund, age 55, has over ten years of professional experience in new ventures as a principal and executive, as well as ten years as a consultant. Since 1998, Mr. Borglund has worked exclusively with early stage development, high tech and Internet companies. Mr. Borglund serves on several boards of directors for public and private companies and remains in these capacities with regard to the companies to date. Mr. Borglund was Vice President of Marketing for Greenhaven Marketing from 1991 to 1996 and a Director of Red Oak Management from 1996 to 2000. Since joining the Registrant, he has dealt with issues regarding funding and the restructuring of debt. Mr. Borglund has attended the University of Minnesota.

(b)  Richard Overdorff, Director.

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

(c)  Mark Crist, Director

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

(d)  Richard Dunning, Director

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

Compliance with Section 16(a) of the Securities Exchange Act.

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

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2002 with respect to fiscal 2002, and certain written representations from executive officers and directors, the Registrant is aware that the following reports were not timely filed: (a) Form 4's for Mr. Holden in connection with the acquisition of 1,600,000 shares on March 11, 2002; the disposition of 800,000 shares on July 11, 2002; the indirect acquisition of 500,000 shares on September 19, 2002; the indirect acquisition of 1,620,000 shares on December 15, 2002; and the disposition of 9,120,000 shares on December 15, 2002 (all these have been reported on a Form 5, which has been prepared and forwarded to the SEC for filing); and (b) Form 3 for Mr. Crist joining the board in May 2002 (this report is being prepared to forward to the SEC for filing). Other than this, the Registrant is unaware that any other required reports were not timely filed.

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

     On December 16, 2002 LS Enterprises, Inc, a company controlled by Mr. Holden accepted 1,620,000 shares of the Registrant's stock in settlement of $ 16,200 of outstanding payables due LS Enterprises, Inc by the Registrant

     (c) On January 15, 2003, the Registrant entered into an employment agreement with Gary Borglund, its president (see Exhibit
10.5 to this Form 10-KSB). Under the terms of this one year contract, Mr. Borlgund will be paid the following: 7,500,000 shares of common stock of the Registrant valued at price of $0.02 per share (value changed to $0.005 by an Amendment to Employment Agreement, dated January 15, 2003; see Exhibit 10.6 to this Form 10-KSB). The Registrant will issue the 7,500,000 shares, in 4-equal amounts of 1,875,000 each, pursuant to the Registrant's Form S-8 on file with the Securities and Exchange Commission. Mr. Borglund will keep the stock certificates in his possession, and be authorized by the Registrant to sell one certificate in the amount of 1,875,000 per quarter. At the end of the year, the Registrant will issue to Employee common restricted (144) stock equal to one third percent (33.3%) the gross amount of sale of stock. This will compensate Employee for any tax liability, which arises from the sale of stock. If Employee receives such a cash payment the Employee agrees to return one of the certificates in his possession for each such cash payment received.

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

     Within the 90 days prior to the filing of this Form 10-KSB, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

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

Index to Financial Statements.
                                                                   Page

Independent Auditor's Report                                         28

Independent Auditor's Report                                         29

Balance Sheet as of December 31, 2002                                30

Statements of Operations for the years ended
December 31, 2002 and December 31, 2001                              31

Statement of Changes in Stockholders' Equity
(Deficit) for the years ended December 31, 2002
and December 31, 2001                                                32

Statements of Cash Flows for the years ended
December 31, 2002 and December 31, 2001                              33

Notes to Financial Statements                                        35

                                       SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Synthetic Turf Corporation of America


Dated: June 10, 2003                   By: /s/  Gary Borglund
                                       Gary Borglund, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                    Title                                Date

/s/ Gary Borglund       President/Secretary/Treasurer         June 10, 2003
Gary Borglund           /Chief Financial Officer
                       (principal financial and
                       accounting officer)/Chairman
                       of the Board

/s/ Richard Overdorff  Director                               June 10, 2003
Richard Overdorff

/s/ Mark Crist         Director                               June 10, 2003
Mark Crist

/s/ Richard Dunning    Director                               June 10, 2003
Richard Dunning

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


Dated: June 10, 2003                   By: /s/  Gary Borglund
                                       Gary Borglund,
                                       President/Secretary/Treasurer


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

Contingencies (Note 10)

STOCKHOLDERS' DEFICIT
  Common stock, $0.001 par value;
   Authorized 250,000,000 shares;
   Issued and outstanding 120,166,561 shares                    120,166
  Additional paid-in capital                                  7,756,910
  Accumulative deficit                                       (8,638,358)

  TOTAL STOCKHOLDERS' DEFICIT                                  (761,282)

                                                           $    180,800

                  See accompanying notes to financial statements.


                          SYNTHETIC TURF CORPORATION OF AMERICA
                                  STATEMENTS OF OPERATIONS


                                                Years ended December 31
                                               2002                 2001

Sales                                         $     52,995        $   143,893
Cost of sales                                       14,249             26,420
GROSS PROFIT                                        38,746            117,473

General and administrative expenses                979,707            713,249
Depreciation and amortization                           --              4,331
Interest and bank charges                           89,552             75,286
Loss on sale of subsidiary, including
  write-off of loan                                180,527                 --
Write off of impaired assets                       300,000                 --
Beneficial conversion feature                           --             64,993
                                                 1,549,786            857,859

Net loss before income taxes                    (1,511,040)         (740,386)

Income tax expense                                      --                100

NET LOSS                                        (1,511,040)          (740,486)

Weighted average number of common shares        89,691,964         34,742,678

Basic and diluted net loss per common share          (0.02)             (0.02)

                          See accompanying notes to financial statements.


                                Common Stock
                               Par Value $0.001        Additional                           Net
                                                         Paid-In                         Stockholder's
                              Shares      Amount         Capital           Deficit       Equity (Deficit)

Balance at 12/31/00          14,399,222   $ 14,399     $5,859,551       $(6,386,832)      $  (   512,882)
Issuance of restricted
common stock:
   For cash at $0.075         1,000,000      1,000         74,000                --              75,000
   For cash at $0.02          2,750,000      2,750         52,250                --              55,000
   For licensing agreement
      at $0.05                5,000,000      5,000        245,000                --             250,000
   Beneficial conversion
      Feature                                              64,993                                64,993
   To acquire subsidiary
      at $0.02               12,000,000     12,000      1,010,377           (59,705)            962,672
   For debt settlement
      at $0.01                  550,000        550          4,950                                 5,500
   Issuance of S-8 common
      stock for services and
      $152,000 prepaid expenses
      at $0.02 to $00.075    23,075,172     23,075        559,593               --              582,668
   Net loss for year                                                     (740,486)             (740,486)
Remove the HJ Ventures
   2001 transaction                                      (782,377)         59,705              (772,672)
Balance at 12/31/01          58,774,394     58,774      7,088,337      (7,127,319)               19,793
Issuance of common stock:
   For cash at $0.02
    per share                11,200,000     11,200        146,600              --               157,800
   For services at $0.01 to
      $0.02 per share        33,990,867     33,991        440,576              --               474,567
   For accounts payable
      $0.01 to $0.02
      per share               7,720,500      7,720         70,262              --                78,982
   Deposit related to business
      to be acquired at $0.01
      per share              15,000,000     15,000        135,000              --               150,000
   Proceeds from sale of
      H.J. Ventures at $0.02
      per share              (9,120,000)    (9,120)      (173,280)             --              (182,400)
   For note payable at $0.02
      per share                 750,000        750         14,250              --                15,000
   For note payable at $0.02
      per share               1,850,800      1,851         35,165              --                37,016
Net Loss for year                                                     (1,511,040)            (1,511,040)
Balance at 12/31/02         120,166,561    120,166      7,756,910     (8,638,358)              (761,282)

                               See accompanying notes to financial statements.


                           SYNTHETIC TURF CORPORATION OF AMERICA
                                  STATEMENTS OF CASH FLOWS

                                                   Years Ended December 31
                                                  2002                 2001

OPERATING ACTIVITIES
  Net Loss                                       $(1,511,040)     $   (740,486)
  Adjustments to reconcile net loss
   to net cash required by operating activities:
  Beneficial conversion feature                                         64,993
  Stock issued for expenses                          474,567           430,668
  Depreciation                                            --             4,331
  Loss on sale of subsidiary
   including loan write off                          180,527                --
  Less:  Increase in subsidiary's loan-cash
    portion                                          (73,284)               --
  Write off of impaired assets                       451,000            46,504
  Advance - affiliate                                (15,000)               --
  Other receivable                                   (15,800)               --
  Deposit                                                 --             5,377
  Accounts payable and accrued expenses              335,320             7,834
  Total Adjustments                                1,337,330           559,707
  Cash required from operating activities           (173,710)         (180,779)

INVESTING ACTIVITIES

FINANCING ACTIVITIES
  Sale of common stock                               157,800           130,000
  Loan-subsidiary                                         --           (34,643)
  Loans                                                   --            20,000
  Loan payments                                           --           (17,142)
  Loans-related parties                                   --            87,182
  Financing activities                               157,800           185,397

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (15,910)            4,618

CASH AND CASH EQUIVALENTS
  BEGINNING OF YEAR                                   12,039             7,421
   END OF YEAR                                        (3,871)           12,039

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                                  --             3,066
  Cash paid for income taxes                              --               100

Non-Monetary Transactions
  Sale of subsidiary - 9,120,000 shares returned
  at $0.02 per share                                 182,400                --

  Acquisition of above subsidiary
  12,000,000 shares at $0.02 per share                    --           240,000

  Deposit of subsidiary acquired subsequent to
   December 31, 2002 15,000,000 shares at
   $0.01 per share                                  150,000                 --

  Debt settlement
   7,720,500 at $0.01 to $0.02 per share and
   550,000 shares at $0.01 per share respectively    78,982              5,500

  Pay down on note payable 1,850,800 shares
   at $0.02 per share                                37,016                 --

  Acquisition of software license
   5,000,000 shares at $0.05                             --            250,000

  For note payable-750,000 shares at
   $0.02 per share                                   15,000                 --

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

NOTE 3:  SIGNIFICANT ACCOUNTING POLICIES

Presentation

In the prior year (2001) the Company's financial statements were consolidated to include its two subsidiaries Media Rage of Utah, Inc. and H.J Ventures, Inc ("HJ Ventures"). During 2001 Media Rage was merged into the parent company and the H.J. Ventures transaction was rescinded on December 15, 2002.

As a result of the above transactions, the current year's presentation is of a single entity. The operations of H.J. Ventures from January 1 through December 15, 2002 are not included in the accompanying statement of operations and the 2001 financial statements have been restated to exclude the H.J. Ventures' operations.

Revenue

Revenue is as follows:

          Hosting                        $47,642
          Services                         5,311
          Domain                              42
                                         $52,995

Revenue is recognized when the services are provided. Since the user cannot get time before cash is collected or the credit card swiped, the revenue accrual and cash take place simultaneously.

Amortization

Amortization is by the straight-line method over 5 to 7 years.

Inventory

The inventory of $542,879 on the December 31, 2001 balance sheet is HJ Ventures' asset whose operations were not included in the 2002 operations. See 'Amortization" note above. Inventory is valued by the specific identification method at the lower of cost or market.

Software

The software of $608,417 was acquired in the HJ Ventures acquisition on October 1, 2001 which asset was written off at June 30, 2002.

Software License

The software license was acquired for 5,000,000 restricted shares at $0.05 per share, or $250,000. At the time of acquiring the license, a 1,000,000 share private placement at $0.075 per share took place. Since the stock for software was restricted, management decided that a lower value than $0.075 was appropriate.

Impaired Assets

Because of the Company's new business model, the following assets were considered impaired and written off: software distribution license ($250,000), Internet domain name ($50,000) and prepaid expenses
($151,000) aggregating $451,000.

HJ Ventures was acquired on October 1, 2001 and included in the December 31, 2001 numbers. Post March 31, 2002 management became aware that HJ Ventures' assets were impaired, wrote them down (June 30, 2002 Form 10-QSB) and rescinded the H J Ventures acquisition in December 2002. The acquisition cost of this transaction was 12,000,000 shares at $0.02/share ($240,000). Although the HJ Ventures acquisition resulted in negative goodwill, management believed, at the time, the values stated historically were realistic.

The asset write down line item on the June 30, 2002 10-QSB of $1,593,049 is comprised as follows:

                      Company                   HJ Ventures             Total

Inventory Reduction                             $   470,000         $  470,000
Prepaid Expenses       $151,000                                        151,000
Software                                            608,000            608,000
Domain Name              50,000                                         50,000
Software Dist. License  250,000                                        250,000
                       $451,000                 $ 1,078,000          1,529,000
Miscellaneous                                                           64,000
Asset Write-down                                                    $1,593,000

HJ Ventures was acquired on October 1, 2001 and included in the December 31, 2001 financial statements. Post March 31, 2002 management became aware that HJ Ventures' assets were impaired, wrote them down (June 30, 2002 10-QSB) and rescinded the H J acquisition in December 2002.

Beneficial Conversion Feature

On February 8, 2001 certain liabilities due related parties aggregating $259,949 were converted into 8% debentures. These debentures were convertible into common stock at any time from May 31, 2001 until paid in full at 80% of the average closing bid price for the five trading days prior to the conversion date.

Because of the 80% conversion feature, these debentures had a beneficial conversion feature of $64,993 (25% of $259,949). All the $64,993 was expensed in 2001 when the debentures became convertible.

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

NOTE 4:  NOTE PAYABLE

In December of 1999, the Company entered into a Note Agreement with Newport Federal Financial (Newport). Newport loaned the Company $250,000 under the Note Agreement at a rate of 12%. As an incentive to get this loan, the Company granted Newport the right to purchase 180,000 shares of common stock at $0.01 per share, which it did.

This note was due and payable on January 3, 2001. The Company failed to make the payment in a timely fashion. The default interest rate under the note of 24% per annum is now in effect.

NOTE 5:  RELATED PARTY TRANSACTIONS

In December 2002 the Company disposed of its wholly owned subsidiary H.J Ventures. The HJ Ventures principals were the former Company president and chief financial officer.

HJ Ventures was purchased October 1, 2001 with 12,000,000 shares of common stock valued at $0.02/share or $240,000. HJ Ventures was sold December 15, 2002 by returning 9,120,000 shares valued at $0.02/share or $182,400 resulting in a loss of $57,600. In addition, a loan of $122,927 due the Company from HJ Ventures was written off resulting in a total loss of $180,527.

The 8% convertible debentures including accrued interest ($292,899) and the $86,000 payable on a consulting agreement are due to the same party who was a former officer of the Company. Company management is presently in the process of negotiating the combined debt in a settlement agreement. See Note 7 "Subsequent Events".

NOTE 6:  INCOME TAXES

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

d. A stock purchase plan was approved and registered in Form S-8 POS filed on January 9, 2003.

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

2.4     Mutual Release and Termination Agreement between the
        Registrant and former shareholders of H.J. Ventures, Inc., dated December 15, 2002 (see below).

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

3.6 Certificate of Amendment to Articles of Incorporation, dated April 12, 2002 (see below).

3.7 Certificate of Amendment to Articles of Incorporation, dated November 6, 2002 (see below).

3.8     Bylaws, dated March 1, 2001 (incorporated by reference to
        Exhibit 3.6 of the Form 10-KSB filed on April 13, 2001).

4.1 1999 Equity Incentive Plan, dated May 1, 1999 (incorporated by reference to Exhibit 4.1 of the Form S-8 filed on October 1, 1999).

4.2 Common Stock Purchase Agreement between the Registrant and Newport Federal Financial, dated December 15, 1999 (see below).

4.3     Employee Stock Incentive Plan, dated March 5, 2001
        (incorporated by reference to Exhibit 4.1 of the Form S-8 filed on March 13, 2001).

4.4 Non-Employee Directors and Consultants Retainer Stock Plan, dated March 5, 2001 (incorporated by reference to Exhibit
        4.2 of the Form S-8 filed on March 13, 2001).

4.5 Debenture Agreement executed by the Registrant in favor of Jon Richard Marple and Jon H. Marple, dated February 8, 2001 (incorporated by reference to Exhibit 4.3 of the Form 10-QSB filed on May 15, 2001).

4.6 Common Stock Purchase Agreement between the Registrant and Silverwood Opportunity Fund, dated June 11, 2001
        (incorporated by reference to Exhibit 4.4 of the Form SB-2 filed on August 31, 2001).

4.7 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan, dated December 17, 2001 (incorporated by reference to Exhibit 4.2 of the Form S-8 POS filed on December 21, 2001).

4.8     Amended and Restated Employee Stock Incentive Plan, dated
        November 20, 2002 (incorporated by reference to Exhibit 4.1 of the Form S-8 POS filed on January 9, 2003).

4.9 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 2), dated November 20,
        2002 (incorporated by reference to Exhibit 4.2 of the Form S-8 POS filed on January 9, 2003).

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

10.4    Consulting Agreement between the Registrant and L. S.
        Enterprises, Inc., dated November 15, 2001 (incorporated by reference to Exhibit 10.3 of the Form 8-K/A filed on December 14, 2001).

10.5    Employment Agreement between the Registrant and Gary
        Borglund, dated January 15, 2003 (see below).

10.6 Amendment to Employment Agreement between the Registrant and Gary Borglund, dated January 15, 2003 (see below).

21      Subsidiaries of the Registrant (see below).

99 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (see below).