Form 10QSB
period 2003-06-30
SYNTHETIC TURF CORP OF AMERICA
filed 2003-08-15
CIK 793986

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     As of June 30, 2003, the Registrant had 167,450,561 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No X .

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         PAGE

     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

              CONSOLIDATED BALANCE SHEET
              AS OF JUNE 30, 2003                                         3

              CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED
              JUNE 30, 2003 AND JUNE 30, 2002                             3

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED
              JUNE 30, 2003 AND JUNE 30, 2002                             5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS               8

     ITEM 3.  CONTROLS AND PROCEDURES                                    11

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                          12

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                  13

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            13

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        13

     ITEM 5.  OTHER INFORMATION                                          13

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           14

SIGNATURE                                                                14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     SYNTHETIC TURF CORPORATION OF AMERICA
                         CONSOLIDATED BALANCE SHEET
                                JUNE 30, 2003
                                 (Unaudited)

                                    ASSETS

Current Assets
Cash in Bank                                                  $     9,222
Accounts Receivable                                                36,688
Inventory                                                           9,437
Prepaid Expenses                                                  106,581
Other                                                              15,000

Total Current Assets                                              176,928

Property and Equipment (Net of Depreciation of $3,451)             60,825

Other Assets
Goodwill                                                          150,000

                                                                  387,753

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Current Portion of Long Term Debt                              11,250
Notes Payable                                                      62,000
Note Payable - Related Parties (Note 3)                             5,000
Note Payable Including Accrued Interest Of $168,666               433,666
Accounts Payable and Accrued Expenses                             239,093

Total Current Liabilities                                         751,009

Long Term Liabilities
Notes Payable                                                      93,208

Total Liabilities                                                 844,217

Stockholders' Deficit
Common Stock, $0.001 Par Value;
Authorized 250,000,000 shares;
Issued and Outstanding 167,450,561 Shares                         167,451
Additional Paid-In Capital                                      8,080,841
Retained Earnings (Deficit)                                    (8,704,756)

Total Stockholders' Deficit                                      (456,464)

                                                                  387,753

          See accompanying notes to consolidated financial statements

                       SYNTHETIC TURF CORPORATION OF AMERICA
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                  Three Months Ended        Six Months Ended
                                       June 30,                June 30,
                                  2003           2002      2003          2002

Sales                           $ 111,562     $   60,379  $  232,806  $106,205

Cost of Sales                      90,785         81,170     174,872    94,698

Gross Profit (Loss)                20,777        (20,791)     57,934    11,507

Selling, General, and
 Administrative Expenses          188,704        300,034     329,043   470,149

Depreciation and Amortization       1,725         (5,950)      3,451    60,000

Interest and Bank Charges (Net
 of Interest Income)               15,208         19,206      30,208    27,400

Asset Write-Down                        0      1,593,049           0 1,593,049
                                  205,637      1,906,339     362,702 2,150,598

Net Income (Loss) Before
 Income Taxes                    (184,860)    (1,927,130)  (304,768)(2,139,091)

Income Tax Expense (Benefit)             0              0         0          0

Net (Loss) from Continuing
Operations                        (184,860)    (1,927,130)  304,768)(2,139,091)

Extraordinary Item
Gain on Extinguishment of Debt           0              0   250,148          0

Net(Loss)                         (184,860)    (1,927,130)  (54,620)(2,139,091)

Basic and Diluted Loss Per
 Common Share
(Loss) from
 Continuing Operations               (0.01)        (0.023)    (0.02)    (0.028)
Income from Extraordinary Items          0              0      0.02          0

Net (Loss)                           (0.01)        (0.023)    (0.00)    (0.028)

Weighted Average Number of Common Shares
    Used to Compute Net Income (Loss) per
    Weighted Average Share      163,489,791   85,777,912 150,741,724 77,474,331

            See accompanying notes to consolidated financial statements

                          SYNTHETIC TURF CORPORATION OF AMERICA
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                          Six Months Ended
                                                             June 30,
                                                        2003          2002
Operating Activities
Net (Loss) Before Extraordinary Item                 $  (304,768)  $(2,139,091)
Adjustments to Reconcile Net (Loss) to Net Cash
(Required) by Operating Activities:
Stock Issued for Expenses                                202,215       339,153
Depreciation and Amortization                              3,451        10,317
Write-Off of Other Assets                                      0       910,201
Changes in Current Accounts                              (39,552)      140,355

Net Cash (Required) by
  Operating Activities                                  (138,654)     (739,065)

Investing Activities:
  Sale of Assets                                               0       (25,000)
  Purchase of Assets                                      (2,215)            0

Net Cash Provided by
  Investing Activities                                    (2,215)      (25,000)

Financing Activities:
    Loans                                                 24,000       640,733
Loan - Payments                                                              0
Loans - Bank Overdraft                                    (3,909)            0
Sale of Common Stock                                     130,000       121,562

Net Cash Provided by
  Financing Activities                                   150,091       762,295

Increase (Decrease) in Cash and  Cash Equivalents          9,222        (1,770)

Cash and Cash Equivalents at Beginning Of Period               0         1,628

Cash and Cash Equivalents at End of Year                   9,222          (142)

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest                                                       0             0
Income Taxes                                                   0             0

Noncash Investing and Financing Activities:
    Stock Issued for Debt Extinguishment                 250,148             0
    9,750,000 shares @ $0.004 for debt conversion         39,000             0
                                                         289,148             0

             See accompanying notes to consolidated financial statements

                        SYNTHETIC TURF CORPORATION OF AMERICA
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Registrant's financial statements have been prepared in accordance with Securities and Exchange Commission regulations for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Principles of Consolidation

The consolidated balance sheet includes the accounts of the Registrant, and its wholly owned subsidiary International Surfacing of Colorado, Inc., which was acquired under an Agreement and Plan of Merger dated December 9, 2002. The statements of operations and cash flows for the six months ended June 30, 2003 include the operations of the Registrant and International Surfacing of Colorado, Inc. The effective date of the acquisition of International Surfacing was January 7, 2003.

NOTE 2:  GOING CONCERN CONSIDERATIONS

As of June 30, 2003, the Registrant reported an accumulated deficit of $8,704,756. The industry in which the Registrant operates is very dynamic and extremely competitive. The Registrant's ability to generate net income and positive cash flows is dependent on the ability to continue to increase sales while reducing operating costs, as well as the ability to raise additional capital. Management is aggressively following strategic plans to accomplish both objectives, but the success of these plans is not guaranteed. As of June 30, 2003, these factors raise substantial doubt about the Registrant's ability to continue as a going concern.

NOTE 3: RELATED PARTIES

A principal of the Registrant has loaned $5,000 to the Registrant's subsidiary, International Surfacing of Colorado, Inc. Terms of the loan are repayment without interest with no set date of repayment.

NOTE 4:  GOODWILL

Goodwill represents the excess consideration given in exchange for 100% of the Registrant's subsidiary's net assets.

NOTE 5:  DEBT EXTINGUISHMENT GAIN

Convertible debt existing at December 31, 2002 was restructured and eliminated in consideration for the Registrant's common stock. This resulted in a gain on the conversion of $250,148.

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

     Through its International Surfacing of Colorado subsidiary, the Registrant is actively selling and installing artificial turf. The primary target market is initially childcare facilities in the State of Colorado. The current drought throughout this region has made artificial turf a viable option for many businesses and the Registrant believes that it can continue to market and increase its revenue base in the region. The Registrant anticipates moving into other states by the end of the current fiscal year. The subsidiary both sells and installs the artificial turf in playgrounds, athletic fields, and daycare center play areas and for commercial and private residence landscape areas. The Registrant believes expansion in the market is possible for both the sale and installation of artificial turf.

(a)  Revenues.

     The Registrant reported $232,806 in gross income for the six months ended June 30, 2003, and $111,562 for the three-month period ended June 30, 2003. For the six months ended June 30, 2002, the Registrant generated revenues of $106,205, and for the three-month period then ended $60,379. This represents an approximate 119% increase for the six months period and an approximate 84% increase over the three-month period. The increased revenue was due to the acquisition of International Surfacing of Colorado and the sales generated from this subsidiary.

(b)  Selling, General and Administrative Expenses.

     Selling, general and administrative expenses for the six months ended June 30, 2003 totaled $329,043, while the same expenses for the same period ended June 30, 2002 totaled $470,149. This represents a decrease of approximately 30% for this period over the same period last year. For the three months ended June 30, 2003, selling, general and administrative expenses totaled $188,704, compared to $300,034 for the three months ended June 30, 2002. This reflects a decrease of approximately 37%. The decrease in these expenses is due primarily to the reduction of staff of the Registrant that was employed during the same period in 2002.

(c)  Depreciation and Amortization.

     Depreciation and amortization for the six months ended June 30, 2003 was $3,451. This is lower than the depreciation and amortization of $60,000 expensed in the six months ended June 30, 2002, and was due to the rescinding of an acquisition in December 2002 that originally occurred in November 2001 (reduction of fixed assets).

(d)  Interest Expense.

     The Registrant incurred interest expense charges (net of interest income) of $30,208 in the six months ended June 30, 2003, compared with charges of $27,400 in the same period ended June 30, 2002; $15,208 for the three months ended June 30, 2003 compared to $19,206 for the three months ended June 30, 2002. Nearly all of the current quarter's interest expense is in the accrual on the amount owed to Newport Federal Financial ("Newport"), which is accruing at the rate of 24% per annum (the default rate under the note). Newport has issued a demand to the Registrant for payment of all principal and interest due on their respective notes.

(e)  Income Tax Benefit.

     For the six months ended June 30, 2003, the Registrant had available net operating loss carryforward of approximately $8.7 million which may provide future tax benefits expiring beginning in June of 2006; this compares with net operating loss carryforward of approximately $6.8 million in the previous year's period. Because of ownership changes nearly all of this net operating loss carryforward may be limited for use by the Registrant by Internal Revenue Code
Section 381. The Registrant has not recognized any of this limited tax benefit as an asset due to the uncertainty of future income.

(f)  Net Loss.

     The Registrant reported a net loss of $54,620 for the six months ended June 30, 2003. This is compared to a net loss of $2,139,091 for the same period ended June 30, 2002, which was due primarily to the write down of assets prior to the rescinding of a previous acquisition. Operations for the three months ended June 30, 2003 resulted in a net loss of $184,860 compared to a net loss of $1,927,130 for the same period in 2002. The smaller net loss for the six-month period is a result of a debt settlement in March 2003 that created a one-time gain to the Registrant of $250,147 from a debt conversion. The decrease in the loss for the three months ended June 30, 2003 is due to a one time write down of impaired assets during the three months ended June 30, 2002, as described in the Registrant's 10-KSB for the year ended December 31, 2002.

Liquidity and Capital Resources.

     The Registrant currently has total current assets of $176,928 and total current liabilities of $751,009 resulting in net working capital deficit of $574,081. The Registrant will require significant additional working capital to continue as a going concern. Without additional working capital or a viable debt restructuring, the Registrant may find it difficult to continue in business.

     In December of 1999, the Registrant entered into a Note Agreement with Newport. Newport loaned the Registrant $250,000 under the Note Agreement at a rate of 12%. This note was due and payable on January 3, 2001. The Registrant failed to make the payment in a timely fashion. The default interest rate under the note of 24% per annum is now in effect. The Registrant received a default notice from Newport demanding immediate payment of their note. Counsel for the Registrant has responded to that demand noting potential cause of action by the Registrant against Newport.

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

     Within the 90 days prior to the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

(b)  Changes in internal controls.

     There were no significant changes in the Registrant's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

Critical Accounting Policies.

     The Securities and Exchange Commission has issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant made the following sales of unregistered
(restricted) securities during the quarter ended on June 30, 2003:

     (a) On April 15, 2003, the Registrant issued a total of 1,500,000 shares of common stock to two individuals for proposed consulting services to the company. These services were values at a total of $15,000 ($.01 per share). On April 24, 2003, the Registrant cancelled these shares since these individuals would not be performing services for the company.

     (b) At various times between April 15, 2003 and June 30, 2002, the Registrant sold a total of 6,400,000 shares of common stock for a total consideration of $87,500 (at pricings ranging from $0.0125 to $0.02 per share).

     The sales set forth above were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Act"), by the fact that:

     - the sales were made to a sophisticated or accredited investor, as defined in Rule 502;

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

Reports on Form 8-K.

     No reports on Form 8-K were filed during the second quarter of the fiscal year covered by this Form 10-QSB.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Synthetic Turf Corporation of America



Dated: August 14, 2003                 By: /s/  Gary Borglund
                                       Gary Borglund,
                                       President/Secretary/Treasurer

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

10.1    Employment Agreement between the Registrant and Gary
        Borglund, dated January 15, 2003 (incorporated by reference to Exhibit 10.5 of the Form 10-KSB filed on April 15, 2003).

10.2 Amendment to Employment Agreement between the Registrant and Gary Borglund, dated January 15, 2003 (incorporated by reference to Exhibit 10.6 of the Form 10-KSB filed on April 15, 2003).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on April 15, 2003).

31      Rule 13a-14(a)/15d-14(a) Certification (see below).

32      Section 1350 Certification (see below).