Form 10QSB
period 2003-09-30
SYNTHETIC TURF CORP OF AMERICA
filed 2003-11-13
CIK 793986

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                     FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     As of September 30, 2003, the Registrant had 178,342,561 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No  X   .

                                   TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                            PAGE

     ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEET
              AS OF SEPTEMBER 30, 2003                                       3

              CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED
              SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002                      4

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED
              SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002                      5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  8

     ITEM 3.  CONTROLS AND PROCEDURES                                       11

PART II - OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS                                              12

    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                      12

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                13

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            13

    ITEM 5.  OTHER INFORMATION                                              14

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               14

SIGNATURE                                                                   14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       SYNTHETIC TURF CORPORATION OF AMERICA
                            CONSOLIDATED BALANCE SHEET
                                SEPTEMBER 30, 2003
                                    (Unaudited)

ASSETS

Current Assets
Cash in bank                                                        $       -
Accounts receivable                                                     36,851
Inventory                                                              24,986
Prepaid expenses                                                      113,381
Other receivable                                                       15,000
  Total Current Assets                                                190,218

Property, plant & equipment, net                                       72,961
Goodwill                                                              150,000

  Total Assets                                                        413,179

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Bank overdraft                                                       6,466
   Current portion of long-term debt                                    9,750
   Note payable                                                        25,815
   Note payable, including accrued interest of $198,666               448,666
   Accounts payable and accrued expenses                              217,619
   Related party payable                                               65,085
Total Current Liabilities                                             773,401

Long-Term Debt
   Notes payable                                                       93,216
   Convertible subordinate debentures                                   7,500
  Total Long Term Liabilities                                         100,716

  Total Liabilities                                                   874,117

Shareholders' Equity (Deficit):
Common stock, $0.001 par value;
Authorized 250,000,000 shares;
Issued and outstanding 178,342,561                                    178,342

Additional paid-in capital                                          8,295,788
Retained earnings (deficit)                                        (8,935,068)

Total Shareholders' Deficit                                          (460,938)

Total Liabilities and Shareholders' (Deficit)                         413,179

        See accompanying notes to consolidated financial statements

                         SYNTHETIC TURF CORPORATION OF AMERICA
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)



                                        Three Months Ended                    Nine Months Ended
                               Sept. 30, 2003      Sept. 30, 2002      Sept. 30, 2003     Sept. 30, 2002

Sales                          $ 101,929            $   10,529        $ 335,185           $    116,734
Cost of Sales                     85,220                 8,637          275,964                103,335
Gross Profit (Loss)               16,709                 1,892           59,221                 13,399

Selling, General, and
 Administrative Expenses         235,897               123,825          555,447                593,973
Depreciation and Amortization      1,725                     0            5,175                 60,000
Interest Expense and Bank
Charges (Net of Interest Income)  15,208                15,298           45,416                 42,698
Asset Write-Down                       0               (52,565)               0              1,540,484
                                 252,830                86,558          606,038              2,237,155

Net Income (Loss)
 Before Income Taxes            (236,121)              (84,665)        (546,817)            (2,223,756)

Income Tax Expense (Benefit)           0                     0                0                      0

Net (Loss) from Continuing
Operations                      (236,121)              (84,665)        (546,817)           (2,223,756)

Extraordinary Item
Gain on extinguishment of debt         0                     0          250,148                     0

Net(Loss)                       (236,121)              (84,665)        (296,669)           (2,223,756)

Basic and Diluted Loss Per
Common Share
(Loss) from continuing
 operations                       (0.001)               (0.001)          (0.003)               (0.027)
Income from extraordinary items        0                     0            0.002                     0
Net (Loss) per Share              (0.001)               (0.001)          (0.001)               (0.027)

Weighted Average Number of
 Common Shares
 Used to Compute Net Income (Loss)
 per  Weighted Average Share  176,520,815            84,945,474      159,429,183           83,362,043


            See accompanying notes to consolidated financial statements

                             SYNTHETIC TURF CORPORATION OF AMERICA
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                          2003           2002

Operating Activities
Net (loss)                                              $(546,817) $(2,223,756)
Adjustments:
      Depreciation and amortization                         5,175       10,000
   Changes in current accounts                              9,206      124,626
   Write-off of Other Assets                                    0      910,201
   Expenses Paid with Common Stock                        350,556      440,149

Net Cash (Required) By
  Operating Activities                                   (181,880)    (738,780)

Investing Activities
  Acquisition investments                                       0      (25,000)
  Purchase of equipment                                    (2,215)           0

Net Cash Required by Investing Activities                  (2,215)     (25,000)

Financing Activities
   Loans                                                   24,000      621,396
Sale of common stock                                      157,500      142,562
Bank overdraft                                              2,595            0

Net Cash Provided (Required) by
  Financing Activities                                    184,095      763,958

Increase (Decrease) in Cash And
  Cash Equivalents                                              0          178

Cash and Cash Equivalents at Beginning of Period                0        1,628

Cash and Cash Equivalents at End of Period                      0        1,806

Supplemental Disclosures Of Cash Flow Information
Cash paid during the period for:
Interest                                                        0            0
Income taxes                                                    0          200

Non-Cash Investing and Financing
   Stock issued for debt extinguisment 9,750,000 shares    39,000            0
   Stock issued to settle debt 1,600,000 shares            40,000            0
   5,000,000 shares for a software license                      0      250,000
   550,000 shares to settle debts                               0       5,000

           See accompanying notes to consolidated financial statements

                          SYNTHETIC TURF CORPORATION OF AMERICA
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of Synthetic Turf Corporation of America ("Company") have been prepared in accordance with Securities and Exchange Commission regulations for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Company's Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Principles of Consolidation

The consolidated balance sheet includes the accounts of the Company and its wholly owned subsidiary, International Surfacing of Colorado, which was acquired under an Agreement and Plan of Merger dated December 9, 2002. The statements of operations and cash flows for the nine months ended September 30, 2003 include the operations of the Company and International Surfacing of Colorado. The effective date of the acquisition of International Surfacing was January 7, 2003.

NOTE 2:  GOING CONCERN CONSIDERATIONS

As of September 30, 2003, the Company reported an accumulated deficit of $8,935,068. The industry in which the Company operates is very dynamic and extremely competitive. The Company's ability to generate net income and positive cash flows is dependent on the ability to continue to increase sales while reducing operating costs, as well as the ability to raise additional capital. Management is aggressively following strategic plans to accomplish both objectives, but the success of these plans is not guaranteed. As of September 30, 2003, these factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3: RELATED PARTY TRANSACTIONS

The Company had an account payable to a related party, which shares two of the same directors with the Registrant, in the amount of $65,089 at September 30, 2003. This amount consisted of $41,825 for products shipped to the Company by the related party and $23,260 advanced to the Company by the related party. On October 8, 2003, the Company repaid the related party $19,445 of the funds advanced by the related party.

NOTE 4:  GOODWILL

Goodwill represents the consideration given in exchange for 100% of the Company's subsidiary.

NOTE 5:  DEBT EXTINGUISHMENT GAIN

Convertible debt existing at December 31, 2002 was restructured and eliminated in consideration for the Company's common stock. This resulted in a gain on the conversion of $250,148.

NOTE 6:  PREPAID EXPENSES

Prepaid expense results from consulting costs that are being amortized over the calendar year 2003.

NOTE 7:  EMPLOYMENT AGREEMENTS

On January 7, 2003, two officers of International Surfacing of Colorado entered into employment agreements with the Company. These agreements have a term of three years with an annual base compensation to be paid by the Company of $100,000. In addition, each officer is entitled to receive 1,200,000 shares of Company common stock under its Employee Stock Incentive Plan, vested at the rate of 100,000 shares per quarter. Also, each officer is entitled to 2,000,000 restricted shares of common stock of the Company.

Subsequent to the signing of these agreements, the Company has been negotiating with both officers to revise the terms of the agreements.
Due to these negotiations, no shares have been issued under these agreements.

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

Results of Operations.

(a)  Revenues.

     The Registrant reported $335,185 in gross income for the nine months ended September 30, 2003, and $101,929 for the three-month period ended September 30, 2003. For the nine months ended September 30, 2002, the Registrant generated revenues of $116,734, and for the three-month period then ended $10,529. This represents an approximate 287% increase for the nine months period and an approximate 968% increase over the three-month period. The increased revenue was due to the acquisition of International Surfacing of Colorado and the sales generated from this subsidiary.

(b)  Selling, General and Administrative Expenses.

     Selling, general and administrative expenses for the nine months ended September 30, 2003 totaled $555,447, while the same expenses for the same period ended June 30, 2002 totaled $593,973. This represents a decrease of approximately 17% for this period over the same period last year. For the three months ended September 30, 2003, selling, general and administrative expenses totaled $235,897, compared to $123,825 for the three months ended September 30, 2002. This reflects an increase of approximately 192%. The decrease for the nine-month periods in these expenses is due primarily to the reduction of staff of the Registrant that was employed during the same period in 2002. The increase for the three-month periods is the result of increased professional fees and a redirection of the Registrant's efforts to turf sales and installation.

(c)  Payable.

     The Registrant had an account payable to a related party, which shares two of the same directors with the Registrant, in the amount of $65,089 at September 30, 2003. This amount consisted of $41,825 for products shipped to the Registrant by the related party and $23,260 advanced to the Registrant by the related party. On October 8, 2003, the Registrant repaid the related party $19,445 of the funds advanced by the related party.

(d)  Depreciation and Amortization.

     Depreciation and amortization for the nine months ended September
30, 2003 was $5,175. This is lower than the depreciation and amortization of $60,000 expensed in the nine months ended September
30, 2002, and was due to the rescinding of an acquisition in December
2002 that originally occurred in November 2001 (reduction of fixed assets).

(e)  Interest Expense.

     The Registrant incurred interest expense and bank charges (net of interest income) of $45,416 in the nine months ended September 30, 2003, compared with such expenses and charges of $42,698 in the same period ended September 30, 2002; $15,208 for the three months ended September 30, 2003 compared to $15,298 for the three months ended September 30, 2002. Nearly all of the current quarter's interest expense is in the accrual on the amount owed to Newport Federal Financial ("Newport"), which is accruing at the rate of 24% per annum (the default rate under the note). Newport has issued a demand to the Registrant for payment of all principal and interest due on their respective notes.

(f)  Income Tax Benefit.

     For the three months ended September 30, 2003, the Registrant had available net operating loss carryforwards of approximately $8,900,000, which may provide future tax benefits expiring beginning in June 2006; this compares with net operating loss carryforwards of approximately $6,900,000 in the previous year's period. Nearly all of this net operating loss carryforward is limited for use by the Registrant by Internal Revenue Code Section 381. The Registrant has not recognized any of this tax benefit as an asset due to the uncertainty of future income.

(g)  Net Loss.

     The Registrant reported a net loss of $296,669 for the nine months ended September 30, 2003. This is compared to a net loss of $2,223,756 for the same period ended September 30, 2002, which was due primarily to the write down of assets prior to the rescinding of a previous acquisition. Operations for the three months ended September 30, 2003 resulted in a net loss of $236,121 compared to a net loss of $84,665 for the same period in 2002. The smaller net loss for the nine-month period is a result of a debt settlement in March 2003 that created a one-time gain to the Registrant of $250,147 from a debt conversion. The increase in the loss for the three months September 30, 2003 is due to increase selling, general and administrative expenses during the current quarter as compared with the three months ended September 30, 2002.

Liquidity and Capital Resources.

     The Registrant currently has total current assets of $190,218 and total current liabilities of $773,401, resulting in net working
capital deficit of $583,183.   The working capital deficit is less
than the previous year due to the change in business operations from the previous year. The Registrant will require significant additional working capital and significant debt restructuring to continue as a going concern. Without additional working capital or a viable debt restructuring, the Registrant will find it difficult to continue doing business.

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

     On March 31, 2003, the Registrant reached an agreement with a former officer to retire outstanding debentures through the issuance of stock and new notes with lower principal balances and interest rates. The transaction resulted in a favorable debt forgiveness of $250,148 and reduces the interest cost going forward. Additionally, $80,000 of the $119,750 of new notes issued do not require payments until one year from date of issue.

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

     On December 1, 1999, EWS was granted a final default judgment in the amount of $37,214.27, which included $9,249.56 in attorney fees. The Registrant was notified of such judgment and was not in a position to pay it. On June 9, 2001, a writ of execution was issued by the Third District Court directing the Salt Lake County Sheriff to collect $39,521.00 from the Registrant; this amount included post judgment costs of $1,412.44 and other costs of $894.29.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant made the following sales of unregistered
(restricted) securities during the quarter ended on September 30, 2003:

     (a) On July 9, 2003, the Registrant issued 1,300,000 of shares of common stock to one individual for services with a total value of $26,000 ($0.02 per share).

     (b) On July 23, 2003, the Registrant issued 1,500,000 of shares of common stock to one individual for services with a total value of $30,000 ($0.02 per share).

     (c) On August 4, 2003, the Registrant sold 500,000 of shares of common stock to one individual for cash in the amount of $10,000
($0.02 per share).

     (d) On August 4, 2003, the Registrant issued 167,000 of shares of common stock to one individual for services with a total value of $3,340 ($0.02 per share).

     (e) On September 17, 2003, the Registrant sold 375,000 of shares of common stock to one individual for cash in the amount of $7,500 ($0.02 per share).

No commissions were paid in connection with any of these sales.
These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Act"), by the fact that:

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     The Registrant is currently, and has remained since the second quarter of 2002, in default of certain Notes, as discussed under Item 2 above, and at this time is unable to make any payments of principal or interest to the holder of the Note.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     On January 7, 2003, two officers of the Registrant's subsidiary, International Surfacing of Colorado, entered into employment agreements with the Registrant. These agreements have a term of three years with an annual base compensation to be paid by the Registrant of $100,000. In addition, each officer is entitled to receive 1,200,000 shares of Registrant common stock under its Employee Stock Incentive Plan, vested at the rate of 100,000 shares per quarter. Also, each officer is entitled to 2,000,000 restricted shares of common stock of the Registrant.

     Subsequent to the signing of these agreements, the Registrant has been negotiating with both officers to revise the terms of the agreements. Due to these negotiations, no shares have been issued under these agreements.

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

                                       Synthetic Turf Corporation of America



Dated: November 12, 2003               By: /s/  Gary Borglund
                                       Gary Borglund,
                                       President/Secretary/Treasurer

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

10.1    Employment Agreement between the Registrant and Richard
        Dunning, dated January 3, 2003 (see below).

10.2    Employment Agreement between the Registrant and Gary
        Borglund, dated January 15, 2003 (incorporated by reference to Exhibit 10.5 of the Form 10-KSB filed on April 15, 2003).

10.3 Amendment to Employment Agreement between the Registrant and Gary Borglund, dated January 15, 2003 (incorporated by reference to Exhibit 10.6 of the Form 10-KSB filed on April 15, 2003).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on April 15, 2003).

31      Rule 13a-14(a)/15d-14(a) Certification (see below).

32      Section 1350 Certification (see below).