Form 10KSB
period 2003-12-31
SYNTHETIC TURF CORP OF AMERICA
filed 2004-04-05
CIK 793986

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                       COMMISSION FILE NUMBER: 33-5902

                    SYNTHETIC TURF CORPORATION OF AMERICA
            (Exact name of registrant as specified in its charter)

                 Nevada                                    22-2774460
(State or jurisdiction of incorporation                  (I.R.S. Employer
              or organization)                          Identification No.)

   2535 Pilot Knob Road, Suite 118, Mendota Heights, Minnesota      55120
      (Address of principal executive offices)                    (Zip Code)

                 Registrant's telephone number:  (651) 452-1606

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

     The Registrant had no revenues from continuing operations and $339,527 from discontinued operations for the fiscal year ended on December 31, 2003. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 29, 2004:
$1,527,264.  As of March 29, 2004, the Registrant had 195,458,038
shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes No  X .

                                TABLE OF CONTENTS

PART I                                                                   PAGE

     ITEM 1.  DESCRIPTION OF BUSINESS                                       3

     ITEM 2.  DESCRIPTION OF PROPERTY                                       8

     ITEM 3.  LEGAL PROCEEDINGS                                             8

     ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS             9

PART II

     ITEM 5.    MARKET FOR COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS                                 9

     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS               11

     ITEM 7.    FINANCIAL STATEMENTS                                       18

     ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE                     18

     ITEM 8A.  CONTROLS AND PROCEDURES                                     19

PART III

     ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                AND CONTROL PERSONS; COMPLIANCE WITH
                SECTION 16(A) OF THE EXCHANGE ACT                          20

     ITEM 10.  EXECUTIVE COMPENSATION                                      22

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER  MATTERS     23

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              25

     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                            27

     ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                      28

SIGNATURES                                                                 29

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Overview.

     Synthetic Turf Corporation of America's ("Registrant") core business is selling, artificial turf throughout the United States. Until December 31, 2003, the Registrant installed artificial turf in Colorado through its wholly owned subsidiary International Surfacing of Colorado. The Registrant disposed of this subsidiary at the end of the 2003 fiscal year to concentrate its efforts on the sale of artificial and related products turf instead of the installation of artificial turf.

     The Registrant's business strategy is to accelerate its growth through future acquisition of businesses that complement the company's core business of turf sales and growth through synergic sales to existing customers. Such acquisitions are intended to be financed by leveraging the Registrant's stock, with working capital being generated both internally and by equity funding. Acquisition targets, of which some have been identified, are companies with existing tangible sales or significant sales potential without significant capital requirements.

Business Development.

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

     Effective August 18, 1999, the Registrant effectuated a 1 for 20 reverse stock split of the Common Stock. In connection with the reverse stock split, all previously outstanding shares of Class A
Preferred Stock were converted into shares of common stock.

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

     On November 15, 2001 the Registrant acquired HJ Ventures, Inc. ("HJ") though an exchange of stock, issuing 12,000,000 shares of Registrant stock for all the outstanding shares of HJ. As a result, HJ became a wholly owned subsidiary of the Registrant providing Internet access to the public through Internet terminals.

     Effective April 12, 2002 the Registrant affected an increase in authorized shares from 100,000,000 to 250,000,000.

     On July 1, 2002, the Registrant licensed its web hosting business to Creative Connectivity, the company that had previously provided it with web server services. The transaction transferred all the assets of the web hosting business to the buyer for consideration of 50 percent of the revenue after direct expenses for a period of one year. The revenue earned under this formula is first applied against outstanding payables due the buyer by the Registrant with any balance paid by the buyer to the Registrant.

     Effective on November 6, 2002, the Registrant changed its name from Justwebit.com, Inc to Synthetic Turf Corporation of America. The name change was to reflect the change in core business that was anticipated at that time.

     Effective December 16, 2002 the Registrant rescinded the 2001 merger with HJ through the exchange of all the shares of HJ held by the Registrant for the return and redemption of 9,120,000 of the Registrant's shares held by the former shareholder of HJ.

     On January 7, 2003, the Registrant acquired all of the assets and assumed the liabilities of International Surfacing of Colorado, a Colorado corporation ("ISOC"), for the consideration of 15,000,000 newly issued restricted shares of the Registrant. ISOC was merged into a wholly owned Nevada subsidiary of the Registrant.

     Effective as of December 31, 2003, the Registrant unwound the 2003 ISOC transaction by exchanging a cash payment of $6,000 and exchanged 100 % of the stock of its Nevada subsidiary for a return and redemption of 10,000,000 shares of the 15,000,000 share of the Registrant's stock that was issued as part of the 2003 acquisition to the two former stockholders of ISOC. In addition, the Registrant received the cancellation of consulting contracts with these individuals and all amounts previously due from the Registrant hereunder. The Registrant will continue with the sale of turf and turf products but has determined as a result of its experience with ISOC that installation services are not suitable to the Registrant's business purposes.

     The Registrant has been advised that the parties with whom the company negotiated a settlement and disposition of the ISOC transaction are dissatisfied with the results of the settlement transaction and are unwilling to return to the company for cancellation the 10,000,000 restricted shares of its common stock as required by the settlement agreement, notwithstanding the performance by the Registrant of the obligations imposed on it by the settlement agreement. These parties want to amend the settlement they signed to include a provision where the Registrant would pay certain expenses that are accrued on the financial statements of the subsidiary they received per the settlement agreement. The Registrant does not intend to renegotiate the contract but vigorously seek to enforce the obligations of such parties under the settlement agreement.

     On March 4, 2004, subsequent to the Registrant's year end, the Registrant entered into a letter agreement with BioMatrix, Inc, a Minnesota corporation, to exclusively sell certain coatings and cleaners that are used on artificial turf for the purposes of cleaning and disinfecting the product surfaces. The Registrant will sell and promote the products through its normal distribution channels and also over the Internet.

Business of the Registrant.

     The Registrant specializes in the sale and distribution of artificial turf, a synthetic product used for artificial home lawns, childcare playground surfacing, soccer and football fields and in numerous other areas applications conditions prohibit the use of natural grass surfaces. The Company believes that the artificial turf business will see a dramatic increase due the ongoing advancements in the technology of artificial turf. Additionally, the current drought affecting much of the United States is experiencing and the related increase in watering restrictions favors the introduction of artificial turf as an economic and environmentally friendly alternative. The Company is well positioned to be a significant player in the artificial turf business. Since its commencement of this business in 2001, it has become a provider of quality products within the synthetic turf industry and continues to offer a dynamic array of synthetic turf systems for many environments.

     The Registrant has an exclusive license from Avery Sports Turf, Inc. to market and resell a unique and patented artificial turf product which provides durability and quality on the upper half of the synthetic system, and can provide a stable shock absorbing pad for low G-Max levels on the bottom half of the synthetic system. These features provide excellent shock absorbing capability, and increases durability significantly when crumb rubber is added to the system.
This means the system not only has superior materials but also provides additional safety.

     In the Registrant's view, the artificial turf industry as a whole is faced with two diverging issues and no single understanding on how to profitably address the future. The first area is the proliferation of synthetic turf uses within the drought ridden southwest as well as worldwide, from state and county run facilities to residential applications. The second is the need for educating the community on the benefits of synthetic turf systems as a viable and cost saving alternative to traditional grass environments.

Artificial Turf has the following advantages over traditional natural grasses:

     LOWER MAINTENANCE COSTS - Artificial turf requires no mowing, watering, fertilizing, or re-seeding. Regular maintenance involves brushing or vacuuming with rented, leased or owned equipment. Watering a typical sand based football or soccer field can require 1.0 to 4.0 million gallons of water per year along with the appropriate fertilizers, herbicides and pesticides.

     SURFACE AVAILABILITY - Traditional grass surfaces need time to recover from heavy usage where as artificial surfaces are designed to withstand frequent usage and do not become muddy in wet weather. Studies of facilities that have converted natural fields to synthetic turf suggest that field usage can increase by a factor of three.

     INJURIES - A study by the National Football League concluded that there were slightly fewer serious injuries on artificial turf compared to natural grass, while synthetic fields reported more minor injuries. (Serious injury is one causing a player to miss one or two games.)

     ENVIROMENTAL FRIENDLINESS - In addition to the environmental advantages that come from lower water usage, the removal of the need for significant amounts of fertilizer and pesticides means less chance of contaminating groundwater. In addition, synthetic turf is commonly made of recycled materials.

As demand for grass alternatives continues to expand, more potential consumers of the Registrant's products will turn to alternative solutions such as:

     Sports -Practice and game fields, playgrounds and other recreational facilities.

     Child Care Centers - Play area surfaces both indoor and outdoor, playgrounds.

     Landscaping Contractors and Suppliers - Landscaping applications such as landscape planting islands, road medians.

     Home Solutions Companies - Such as Home Depot, Menards, Lowes

     Golf Courses / Driving Ranges

     Housing Developments

     The Registrant sells and distributes its artificial turf and related products through regional distributors under a written contract with the Registrant defining the duties, territory and pricing policies governing the distributor's relationship with the Registrant.

     The Registrant has announced two new products subsequent to the end of the 2003 fiscal year, Turf Koat (tm) and ParvoStop (tm). Turf Koat(tm) is an environmentally responsible antimicrobial preservative that is effective against a broad spectrum of harmful microorganisms that can accumulate on artificial turf and other play surfaces. ParvoStop(tm) is an environmentally friendly antimicrobial liquid that is effective for controlling the Parvocanine virus in animal shelters. The Registrant is preparing marketing plans for these new products, for sale and distribution to its current customers, and across various web channels.

     The Registrant's industry remains extremely competitive, as evidenced by the recent bankruptcy filing of SRI, Inc., the maker of AstroTurf(tm). It is not possible to determine with accuracy the relative competitive position of the Registrant in the market for artificial turf and related products, but the Registrant believes that it will maintain and possibly increase its market share during fiscal year 2004. Approximately ten other companies are known to be competing with the Registrant in the sale and distribution of artificial turf products in the United States, some of which also manufacture products other than artificial turf surfaces.

     The Registrant obtains its artificial turf products exclusively from Avery Sports Turf, Inc., of Rome, Georgia, which manufactures the products according to technologies and processes unique to that manufacturer. The antimicrobial products recently introduced by the Registrant are formulated and produced for the Registrant by Biomatrix International, Inc., of Princeton, Minnesota, under an exclusive arrangement with the Registrant. The Registrant believes the quality and unique characteristics of the turf and antimicrobial products produced by these manufacturers justifies the Registrant's reliance upon them as sole providers of the Registrant's materials.

The Registrant is not dependent on one or a few major customers.

     The Registrant employs common law trademarks for its Turf Koat(tm) and ParvoStop(tm) products, which it intends to register during the 2004 fiscal year. In addition the Registrant maintains certain Internet web domains that are the sole and exclusive property of the Registrant, including www.sturf.com. In addition, there are no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

     The Registrant has no responsibility or obligation to seek or obtain any government approval of its principal products, nor is the Registrant aware of any such requirements being imposed on any of its suppliers of products or services.

     The Registrant is not aware of any existing or probable governmental regulations of an extraordinary nature pertaining to its on the business, other than normal and ordinary regulations pertaining to a small business enterprise such as the Registrant. In addition, the Registrant's business does not involve any costs or effects of compliance with environmental laws (federal, state or local environmental laws.)

     The Registrant has not expended any amount spent during each of the last two fiscal years on research and development activities, and if applicable the extent to which the cost of such activities are borne directly by customers.

Employees.

     As of December 31, 2003, the Registrant and its subsidiary had no employees. The Registrant plans to hire employees during the next 12 months as the need arises.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Registrant maintained offices in a location with approximately 2,000 square feet of office space for its operating offices in Minneapolis, Minnesota. Gary Borglund, President of the Registrant, maintained a month-to-month lease of the space for $300 per month. Subsequent to the end of the 2003 fiscal year, the Registrant has relocated to office space under lease by Avery Sports Turf, Inc. that is located in Mendota Heights, MN, a suburb of Minneapolis, Minnesota. The Registrant pays 50 percent of the monthly cost that totals $ 1,253 per month. The Registrant considers these offices to be adequate and suitable for its current needs. The Registrant has a full complement of office equipment and furniture at this location all of which has been fully depreciated.

ITEM 3.  LEGAL PROCEEDINGS.

     Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

     On October 4, 1999 the Registrant was named as a defendant in a lawsuit filed in Jefferson County, Texas. The plaintiff, Engineering & Wireless Services, Inc. ("EWS") demanded payment of $27,748.71 for services rendered to the Registrant in 1996 and 1997. The Registrant's President at the time, John C. Spradley, had written a check for this same amount on April 2, 1997 that was returned, unpaid and marked "NSF". Mr. Spradley wrote this check without proper authority by the Registrant, and actually was strictly forbidden by a board resolution to write any checks in excess of $5,000. The writing of the check to EWS left the Registrant legally obligated to honor this check. The Registrant has not had any communications with any of the parties of this suit for over 3 years.

     On December 1, 1999, EWS was granted a final default judgment in the amount of $37,214.27, which included $9,249.56 in attorney fees. The Registrant was notified of such judgment and was not in a position to pay it. On June 9, 2001, a writ of execution was issued by the Third District Court of the State of Utah directing the Salt Lake County Sheriff to collect $39,521.00 from the Registrant; this amount included post judgment costs of $1412.44 and other costs of $894.29.

     On July 19, 2000, the Registrant entered into a settlement agreement with EWS. The Registrant agreed to pay EWS $31,000 over a four month period and issued to EWS 45,000 shares of the Registrant's common stock. The Registrant has made the initial payment of $5,000 and delivered the stock due to EWS; but no other payments under the settlement were made. The Registrant has not reached an agreement with EWS nor has it pursued any agreement during the past year.

     On March 9, 2004, the Metropolitan Airport Commission in the City of Minneapolis, Minnesota as Plaintiff issued to the Registrant a summons and complaint to collect the sum of $15,936 for unpaid rent during the year 2002. The Registrant intends to respond to the complaint and will work to settle this matter on a reasonable basis.

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

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2003



Quarter Ended December 31, 2003                  0.03      0.02
Quarter Ended September 30, 2003                 0.04      0.02
Quarter Ended June 30, 2003                      0.07      0.02
Quarter Ended March 31, 2003                     0.03     0.01

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2002

                                                 High      Low

Quarter Ended December 31, 2002                  0.015     0.006
Quarter Ended September 30, 2002                 0.0072    0.0022
Quarter Ended June 30, 2002                      0.013     0.003
Quarter Ended March 31, 2002                     0.022     0.015

Holders of Common Equity.

     As of March 31, 2004, there were approximately 760 shareholders of record of the Registrant's common stock.

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

Equity Securities Sold Without Registration.

     The Registrant made the following sales of unregistered
(restricted) securities during the fourth quarter of the fiscal year ended December 31, 2003 (all previous issuances during the fiscal year have been reported in the Form 10-QSB's):

     (a) On October 7, 2003, the Registrant sold 3,000,000 shares of common stock to two accredited investors for cash of $30,000 ($0.01 per share).

     (b) On October 21, 2003, the Registrant sold 700,000 shares of common stock to one accredited investor for cash of $8,750 ($0.0125 per share).

     (c) On November 20, 2003, the Registrant sold 3,000,000 shares of common stock to two accredited investors for cash of $30,000 ($0.01 per share).

     (d) On December 19, 2003, the Registrant sold 2,857,144 shares of common stock to one accredited investors for cash of $30,000
($0.0175 per share)

     (e) On December 29, 2003 the Registrant sold 3,333,333 of common stock to one accredited investor for cash of $50,000 ($0.015 per share)

     No commissions were paid in connection with any of these sales. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Act"). Each of the transactions did not involve a public offering and each of the investors represented that he was a "sophisticated" or "accredited" investor as defined in Rule 502 of Regulation D.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of financial condition and results of operations of the Registrant is based upon, and should be read in conjunction with, its audited consolidated financial statements and related notes included elsewhere in this Form 10-KSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

     The Registrant's core business is the sale of artificial turf throughout the United States. The Registrant conducted its business of turf sales and installation through the wholly owned subsidiary International Surfacing of Colorado. The sales and installation for the year were concentrated in the State of Colorado. The Registrant is a reseller of manufactured turf providing warehousing and distributing turf to end users and is concentrating its efforts on the sale of artificial and related products turf instead of the installation of artificial turf.

     The Registrant's products and services continue to expand as a wider acceptance of artificial turf becomes the landscape of choice especially in drought areas of the country. These products and services are used principally by landscape contractors. The product is used as artificial home lawns, childcare playground surfacing, soccer and football fields, municipalities and numerous other areas where high traffic makes it difficult to keep grass. The company believes that the artificial turf business will see a dramatic increase due the ongoing advancements in the technology of artificial turf. Additionally, the current drought much of the United States is experiencing and the related increase in watering restrictions as water supplies continue to be under more strain favour the artificial turf alternative.

     The Registrant rescinded the acquisition of its subsidiary, International Surfacing of Colorado, Inc and it has been accounted for as "Discontinued Operations" (see the footnotes accompanying the audited financials statements). The discussion excludes the activity of the Registrant's wholly owned subsidiary as these activities were discontinued as of December 31, 2003.

Results of Operations.

(a)  Revenues.

     For the years ended December 31, 2003 and 2002, the Registrant reported total operating revenues of zero. The Registrant elected to treat the web based sales of $4,312 and $38,746, respectively for the years ending December 31, 2003 and 2002 as other income. The discontinued entity had sales of $339,527 for the year ending 2003.

(b)  Selling, General and Administrative Expenses.

     The Registrant incurred total selling, general and administrative expenses ("SG&A") of $536,978 for the year ended December 31, 2003 as compared to $979,707 for the fiscal year ended December 31, 2002.
This represents a decrease of approximately 45% in SG&A expenses. Included in the SG&A is stock for services of $ 356,805. The variance between the fiscal years is the result of the shift in business operations from web-based services to turf installation services.

(c)  Depreciation and Amortization.

     Depreciation and amortization for the year ended December 31, 2003 was $38,868 for the Registrant compared to zero for the year
2002. The variance between the fiscal years is the result of the acquisition in early 2003 of depreciable assets.

(d)  Interest Expense.

     The Registrant incurred interest charges of $62,262 for the fiscal year ended December 31, 2003, compared with such charges of $89,522 in the year ended December 31, 2002, representing a decrease of approximately 30%. The variance between the fiscal years decrease is the result of the restructuring attributed primarily to the reduced accrual of interest bearing indebtedness in 2003 with the reduction of debt held by a former officer and director of the company.

(e)  Settlement Loss and Impairment Write Down.

     In connection with the rescinded acquisition of the wholly owned subsidiary, a settlement loss of approximately $106,000 was incurred: Primarily from the allowance for the uncollectibility of the intercompany receivable of $321,000 less an offset of return of stock of $100,000 and cancellation of a liability due a former officer and management employee of $115,000. In addition to the $106,000 loss, an impairment loss of $ 111,000 was recorded. The $111,000 was the unamortized balance of the $ 150,000 paid for the subsidiary.

(f)  Net Operating Loss Carryforward.

     For the fiscal year ending December 31, 2003, the Registrant had net operating loss carryforward of approximately $9,101,000 as compared with approximately $8,500,000 for the previous fiscal year. Approximately $1,000,000 of this net operating loss was carried forward from the business of Marrco and is limited under Internal Revenue Code Section 381. This limits the use of this portion of the Registrant's net operating loss carryforward to approximately $70,000 per year. The Registrant has not recognized any of this tax benefit as an asset due to uncertainty of future income and possible change in control of the company. The increase in net operating loss carryforward is the result of the parent company's operating loss experienced in 2003.

(g)  Net Loss.

     The Registrant recorded a net loss from continued operations of $850,777 for the fiscal year ended December 31, 2003, as compared to a net loss of $1,511,040 for the fiscal year ended December 31, 2002, or approximately 44% less for the year ending December 31, 2003. The decrease was due primarily to lower write downs of select assets and write offs due to the disposition of a business segment.

Discontinued Operations.

     The Registrant recorded a loss due to discontinued operations of $308,570. The discontinued operations policy was based on the disposal of the subsidiary, International Surfacing of Colorado, to shift the Registrant's core business from installation of turf and support products to the sale and distribution of artificial turf to distributors, dealers and end users.

Extraordinary Item.

     The extraordinary item of $250,148 resulted from the restructuring of the debt of a former officer. The transaction included the issuance of 9,750,000 common shares of the Company valued at $39,000

Factors That May Affect Operating Results.

     The operating results of the Registrant can vary significantly depending upon a number of factors, many of which are outside the company's control. General factors that may affect the Registrant's operating results include:

     - market acceptance of and changes in demand for products and services;

     - a small number of customers account for, and may in future periods account for, substantial portions of the Registrant's revenue, and revenue could decline because of delays of customer orders or the failure to retain customers;

     - gain or loss of clients or strategic relationships;

     - announcement or introduction of new services and products by the Registrant or by its competitors;

     - price competition;

     - the ability to upgrade and develop systems and infrastructure to accommodate growth;

     - the ability to introduce and market products and services in accordance with market demand;

     - changes in governmental regulation; and

     - reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

     The Registrant believes that its planned growth and profitability will depend in large part on the ability to promote its services, gain clients and expand its relationship with current clients. Accordingly, the Registrant intends to invest in marketing, strategic partnerships, and development of its client base. If the Registrant is not successful in promoting its services and expanding its client base, this may have a material adverse effect on its financial condition and the ability to continue to operate the business.

     The Registrant is also subject to the following specific factors that may affect the company's operating results:

(a)  Competition.

     The market for artificial turf is competitive and the company expects competition to continue to increase. In addition, the companies with whom the Registrant has relationships could develop products or services, which compete with the Registrant's products or services. In addition some competitors in the Registrant's market have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the company does. The Registrant also expects to face additional competition as other established and emerging companies enter the market for artificial turf. To be competitive, the Registrant believes that it must, among other things, invest resources in developing new products, improve its current products and maintain customer satisfaction. Such investment will increase the Registrant's expenses and affect its profitability. In addition, if it fails to make this investment, the Registrant may not be able to compete successfully with its competitors, which could have a material adverse effect on its revenue and future profitability

(b)  Technological and Market Changes.

     The markets in which the Registrant competes are characterized by new product introductions, evolving industry standards, and changing needs of customers. There can be no assurance that the Registrant's existing products will continue to be properly positioned in the market or that the company will be able to introduce new or enhanced products into the market on a timely basis, or at all. Currently, the Registrant is focusing on upgrading and introducing new products. There can be no assurance that enhancements to existing products or new products will receive customer acceptance.

     There is the risk to the Registrant that there may be delays in initial shipments of new products. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors' responses to the introductions and the desire by customers to evaluate new products for longer periods of time.

(c)  Key Personnel.

     The Registrant's success is largely dependent on the personal efforts and abilities of its senior management. The loss of certain members of the Registrant's senior management, including the company's chief executive officer, chief financial officer and chief technical officer, could have a material adverse effect on the company's business and prospects.

     The Registrant intends to recruit in fiscal year 2004 employees who are skilled in its industry. The failure to recruit these key personnel could have a material adverse effect on the Registrant's business. As a result, the Registrant may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurances that the Registrant will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

Liquidity and Capital Resources.

    The Registrant had a working capital deficit of $815,871 as of December 31, 2003, which is a decrease of $95,411, or approximately 10%, from the previous year's figure of $911,282. The Registrant has continued to raise capital through isolated transactions.

     The Registrant's continued operations, as well as the implementation of its business plan, will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise approximately $350,000 over the next twelve months for such purposes. However, adequate funds may not be available when needed or may not be available on favourable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash. The Registrant's independent accountants audit report includes a substantial doubt paragraph regarding the Registrant's ability to continue as a going concern.

     If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, insufficient funding may have a material adverse effect on the Registrant's financial condition, which could require the company to:

     - curtail operations significantly;

     - sell significant assets;

     - seek arrangements with strategic partners or other parties that may require the Registrant to relinquish significant rights to products, technologies or markets; or

    - explore other strategic alternatives including a merger or sale of the Registrant.

In addition, if additional shares were issued to obtain financing, or compensate service providers, existing stockholders may suffer a dilutive effect on their percentage of stock ownership.

Financing Activities.

     During the fiscal year ended December 31, 2003, the Registrant sold a total of 20,715,477 shares of common stock in Regulation D offerings to individuals for a total consideration of $286,250
(average of $0.0146 per share).

     The Registrant requires capital to fund its business, particularly to finance capital expenditures. As a result, the Registrant could be required to raise substantial additional capital at any time. To the extent that the company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Registrant's operations. If it is unable to obtain such additional capital, the Registrant may be required to reduce the scope of its planned product development and marketing efforts, which would materially adversely affect its business, financial condition and operating results.

Certain Indebtedness.

     In December of 1999, the Registrant entered into a Note Agreement with Newport Federal Financial ("Newport"). Newport loaned the Registrant $250,000 under the Note Agreement at a rate of 12%. This note was due and payable on January 3, 2002; on that date, the rate of interest increased to 24%. The Registrant failed to make the payment, however Newport agreed to forgo collection on this note until July of 2001. The note continues to be in default and no new agreement is in place. The Registrant believes that the interest rate may be usurious and is negotiating to compromise the note with Newport. No agreement has been finalized. There has been no discussion with Newport and the Registrant concerning this debt for over two years.

     In February 2001, the Registrant entered into certain note agreement with Jon R. Marple and Jon Marple former affiliates of the Registrant. Total indebtedness including principal and interest as of December 31, 2002 to both parties was 292,000. As of March 31, 2003 the Registrant entered into an agreement with both parties to forgive the total indebtedness plus past due balances on the consulting agreement for the issuance of 3,500,000 shares of the Registrant's stock plus a 36 month note for $39,750 and two convertible notes totalling $50,000, convertible into 6,000,000 shares of the Registrant. The effect of this transaction was a reduction in debt of the company totalling approximately $310,000.

Inflation.

     The Registrant's management does not believe that inflation has had or is likely to have any significant impact on the Registrant's operations.

Other.

     The Registrant does not provide post-retirement or post-employment benefits requiring charges under Statements of Financial Accounting Standards No. 106 and No. 112.

Critical Accounting Policies.

     The Securities and Exchange Commission ("SEC") has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; and (b) non-cash compensation valuation. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the company reports in its financial statements.

(a)  Use of Estimates in the Preparation of Financial Statements.

     The preparation of these financial statements requires the Registrant to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Registrant evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Registrant bases its estimates on historical experience and on various other assumptions that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(b)  Stock-Based Compensation Arrangements.

     The Registrant intends to issue shares of common stock to various individuals and entities for management, legal, consulting and marketing services. These issuances will be valued at the fair market value of the service provided and the number of shares issued is determined, based upon the open market closing price of common stock as of the date of each respective transaction. These transactions will be reflected as a component of selling, general and administrative expenses in the accompanying statement of operations.

Forward Looking Statements.

     The foregoing management's discussion and analysis of financial condition and results of operations contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant's estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, the features and benefits of its products, its growth strategy, the need for additional sales and support staff, its operating losses and negative cash flow, its critical accounting policies, its profitability and factors contributing to its future growth and profitability. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, as well as risks related to the Registrant's ability to develop new technology and introduce new products, and its ability to find additional financing. These forward-looking statements speak only as of the date hereof. The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7.  FINANCIAL STATEMENTS.

     Consolidated financial statements as of and for the year ended December 31, 2003, and for the year ended December 31, 2002 are presented in a separate section of this report following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     (a) Effective on August 19, 2002, the independent accounting firm that was previously engaged as the principal accountant to audit the Registrant's financial statements, Smith & Company, was dismissed. This dismissal was approved by the Board of Directors. This firm audited the Registrant's financial statements for the fiscal years ended December 31, 2000 and December 31, 2001. This firm's report on these financial statements was modified as to uncertainty that the Registrant will continue as a going concern; other than this, the accountant's report on the financial statements for those periods neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

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

     (b) Effective on August 19, 2002, the firm of George Brenner, C.P.A was engaged to serve as the new principal accountant to audit the Registrant's financial statements. The decision to retain this firm was approved by the Board of Directors. During the Registrant's two most recent fiscal years, and the subsequent interim period prior to engaging that accountant, neither the Registrant nor anyone on its behalf consulted the newly engaged accountant regarding any matter.

ITEM 8A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     Within the 90 days prior to the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's president. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

Changes in Disclosure Controls and Procedures.

     There were no significant changes in the Registrant's disclosure controls and procedures, or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers.

     The names, ages, and respective positions of the directors, executive officers, and key employees of the Registrant are set forth below; there are no other promoters or control persons of the Registrant. The directors named below will serve until the next annual meeting of the Registrant's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers hold their positions at the will of the board of directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs. The directors and executive officers of the Registrant are not a party to any material pending legal proceedings and, to the best of their knowledge, no such action by or against them has been threatened.

     Gary Borglund and Richard Overdorff were appointed to the board of directors on February 6, 2001. On July 15, 2002, Gregory Johnson resigned as the president and CEO of the Registrant; at that time, Mr. Borglund was appointed president and continued in his role of chairman of the board. Mark Crist was appointed to the board of directors on May 15, 2002. On September 30, 2002, Lowell Holden resigned from the board of directors and as CFO of the Registrant. Richard Dunning joined the board of directors on March 31, 2003 and resigned on January 23, 2004.

(a)  Gary Borglund, President/Secretary/Director.

     Mr. Borglund, age 56, has over ten years of professional experience in new ventures as a principal and executive, as well as ten years as a consultant. Since 1998, Mr. Borglund has worked exclusively with early stage development, high tech and Internet companies. Mr. Borglund serves on several boards of directors for public and private companies and remains in these capacities with regard to the companies to date. Mr. Borglund was Vice President of Marketing for Greenhaven Marketing from 1991 to 1996 and a Director of Red Oak Management from 1996 to 2000. Since joining the Registrant, he has dealt with issues regarding funding and the restructuring of debt. Mr. Borglund attended the University of Minnesota.

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

(c)  Mark Crist, Director

     Mr. Crist, age 45, Director, has a widely varied background in business development. In 1979, he founded Manufacturer's Revenue Service, a commercial collection agency located in Tustin, California. In 1984 he negotiated the sale of that business to a division of Dun & Bradstreet and thereafter left to become a partner in the marketing services firm of Jay Abraham & Associates. In 1985, he founded the Computer Trivia Fan User Group (CTFUG) as a public benefit, non-profit organization to promote the playing of online trivia contests. Since 1996, Mr. Crist has held the position of President and CEO of GamesGalore.com, Incorporated. That company supplies Trivia contest content to users of America Online, and since its founding has asked in excess of 300,000 trivia questions of in excess of 1.5 million AOL users. The company's live, chat room-format games have proven to be one of the most popular features of the AOL service with many of its members. Mr. Crist is an alumnus of California State University at Northridge. Mr. Crist has held the position of President and Chairman of Diamond Hitts Production, Inc., since June 2001.

Compliance with Section 16(a) of the Exchange Act.

     Section 16(a) of the Exchange Act requires the Registrant's directors, certain officers and persons holding 10% or more of the Registrant's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Registrant's common stock with the SEC. Such persons are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2003 with respect to fiscal 2003, and certain written representations from executive officers and directors, the Registrant is unaware that any required reports were not timely filed.

Code of Ethics.

     The Registrant has not adopted a code of ethics that applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Registrant has not adopted such a code of ethics because all of management's efforts have been directed to building the business of the company; a later time, such a code of ethics may be adopted by the board of directors.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth certain information relating to the compensation paid by the Registrant during the last three fiscal years to the Registrant's president. No other executive officer of the Registrant received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2003 and the two prior fiscal years.

                       Summary Compensation Table.


                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                  Other           Restricted   Securities
principal                                 annual            stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)
  (a)           (b)       (c)     (d)       (e)             (f)           (g)           (h)       (i)
Gary Borglund,  2003    $ 9,800    -       -               -           -               -         -
President (1)   2002    $24,800    -       -               -           -               -         -
                2001       -       -       -               -           -               -         -

Gregory T.      2003       -       -       -               -           -               -         -
Johnson,        2002    $60,000(2) -       -               -           -               -         -
President       2001    $25,000    -       -               -           -               -         -

Jon R. Marple,  2003       -       -       -               -           -               -         -
President       2002       -       -       -               -           -               -         -
2003            2-1     $12,784(3) -       -               -           -               -         -


(1)  Mr. Borglund was appointed to the position of president on July
15, 2002.

(2) Of the salary earned by Mr. Johnson $48,000 was accrued and not paid as of December 31, 2002. Mr. Johnson resigned as president on July 15, 2002.

(3)  Mr. Marple resigned as president on February 16, 2001.

     Directors of the Registrant who are also employees do not receive cash compensation for their services as directors or members of the committees of the board of directors. All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the board of directors or management committees.

Employment Agreements.

     The Registrant entered into a written employment agreement with its president, Gary Borglund, for the 2003 fiscal year. See discussion under "Certain Relationships and Related Transactions". Other Compensation.

     (a) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2003 provided for or contributed to by the Registrant.

     (b) Other than as follows, no remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director: On November 20, 2002, the Registrant adopted an Amended and Restated Employee Stock Incentive Plan; no options have yet been granted under this plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership.

     The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of March 29, 2004 (195,458,038) (issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Registrant as a group:

Title of Class   Name and Address               Amount and Nature   Percent of
                 of Beneficial Owner              of Beneficial        Class
                       (1)                           Owner (2)

Common Stock     Gary Borglund                      3,750,000           1.92%
                 2535 Pilot Knob Road, Suite 118,
                 Mendota Heights, MN 55120

Common Stock     Mark Crist                           500,000           0.26%
                 2535 Pilot Knob Road, Suite 118,
                 Mendota Heights, MN 55120

Common Stock     Richard Overdorff,                   300,000 (3)       0.15%
                 2535 Pilot Knob Road, Suite 118,
                 Mendota Heights, MN 55120

Common Stock     Shares of all directors and        4,550,000           2.33%
                 executive officers as a
                 group (3 persons)

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

Securities Authorized for Issuance under Equity Compensation Plans.

     The Registrant has adopted two equity compensation plans (neither of which have been approved by the company's shareholders):

(a)  Employee Stock Incentive Plan.

     On November 20, 2003, the Registrant adopted an Amended and Restated Employee Stock Incentive Plan. This plan is intended to allow designated officers and employees of the Registrant to certain options to purchase company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees. A total of 20,000,000 shares of common stock have been registered under this plan under a Form S-8 POS filed with the SEC on January 9, 2003, exercisable at whatever price is established by the board of directors, in its sole discretion, on the date of the grant. To date no options have been granted under this plan.

(b)  Non-Employee Directors and Consultants Retainer Stock Plan.

     On November 20, 2002, the Registrant adopted an Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 2). The purposes of the plan are to enable the Registrant to promote the interests of the company by attracting and retaining non-employee directors and consultants capable of furthering the business of the company and by aligning their economic interests more closely with those of the company's shareholders, by paying their retainer or fees in the form of shares of common stock. A total of 60,000,000 shares of common stock have been registered under this plan under a Form S-8 POS filed with the SEC on January 9, 2003. As of December 31, 2003, there were 3,000,000 shares remaining to be issued under this plan.

                   Equity Compensation Plan Information


                                                                                     Number of Securities
                                                                                         Remaining
                                      Number of Securities                           available for future
                                            To be              Weighted-Average        issuance under
                                         Issued upon           exercise price of            equity
                                         Exercise of            outstanding         compensation plans
                                         Outstanding           options, warrants     (excluding securities
                                        Options, warrants         and rights         reflected in column
Plan category                             and rights                                       (a)
                                            (a)                      (b)                   (C)
Equity
compensation plans
approved by security holders              0                        0                        0

Equity compensation
plans not approved by
security holders                          0                        0                  Stock Incentive
                                                                                      Plan: 20,000,000
                                                                                           shares;
                                                                                      Director's and
                                                                                      Consultant's Plan:
                                                                                      3,000,000 shares

Total                                     0                        0                  Stock Incentive
                                                                                      Plan: 20,000,000
                                                                                      shares;Director's
                                                                                      and Consultant's
                                                                                      Plan: 3,000,000
                                                                                      Shares


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Other than as set forth below, during the last two fiscal years there have not been any relationships, transactions, or proposed transactions to which the Registrant was or is to be a party, in which any of the directors, officers, or 5% or greater shareholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

     (a)  On January 7, 2003 the Registrant entered into an
Agreement of Sale of Shares with International Surfacing of Colorado, a Colorado corporation, a company controlled by Mr. Dunning and Mr. MacElhinney. Under this agreement, the Registrant acquired 100% of the assets and assumed the liabilities in a wholly owned subsidiary of the Registrant, International Surfacing of Colorado, a Nevada corporation. The purchase price for these shares was 15,000,000 shares of restricted common stock of the Registrant.

     In addition, on this date and in connection with the acquisition, Messrs. Dunning and McElhinney each entered into an employment agreement, respectively, with the Registrant. Under these agreements, the following is to be paid:

     (1) Mr. Dunning: the sum of $100,000 per year. On January 1, 2004 this agreement was terminated with sale of the company to the principals for the payment of $ 3,000 cash to Mr. Dunning and the redemption of 5,000,000 shares of the Registrants common stock and the resignation of Mr. Dunning as a member of the board of directors of the Registrant.

     (2) Mr. McElhinney: the sum of $100,000. On January 1, 2004 this agreement was terminated with the sale of the company to the principals for the payment of $ 3,000 cash to Mr. McElhinney and the return of 5,000,000 share of the Registrant's commons stock held by Mr. McElhinney.

     (b)  On January 22, 2004 (effective date of December 31,
2003), the Registrant entered into an agreement with the former International Surfacing of Colorado, Inc, a Colorado corporation ("ISOC") shareholder to divest of the shares of ISOC in exchange for the cancellation of 10,000,000 of the Registrant's shares held by the former ISOC shareholders (see Exhibit 10.4 to this Form 10-KSB). As terms of the agreement, the former ISOC shareholders received all the outstanding shares of International Surfacing of Colorado, a Nevada corporation, for the redemption and cancellation of 10,000,000 of the Registrant's shares he held directly or indirectly and the payment of $6,000. In addition the consulting agreements with the Registrant held by Mr. Dunning and Mr. McElhinney were cancelled as were the outstanding liabilities against their contract.

     (c) On January 15, 2003, the Registrant entered into an employment agreement with Gary Borglund, its president (see Exhibit
10.2 to this Form 10-KSB). Under the terms of this one-year contract, Mr. Borglund was paid the following: 7,500,000 shares of common stock of the Registrant valued at a price of $0.02 per share (value changed to $0.005 by an Amendment to Employment Agreement, dated January 15,
2003; see Exhibit 10.3 to this Form 10-KSB). The Registrant issued the 7,500,000 shares, pursuant to the Registrant's Form S-8 on file with the Securities and Exchange Commission. Mr. Borglund will keep the stock certificates in his possession, and be authorized by the Registrant to sell one certificate in the amount of 1,875,000 per quarter. At the end of the year, the Registrant will issue to Employee common restricted (144) stock equal to one third percent
(33.3%) the gross amount of sale of stock.  This will compensate
Employee for any tax liability, which arises from the sale of stock.
If Employee receives such a cash payment the Employee agrees to return one of the certificates in his possession for each such cash payment received.

     (d) During the year 2003, Mr. Borglund commenced a month-to-month sublease of office space for $300 per month on behalf of the Registrant. This agreement was terminated on February 29, 2004 when the company commenced occupying space leased by Avery Sports Turf, Inc. On March 1, 2003, the Registrant occupied office space located in Mendota Heights, Minnesota that is under lease to that affiliated company. The Registrant pays 50% of the total monthly rent of $1,253.

     (e) The Registrant obtains its artificial turf products exclusively from Avery Sports Turf, Inc., of Rome, Georgia, which manufactures the products according to technologies and processes unique to that manufacturer. Avery Sports Turf, Inc. and the Registrant have the same president.

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

     Certain of the officers and directors of the Registrant are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Registrant and its officers and directors. The Registrant will attempt to resolve such conflicts of interest in favor of the Registrant. The officers and directors of the Registrant are accountable to it and its shareholders as fiduciaries, which require that such officers and directors exercise good faith and integrity in handling the Registrant's affairs. A shareholder may be able to institute legal action on behalf of the Registrant or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in case the resolution of conflicts is in any manner prejudicial to the Registrant.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

Reports on Form 8-K.

     The following report on Form 8-K was filed during the last quarter of the fiscal year covered by this Form 10-KSB:

     An amended Form 8-K was filed on December 9, 2003 to report the audited financial statements, and related pro forma financial statements, in connection with the acquisition of International Surfacing of Colorado by the Registrant in January 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by George Brenner, CPA for the audit of the Registrant's annual financial statements, and review of financial statements included in the company's Form 10-QSB's: 2003:
$6,148; and 2002: $46,748.

Audit-Related Fees.

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by Mr. Brenner that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not reported under Audit Fees above: $0.

Tax Fees.

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by Mr. Brenner for tax compliance, tax advice, and tax planning: $0.

All Other Fees.

     The aggregate fees billed in each of the last two fiscal years for products and services provided by Mr. Brenner, other than the services reported above: $0.

Audit Committee.

     The Registrant's audit committee consists of Gary Borglund. The Registrant's board of directors has determined that the company does not have an audit committee financial expert serving on its audit committee.

     The Registrant's does not have any pre-approval policies and procedures. The audit committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the scope and results of the audit engagement, approves all professional services provided by the independent accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees, and reviews the adequacy of the Registrant's internal accounting controls.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Synthetic Turf Corporation of America



Dated: March 31, 2004                  By: /s/  Gary Borglund
                                       Gary Borglund, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                    Title                               Date

/s/ Gary Borglund            President/Secretary/Treasurer     March 31, 2004
Gary Borglund                /Chief Financial Officer
                             (principal financial and
                             accounting officer)/Chairman
                             of the Board

/s/ Richard Overdorff        Director                          March 31, 2004
Richard Overdorff



                                 George Brenner, CPA
                             A Professional Corporation
                          10680 W. PICO BOULEVARD, SUITE 260
                            LOS ANGELES, CALIFORNIA 90064
                           310/202-6445 - Fax 310/202-6494

                              INDEPENDENT AUDITOR'S REPORT

Board of Directors
Synthetic Turf Corporation of America
Minneapolis, MN

I have audited the accompanying consolidated balance sheet of Synthetic Turf Corporation of America, a Nevada corporation, as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders' (deficit) and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synthetic Turf Corporation of America as of December 31, 2003 and the results of operations, changes in stockholders' (deficit), and cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United State of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has cash flow constraints, an accumulated deficit, and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  George Brenner, CPA
George Brenner, CPA
Los Angeles, California
March 4, 2004


                        SYNTHETIC TURF CORPORATION OF AMERICA
                             CONSOLIDATED BALANCE SHEET
                                 DECEMBER 31, 2003

                                      ASSETS

Current Assets
  Cash in bank                                                   $      23,952
  Inventory                                                              7,550
  Vendor deposit - affiliate                                            67,050
  Other receivable                                                      10,000
   Total Current Assets                                                108,552

Non Current Assets
Employment contracts, net                                               66,667
Property, plant & equipment, net                                        22,141
Goodwill                                                                22,324
                                                                       111,132
Allowance for asset impairment                                        (111,132)
   Total Non Current Assets                                                  -

Net Assets - Discontinued Operations                                    12,402

Total Assets                                                      $    120,954

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Current portion of long-term debt                                     16,500
  Note payable, including accrued interest of $213,666                 463,666
Accounts payable and accrued expenses                                  259,746
  Convertible subordinate debenture                                     78,662
Allowance for settlement loss                                          105,849
   Total Current Liabilities                                           924,423

Long-Term Debt
  Notes payable, net of current portion ($16,500)                       95,000

Stockholders' Deficit
  Common stock, $0.001 par value;
  Authorized 250,000,000 shares;
  Issued and outstanding 191,858,038 shares                            191,858
  Additional paid-in capital                                         8,457,273
  Accumulated deficit                                               (9,547,600)
   Total Stockholders' Deficit                                        (898,469)
Total Liabilities and Stockholders' Deficit                            120,954

See accompanying notes to consolidated financial statements


                          SYNTHETIC TURF CORPORATION OF AMERICA
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Years Ended December 31,
                                                          2003        2002

Sales                                                   $        -   $       -
Cost of sales                                                    -           -
Gross Profit (Loss)                                              -           -

Loss on sale of subsidiary                                       -     180,527
Selling, general and administrative expenses               536,978     979,707
Depreciation and amortization                               38,868           -
Interest expense                                            62,262      89,552
Settlement loss                                            105,849           -
Impairment write-down                                      111,132     300,000
Other (income)                                              (4,312)    (38,746)
                                                           850,777  (1,511,040)

Net (loss) from continuing operations before
  income taxes                                            (850,777) (1,511,040)
Income tax expense (benefit)                                     -           -

  Net (loss) from continuing operations                   (850,777) (1,511,040)

(Loss) from discontinued operations                       (308,570)          -
Extraordinary item
  Gain on extinguishment of debt                           250,148           -
  Net (Loss)                                              (909,199) (1,511,040)

Basic and Diluted Loss per Common Share
  (Loss) from continuing operations                         (0.005)     (0.017)
  (Loss) from discontinued operations                       (0.002)          -
  Income from extraordinary items                            0.002           -
  Net (Loss) per Share                                      (0.005)     (0.017)

Weighted average number of common shares
  used to compute net income (loss) per share           164,846,137 89,691,964

See accompanying notes to consolidated financial statements


                     SYNTHETIC TURF CORPORATION OF AMERICA
                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                                     (DEFICIT)


                                                                  Additional                 Total
                                         Common Stock             Paid-In                 Stockholders'
                                         Par Value $.001          Capital      (Deficit)    (Deficit)
                                      Shares        Amount
Balance at 12/31/01                   58,774,394    $   58,775    $ 7,088,336  $(7,127,361) $     19,750

Issuance of common stock:
   For cash at $0.02 per share        11,200,000        11,200        146,600             -      157,800
   For services at $0.01 to
      $0.02 per share                 33,990,867        33,991        440,576             -      474,567
   For accounts payable
      $0.01 to $0.02 per share         7,720,500         7,720         70,262             -       77,982
   Deposit related to business
      to be acquired at $0.01
      per share                       15,000,00         15,000        135,000             -      150,000
   Proceeds from sale of
      H.J. Ventures at $0.02
      per share                       (9,120,000)       (9,120)      (173,280)            -     (182,400)
   For note payable at $0.02
      per share                          750,000            750        14,250             -       15,000
   For note payable at $0.02
      per share                        1,850,800          1,851        35,165             -       37,016
Net Loss for year                       _________        ______      ________    (1,511,040) (1,511,040)

Balance at 12/31/02                  120,166,561        120,167     7,756,909    (8,638,401)   (761,325)

Issuance of common stock
   For cash at $0.01 to
      $0.0175 per share               24,415,477         24,415       301,835             -     326,250
   For services at $0.01 to
      $0.02 per share                 27,626,000         27,626       291,679             -     319,305
   For compensation to
      president at $0.02 per share     7,500,000          7,500        30,000             -     37,500
  For accounts payable
      $0.0125 per share                 800,000             800         9,200             -     10,000
   For note payable at $0.004
      per share                       9,750,000           9,750        29,250             -     39,000
   For note payable at $0.0250
      per share                       1,600,000           1,600        38,400             -     40,000
Net Loss for year                     __________       ________     _________      (909,199)  (909,199)

Balance at 12/31/03                 191,858,038       $ 191,858   $ 8,457,273   $(9,547,600) $(898,469)


See accompanying notes to consolidated financial statements


                           SYNTHETIC TURF CORPORATION OF AMERICA
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Years Ended December 31,
                                                          2003       2002

Operating Activities
Net (Loss)                                           $   (909,199) $(1,511,040)
   Less: net loss from discontinued operations            308,570            -
   Less:  extraordinary item                             (250,148)           -
Net (loss) from continuing operations                    (850,777)  (1,511,040)
Adjustments to reconcile net loss
  to net cash required by operating activities:
  Settlement loss                                         105,849            -
  Stock issued for expenses                               356,805      474,567
  Depreciation and amortization                            38,868            -
  Loss on sale of subsidiary including loan write off           -      180,527
  Less:  Increase in subsidiary's loan-cash portion             -      (73,284)
  Write off of impaired assets                            111,132      300,000
Changes in operating assets and liabilities
  Advance - affiliate                                           -      (15,000)
  Other receivable                                          5,000      (15,800)
  Bank overdraft                                           (3,871)       3,871
  Inventory                                                (7,550)           -
  Due from affiliates                                     (51,250)     151,000
  Note payable                                             60,000            -
  Accounts payable and accrued expenses                   152,968      335,320
   Total Adjustments                                      767,951    1,341,201
  Cash used by operating activities                       (82,826)    (169,839)

Investing Activities                                            -            -

Financing Activities
  Sale of common stock                                    326,250      157,800
  Convertible debentures, proceeds                         77,500            -
  Notes proceeds                                           24,000            -
  Cash provided by financing activities                   427,750      157,800
  Increase (Decrease) in cash from continuing operations  344,924      (12,039)

  Net change in discontinued operations                  (320,972)           -

Cash: Beginning of Year                                         -       12,039
  End of Year                                              23,952            -

Supplemental Disclosure of
  Cash Flow Information:
  Cash paid for interest                                        -            -
  Cash paid for income taxes                                    -            -

Non -Monetary Transactions:
  Sale of subsidiary - 9,120,000 shares returned
  at $0.02 per share                                            -      182,400

  Pay down of subsidiary's debt 1,600,000 shares
  at $0.0250                                               40,000            -
  Deposit of subsidiary acquired subsequent to
  December 31, 2002 15,000,000 shares at $0.01 per share        -      150,000
  Debt settlement - accounts payable
  Year ended December 31, 2003: 800,000 shares at
  $0.0125 per share; year ended December 31, 2002:
  7,720,000 shares at $0.01 to $0.02 per share             10,000       78,982
  Pay down on note payable 1,850,800 shares                     -       37,016
  Partial pay down on notes payable converted
  9,750,000 shares at $0.004                               39,000            -
  For note payable - 750,000 shares at $.02 per share           -       15,000
  Sale of subsidiary - 9,120,000 shares returned
  at $0.02 per share                                            -      182,400

See accompanying notes to consolidated financial statements


                     SYNTHETIC TURF CORPORATION OF AMERICA
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  HISTORY OF OPERATIONS

Business Activity.

Synthetic Turf Corporation of America (formerly JustWebit.com) ("Company") changed its name in 2002 to reflect its new business model. The Company's previous business model offered small to mid-sized businesses end-to-end solutions that addresses the challenges associated with implementing a successful e-commerce strategy. The Company's core business is the sale of artificial turf.

In January 2003, the Company acquired a subsidiary, International Surfacing of Colorado a reseller and installer of artificial turf in childcare, residential and athletic fields. The Company divested the subsidiary as of December 31, 2003 and has accounted for it as a discontinued operation. The Company is concentrating its efforts in reselling artificial turf direct and through distributors to the installers of the product for daycare centers, residential and commercial use and for athletic fields. See Note 5, "Discontinued Operations."

NOTE 2:  CONTINUED EXISTENCE

The Company has not generated any significant revenue from continuing operations during the years ended December 31, 2003 and 2002 and has funded its operation primarily through the issuance of equity. Accordingly, the Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company, as described above, is presently in the synthetic turf business and acquired and sold in 2003 a wholly owned subsidiary, "International Surfacing of Colorado, Inc." See Note 5, "Discontinued Operations." There can be no assurance that the Company will be successful in its new endeavor.

NOTE 3:  SIGNIFICANT ACCOUNTING POLICIES

Presentation.

The Company began disengaging from its affiliation with its wholly owned subsidiary as of December 31, 2003, consequently the accompanying consolidated financial statements record the net assets and loss of the wholly owned subsidiary as a single line on the balance sheet and statement of operations. Condensed financial data of the discontinued subsidiary are contained in Note 5, "Discontinued Operations."

A reclassification in the 2002 "Statements of Operations" showing a gross profit of $38,746 was effected to be consistent with the current year's presentation, under "Other Income". Such nominal income is not related to the Company's principal business of artificial turf.

Principles of Consolidation.

The consolidated financial statements include the Company and its wholly owned subsidiary "International Surfacing of Colorado." All intercompany transactions have been eliminated.

Revenue.

Revenue is recognized on the completed contract basis, i.e., when the product and services are provided.

Stock Based Compensation.

Shares of the Company's common stock are issued for consulting and marketing services under a "Non-Employee Directors and Consultant Retainer Stock Plan". These issuances are valued at the fair market value of the services provided and the number of shares issued is determined based upon what the price of the common stock is on the date of each respective transaction. In addition, the Company has a "Stock Incentive Plan"; to date, no options have been granted under this plan.

Inventory.

Inventory is valued at specific identification adjusted to the lower of cost or market.

Depreciation.

Depreciation - Fixed assets are depreciated by the straight line method over five years.

Amortization on employment contracts were amortized by the straight-line basis over three years.

Impaired Assets.

The Company paid $150,000 for its discontinued subsidiary and allocated the cost, $100,000 employment contracts, $26,676 write up of fixed assets and the remainder, $23,324 to goodwill. Because the subsidiary has been discontinued the net book value of the above assets will be written off. Accordingly an allowance for asset impairment has been established in the amount of $111,132 consisting of employment contacts of $66,667, depreciation of fixed assets write up of $21,141 and goodwill of $23,324.

Estimates.

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

Fair Value of Financial Instruments.

The carrying amounts for the Company's cash, accounts payable, accrued liabilities and current portion of long term debt approximate fair value due to the short-term maturity of these instruments. See Note 9 "Long Term Debt"

Income Taxes.

In February 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 required a change from the deferred method of accounting for income taxes of Accounting Principles Board ("APB") Opinion No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Effective January 1, 1993, the Company adopted SFAS No. 109. The application of SFAS No. 109 had an immaterial effect on the Company's financial statements for the periods prior to January 1, 1993 due to operating losses incurred by the Company in 1993 and prior years.

Earnings (Loss) Per Share.

In February 1997, the FASB issued SFAS No. 128, Earnings per Share. SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Upon adoption, all prior EPS data was restated.

Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

Since the fully diluted loss per share for 2003 and 2002 was antidilutive, basic and diluted losses per share are the same.
Accordingly, options to purchase common issuable upon conversion of a convertible debentures was not included in the calculation of diluted earnings per common share.

Extraordinary Item.

The restructuring of a former officer's debt resulted in a gain on extinguishment of debt of $250,148

NOTE 4:  NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, " was issued. This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments with characteristics of both liabilities and equity be classified as a liability. In November 2003, the FASB deferred application of certain provisions of SFAS No. through FASB Staff Position ("FSP") No. 150-3, which eliminates the disclosure requirements for certain mandatory redeemable instruments and prohibits early adoption of instruments within the scope of the deferrals established by FSP No. 150-3. As a result of FSP No. 150-3, the Company does not expect the adoption of this Statement will have a material impact on the Company's financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," and in December 2003, issued a revision to Interpretation No. 46. Interpretation No. 46 is an effort to expand upon and strengthen existing accounting guidance as to when a company should consolidate the financial results of another entity. Interpretation No. 46 requires "variable interest entities" as defined to be consolidated by a company if that company is subject to a majority of expected losses of the entity or is entitled to receive a majority of expected residual returns of the entity, or both. The company that is required to consolidate a variable interest entity is referred to as the entity's primary beneficiary. The interpretation also requires certain disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest.

The consolidation and disclosure requirements apply immediately to variable interest entities created after January 31, 2003. For all variable interest entities created prior to February 1, 2003, Interpretation No. 46 is effective for periods ending after March 15, 2004, except for entities that are considered Special Purpose Entities, to which the provisions apply as of December 31, 2003.

The Company is not the primary beneficiary of any variable interest entities created after February 1, 2003, nor does the Company expect the final adoption of this statement to have a material impact on its financial position or results of operations.

NOTE 5:  DISCONTINUTED OPERATIONS

On December 31, 2003, the Company's board of directors began negotiations to discontinue operations of its subsidiary International Surfacing of Colorado, Inc. The subsidiary was disposed of effective on that date by way of a settlement agreement with the two stockholders of the subsidiary, dated January 22, 2004. The settlement was comprised as follows:

  Intercompany receivable cancelled                                $320,972
  Accrued compensation liability to subsidiary's
   executives cancelled                                             115,123
  Value of 10,000,000 shares of common stock
   returned by subsidiary's executives                              100,000

                                                                    215,123
  Net loss to parent company                                      $105,849

The Company accrued a liability on December 31, 2003 "Allowance for Settlement Loss" for this amount.

The net assets, $12,402 and the loss from operations, $308,570, have been reported separately as discontinued in the accompanying consolidated financial statements.

The following is a summary of the net assets of International
Surfacing of Colorado, Inc. at December 31, 2003.

                                                           December 31, 2003

Non-current asset of discontinued operations
  Fixed assets                                               $   31,780
  Intangibles                                                    41,055
                                                                 72,835
Net current liabilities of discontinued operations
  Cash                                                               31
  Accounts receivable                                             4,960
  Accounts payable                                              (51,479)
                                                                (46,488)
Non-current liabilities of discontinued operations
  Contract payable                                              (13,945)

Net assets - discontinued operations                         $   12,402

     The condensed results of the operations of International
Surfacing of Colorado, Inc. for the year ended December 31, 2003 are as follows:

Sales                                                           339,527
Cost of sales                                                   292,527
Gross profit                                                     47,000
Operating expenses                                              355,570
(Loss) discontinued operations                                 (308,570)

NOTE 6:  NOTE PAYABLE

In December of 1999, the Company entered into a Note Agreement with Newport Federal Financial ("Newport"). Newport loaned the Company $250,000 under the Note Agreement at a rate of 12%. This note was secured by previous inactive web site hosting business, of which there are no assets, and is due and payable on January 3, 2001. The Company failed to make the payment in a timely fashion. The default interest rate under the note of 24% per annum is now in effect. As of December 31, 2003 the note payable and accrued interest totals $463,666.

NOTE 7:  INCOME TAXES

As discussed in Note 1, the Company adopted SFAS No. 109 effective January 1, 1993. One of the provisions of SFAS No. 109 enables companies to record deferred tax assets for the benefit to be derived from the utilization of net operating loss carryforwards and certain deductible temporary differences. At December 31, 2003 and 2002, the tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below by applying the United States federal income tax rate of 34% to loss before income taxes:

                                                 2003            2002

Net operating loss carryforwards                $3,094,000     $2,887,038

Less: valuation allowance                        3,094,000      2,887,038

                                                         -              -

Due to operating losses incurred by the Company, the Company established a related valuation allowance of $3,094,000 and $2,887,038 at December 31, 2003 and 2002, respectively.

As of December 31, 2003, the Company has net operating loss carryforwards of approximately $9,101,000 for federal income tax return purposes, which expire in 2006 through 2023. Additionally, the Company has a $180,527 capital loss carry forward. Benefit for these contingent assets is dependent upon the Company's ability to generate future earnings. Any material change in corporate ownership will greatly reduce the net operating loss carry forward. The future tax benefits for these tax assets are dependent upon the Company's ability to generate future earnings.

NOTE 8:  CONVERTIBLE DEBENTURE

The convertible debenture is $77,500 plus accrued interest of $1,162 was issued October 1, 2003 and is due October 1, 2004 at which time it can be converted in shares of common stock at.$0.0125 per share.

NOTE 9:  LONG TERM NOTES PAYABLE

The long-term notes payable of $111,500 consists of the following:

An unsecured note payable of $24,000 with an interest rate of 5 % per annum due and payable in the year 2006.

Three unsecured notes payable totaling $87,500 due to a former company officer consists of three separate notes in the principal
amounts of $37,500, $20,000 and $30,000 respectively   The first
note bears no interest and is due on the first of each month with monthly installments ranging from $750 to $1,500 per month The $20,000 and $30,000 notes both bearing 5% interest are payable in monthly installments of principal and interest not to exceed 2% of the Company's previous month's sales commencing April 15, 2004 . Should the notes be in arrears the holder has the right to revert to his pre-conversion status and the interest rate on notes two and three accelerates to 12%.

Long-term debt payable as follows excluding formulated payment for the $20,000 and $30,000 notes respectively:

     Year        Amount

     2004        $16,500
     2005        $16,500
     2006        $28,500
     2007        $     -
     2008        $     -
Thereafter       $     -

   Total         $61,500

NOTE 10:  RELATED PARTY TRANSACTIONS

As set forth in Note 9 above, "Notes Payable", an amount of $87,500 is due a former Company officer.

Vendor deposit - affiliate: $67,050 represents a prepaid deposit for a purchase order of products manufactured by a company that has a common president.
7,500,000 shares of common stock valued at $0.005 per share or $37,500 was issued to the Company's president under an employment contract.

The Company shares office space with an affiliate. See note 11
"Subsequent Events"

NOTE 11:  CONTINGENCIES

The Company has been advised that the parties with whom the Company negotiated a settlement and disposition of its former turf installation business (See Note 5, "Discontinued Operations") are dissatisfied with the results of the settlement transaction and are unwilling to return to the Company for cancellation the 10,000,000 restricted shares of the Company's common stock as required by the settlement agreement, notwithstanding the performance by the Company of the obligations imposed on the Company by the settlement agreement. The above-referenced parties want to amend the settlement they signed to include a provision where the Company would pay certain expenses that are accrued on the financial statements of the subsidiary per the settlement agreement. The Company does not intend to renegotiate the contract but vigorously seek to enforce the obligations of such parties under the settlement agreement. While management of the Company is not able at the present time to determine the outcome of this matter, based upon information currently available, such management presently believes that the probability is remote that its resolution will have a material adverse effect on the Company's financial position or results of operations. Accordingly, the Company does not believe, based on its assessment, that it is necessary to make any provisions in its financial statements for any possible adverse result.

NOTE 12:  SUBSEQUENT EVENTS

On January 22, 2004, a formal agreement was consummated by which the Company disposed of its wholly-owned subsidiary. See Note 5, "Discontinued Operations."

On March 1, 2003, the Company occupied office space located in Mendota Heights, Minnesota a suburb of Minneapolis, Minnesota that is under lease to an affiliate company. The Company pays 50% of the total monthly rent of $1,253.

On March 4, 2004 the Registrant entered into a letter of intent with BioMatrix, Inc, a Minnesota Corporation to exclusively sell certain coatings and cleaners that are used on artificial turf to clean and disinfecting their surfaces.

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

10.1    Employment Agreement between the Registrant and Richard
        Dunning, dated January 3, 2003 (incorporated by reference to
        Exhibit 10.1 of the Form 10-QSB filed on November 13, 2003).

10.2    Employment Agreement between the Registrant and Gary
        Borglund, dated January 15, 2003 (incorporated by reference to Exhibit 10.5 of the Form 10-KSB filed on April 15, 2003).

10.3 Amendment to Employment Agreement between the Registrant and Gary Borglund, dated January 15, 2003 (incorporated by reference to Exhibit 10.6 of the Form 10-KSB filed on April 15, 2003).

10.4    Separation Agreement between the Registrant, and Richard
        Dunning and Dennis McElhinney, dated January 22, 2004 (see below).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on April 15, 2003).

23      Consent of Independent Certified Public Accountant (see below).

31      Rule 13a-14(a)/15d-14(a) Certification of Gary Borglund (see below).

32      Section 1350 Certification of Gary Borglund (see below).