Form 10QSB
period 2004-03-31
SYNTHETIC TURF CORP OF AMERICA
filed 2004-05-13
CIK 793986

U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                       FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                             COMMISSION FILE NUMBER: 33-5902

                           SYNTHETIC TURF CORPORATION OF AMERICA
                  (Exact Name of Registrant as Specified in Its Charter)

               Nevada                                       22-2774460
   (State or Other Jurisdiction of Incorporation         (I.R.S. Employer
                or Organization)                         Identification No.)

  2535 Pilot Knob Road, Suite 118, Mendota Heights, Minnesota        55120
      (Address of Principal Executive Offices)                     (Zip Code)

                  Registrant's telephone number:  (651) 452-1606

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

     As of March 31, 2004, the Registrant had 193,043,752 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No X   .

                                   TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             PAGE

         ITEM 1.  FINANCIAL STATEMENTS

                  BALANCE SHEET AS OF MARCH 31, 2004                          3

                  STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED
                  MARCH 31, 2004 AND MARCH 31, 2003                           4

                  STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED
                  MARCH 31, 2004 AND MARCH 31, 2003                           5

                  STATEMENT OF CHANGES IN STOCKHOLDERS'
                  DEFICIT FOR THE PERIOD OF DECEMBER 31, 2003
                  TO MARCH 31, 2004                                           6

                  NOTES TO FINANCIAL STATEMENTS                               7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS              10

         ITEM 3.  CONTROLS AND PROCEDURES                                    17

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                          17

         ITEM 2.  CHANGES IN SECURITIES                                      18

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            18

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        18

         ITEM 5.  OTHER INFORMATION                                          19

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           19

SIGNATURE                                                                    20

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       SYNTHETIC TURF CORPORATION OF AMERICA
                                  BALANCE SHEET
                                  MARCH 31, 2004
                                   (Unaudited)

                                      ASSETS

Current Assets
Cash in bank                                                       $        -
Accounts receivable                                                         -
Inventory                                                              26,699
Prepaid deposit                                                        45,728
Notes receivable                                                       21,531
Total Current Assets                                                   93,958

Other Assets
Notes receivable                                                            -
                                                                       93,958

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft                                                            295
Current portion of long-term debt                                      16,500
Note payable including accrued interest of $228,666                   478,666
Note payable short term                                                 3,500
Accounts payable and accrued expenses                                 157,397
Convertible subordinated debt                                          77,500
   Total Current Liabilities                                          733,858

Long Term Liabilities
Notes payable                                                          95,000

Total Liabilities                                                     828,858

Stockholders' Deficit
Common stock, $.001 par value;
authorized 250,000,000 shares;
issued and outstanding 193,043,751 shares                             193,043
Additional paid-in capital                                          8,455,587
Retained deficit)                                                  (9,383,530)

Total Stockholders' Deficit                                          (734,900)

                                                                       93,958

                  See accompanying notes to financial statements


                        SYNTHETIC TURF CORPORATION OF AMERICA
                             STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                       2004              2003

Sales                                                  $     1,074    $  5,132

Cost of sales                                                    0       2,036

Gross Profit                                                 1,074       3,096

Selling, General, and Administrative Expenses              129,915      81,600

Depreciation and Amortization                                    -           -

Interest Charges (Net of Interest Income)                   15,581      15,000
                                                           145,496      96,600

Net Loss Before Income Taxes                              (144,422)    (93,504)

Income Tax Expense (Benefit)                                     -           -

Net Loss From Continuing Operations                       (144,422)    (93,504)

Extraordinary Item
Gain on extinguishment of debt                                   -     250,148
Loss on disposition of assets                                    -           -

Net Income (Loss)                                         (144,422)    156,644

Basic and Diluted Loss Per Common Share
Loss from continuing operations                              (0.00)     (0.001)
Income from extraordinary items                               0.00       0.002

Net Loss                                                     (0.00)      (0.01)

Weighted Average Number of Common Shares
   Used to Compute Net Income (Loss) per
   Weighted Average Share                              195,422,716 137,852,005

                   See accompanying notes to financial statements


                         SYNTHETIC TURF CORPORATION OF AMERICA
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                       2004              2003

Cash Flows From Operating Activities
Net profit (loss)                                     $  (144,422)   $ 156,644
Adjustments to reconcile net profits (loss)
to net cash used in operating activities:
Stock issued for expenses                                  94,500       42,825
Depreciation and amortization                                   -        1,725
Changes in current accounts                                 2,469       19,694
Net Cash Used In
  Operating Activities                                    (47,453)     (52,123)

Cash Flow From Investing Activities                             -            -

Cash Flows From Financing Activities
Loans                                                      18,500       24,000
Loan - payments                                                 -            -
Loans - related parties                                         -            -
Sale of common stock                                        5,000       32,500
Net Cash Provided By
  Financing Activities                                     23,500       56,500

Increase (Decrease) In Cash and
  Cash Equivalents                                        (23,953)       4,377

Cash and Cash Equivalents at Beginning of Period           23,953       (3,871)

Cash and Cash Equivalents at End of Year                        -          506

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest                                                        -            -
Income taxes                                                    -            -

Noncash Investing and Financing Activities
   7,500,000 shares @ 0.005 for services                        -       37,500
 12,880,000 shares @ 0.010 for services                         -      128,800
   9,750,000 shares @ 0.004 for debt conversion                 -       39,000
   4,300,000 shares @ $0.015 for service                   64,500            -
   6,000,000 shares @ $0.005 for service                   30,000            -
                                                           94,500      205,300

                   See accompanying notes to financial statements


                        SYNTHETIC TURF CORPORATION OF AMERICA
                    STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                     (Unaudited)


                                         Common Stock          Additional
                                        Par Value $.001          Paid In                   Stockholders'
                                        Shares    Amount         Capital      Deficit        (Deficit)
Balance at 12/31/03                  191,858,038  $   191,858   $ 8,457,273  $(9,547,678)    $(898,548)

Issuance of common stock
   For cash at $0.005 to
      $0.007 per share                   885,714          885         4,114            -         5,000

   For services at $0.005 to
      $0.015 per share                10,300,000       10,300        84,200            -        94,500

Cancelled due to recision
       at $0.01 per share            (10,000,000)     (10,000)      (90,000)           -      (100,000)

Discontinued operations                                                          308,570       308,570

Net Loss for quarter                                                            (144,422)     (144,422)

Balance at 3/31/04                    193,043,752  $   193,043   $ 8,455,587  $(9,383,530)   $(734,900)


                     See accompanying notes to financial statements


                            SYNTHETIC TURF CORPORATION OF AMERICA
                               NOTES TO FINANCIAL STATEMENTS
                                          (Unaudited)

NOTE 1:  BASIS OF PRESENTATION

The Company.

Synthetic Turf Corporation of America, a Nevada corporation ("Company"), was incorporated in Nevada on July 24, 1984, as Diversified Ventures, Ltd. On March 27, 1987, the Company changed its name to M.V.I.D. International Corporation; on April 6, 1994, the name was changed to Micro-Lite Television. On October 25, 1996, the Company changed its name to Superior Wireless Communications, Inc.; on August 18, 1999, the name was changed to JustWebit.com, Inc. On November 6, 2002, the Company changed its name to Synthetic Turf Corporation of America. The Company's fiscal year ends on December 31. The accompanying financial statements only include the accounts of the Company, whereas the financial statements for the year ended December 31, 2003 were consolidated and included its wholly owned subsidiary International Surfacing of Colorado. The Company disposed of its interest in the subsidiary, effective as of January 3, 2004.

Interim Financial Statements.

The interim financial statements included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

NOTE 2:  CRITICAL ACCOUNTING POLICIES

Use of Estimates.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, revenue recognition and allowances, accrued liabilities, deferred revenue, loss contingencies and accounting for income taxes. Actual results could differ from these estimates.

Revenue Recognition.

Revenue is recognized on a completed contract basis, i.e., when the product or services are provided. Inventory is valued at specific identification adjusted to the lower of cost or market value.

Depreciation.

Fixed assets are depreciated by the straight-line method over five years. Employment contracts are amortized by the straight-line basis over three years.

Impaired Fair Value of Financial Instruments.

The carrying amounts for the Company's cash, accounts payable, accrued liabilities, due to stockholder and officers approximate fair value due to the short-term maturity of these instruments.

Income Taxes.

In February 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 required a change from the deferred method of accounting for income taxes of Accounting Principles Board Opinion No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Effective January 1, 1993, the Company adopted SFAS No. 109.

Earnings (Loss) per Share.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Effective January 1, 1998, the Company adopted SFAS No.
128. Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the fully diluted losses per share for the first quarter of fiscal years 2004 and 2003 were antidilutive, basic and diluted losses per share are the same. Accordingly, rights to purchase common issuable upon conversion of convertible debentures were not included in the calculation of diluted earnings per common share.

NOTE 3:  GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $144,442 for the quarter ended March 31, 2004. As of March 31, 2004, the Company reported an accumulated deficit of $9,383,530. The industry in which the Company operates is very dynamic and extremely competitive. The Company's ability to generate net income and positive cash flows is dependent on the ability to continue to increase sales while reducing operating costs, as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of March 31, 2004, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 4:  RELATED PARTIES

The Company's president is also the president of a public company with whom the Company has deposited $45,728 on a purchase order and shares office space.

NOTE 5:  CASH FLOWS

Following are the changes in the current accounts:

Increase in cash:

Accounts receivable                     $(11,532)
Inventory                                (19,149)
Prepaid deposit                           21,322
Accounts payable                          11,533
Bank overdraft                               295

  Total                                 $  2,469

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of financial condition and results of operations of the Registrant is based upon, and should be read in conjunction with, its unaudited financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

     The Registrant markets and sells a distinctive and recognized line of artificial turf products manufactured by Avery Sports Turf. Such products include natural landscape, safe play area and putting green materials and related accessory products. The Registrant's primary market area is the western portion of the United States, where shrinking water supplies are creating an increasing demand for artificial turf products in residential, daycare and commercial landscape applications. The Registrant's products are distributed primarily to wholesale customers and landscape installation contractors.

     The Registrant acquired a turf installation enterprise in January of 2003, and held it for twelve months, but the acquisition was not successful and it was discontinued at the end of 2003.

     The Registrant is implementing a plan to acquire and warehouse an inventory of turf products at strategic locations throughout its market territories, but it will need to raise significant additional financing or secure a working capital line of credit in order to successfully fund such expanded operations. If the Registrant is not able to complete a financing or secure a working capital line of credit in a timely manner, it will need to implement fundamental changes to its business and operations which will likely include substantially reducing, suspending, or terminating such a capacity expansion and substantially reducing its operating expenditures.

Results of Operations.

(a)  Revenues.

     The Registrant reported $1,073 in gross income for the three months ended March 31, 2004. This represents an approximate 79% decrease from the three months ended March 31, 2003, when the Registrant generated revenues of $5,132. The decrease in revenues was a result of the Registrant's discontinuing its web site business and start-up of its turf business.

(b)  Selling, General, and Administrative Expenses.

     The operating loss for the three months ended March 31, 2004, was Attributable mainly to selling, general, and administrative ("SG&A") expenses of which salaries and professional services made up the largest portion. Professional fees and outside services in the current quarter totaled $116,233, or approximately 80% of SG&A costs. Professional fees of $68,116 (approximately 71% of SG&A costs) were incurred in the three months ended March 31, 2003.

(c)  Depreciation and Amortization.

     Depreciation and amortization for the three months ended March 31, 2004, was zero and in the three months ended March 31, 2003, was $1,725. The difference is attributable to the Registrant's disposition of all depreciable assets during the 2003 fiscal year.

(d)  Interest Expense.

     The Registrant incurred interest charges (net of interest income) of $15,581 in the three months ended March 31, 2004, compared with such charges of $15,000 in the three months ended March 31, 2003.
Most of the interest expense in the quarter ended March 31, 2004 is in the accrual on the amounts owed to Newport Financial (as discussed below), and to former officers of the Registrant. The Registrant successfully restructured the notes with the former officers and the interest associated with these restructured notes will be less in the future.

(e)  Income Tax Benefit.

     At March 31, 2004, the Registrant had available net operating loss carryforwards of approximately $9 million that may provide future tax benefits expiring beginning in June of 2006; this compares with net operating loss carryforwards of approximately $7 million at March 31, 2003. Approximately $1,000,000 of this net operating loss was carried forward from the business of Marrco Communications, Inc. and is limited under Internal Revenue Code Section 381. This limits the use of this portion of the Registrant's net operating loss carryforward to approximately $70,000 per year. The Registrant has not recognized any of this tax benefit as an asset due to uncertainty of future income. The annual limitation could result in the expiration of the net operating loss before utilization.

(f)  Net Loss.

     The Registrant reported a net loss of ($144,422) for the three months ended March 31, 2004, compared to net income of $156,644 for the three months ended March 31, 2003. The difference is due to a $250,148 gain in the 2003 period from forgiveness of indebtedness, which exceeded the Registrant's operating loss and thereby created net income

Factors That May Affect Operating Results.

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

Liquidity and Capital Resources.

     The Registrant currently has total current assets of $26,404 and total current liabilities of $656,064, resulting in net working capital deficit of $ 629,660. Newport Federal note and accrued interest, which is in default, accounts for $478,666 of the current liabilities. The Registrant is currently in negotiations for additional capital to finance its future growth plans.

     During the three months ended March 31, 2004, the Registrant sold a total of 885,714 shares of common stock in Regulation D offerings to two individuals for a total consideration of $5,000 (average of $0.0056 per share).

     The Registrant continues to explore possible sources of financing fund operations and provide the company with the ability to liquidate, modify, extend or otherwise satisfy present or future indebtedness of the Registrant. While the Registrant's management believes it will be successful in arranging adequate lines of equity or debt financing to carry out its business plan, there is no assurance of that occurring.

     The Registrant's continued operations, as well as the implementation of its business plan, therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise up to $350,000 or more over the next twelve months for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. The Registrant's independent accountants' audit report included in the Form 10-KSB for the year ended December 31, 2003 includes a substantial doubt paragraph regarding the Registrant's ability to continue as a going concern.

     If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business, operating results and financial condition. In addition, insufficient funding may have a material adverse effect on the company's financial condition, which could require the company to:

     - curtail operations significantly;

     - sell significant assets;

     - seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or

     - explore other strategic alternatives including a merger or sale of the company.

     To the extent that the Registrant raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Registrant's operations. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant may seek to compensate providers of services by issuance of stock in lieu of cash, which will also result in dilution to existing shareholders.

Certain Indebtedness.

     (a) In December 1999, the Registrant entered into a note agreement with Newport Federal Financial ("Newport"). Newport loaned the Registrant $250,000 under this note agreement at a rate of 12%. This note was due and payable on January 3, 2002; on that date, the rate of interest increased to 24%. The Registrant failed to make the payment, however Newport agreed to forgo collection on this note until July 2002. The Registrant has not made any interest or principal payments to Newport and the note continues to be in default. However, the Registrant believes the statute of limitations for Newport's enforcement of the loan has expired, and that a waiver of the statute of limitations in the Newport loan documents is unenforceable. Also, the Registrant believes that the interest rate in the note may be usurious. There have been no discussions between Newport and the Registrant concerning this debt for over two years and Newport has not taken any action to enforce the loan.

     (b) In February 2001, the Registrant entered into certain note agreement with Jon R. Marple and Jon Marple former affiliates of the Registrant. Total indebtedness including principal and interest as of December 31, 2002 to both parties was 292,000. As of March 31, 2003 the Registrant entered into an agreement with both parties to forgive the total indebtedness plus past due balances on the consulting agreement for the issuance of 3,500,000 shares of the Registrant's stock plus a 36 month note for $39,750 and two convertible notes totalling $50,000, convertible into 6,000,000 shares of the Registrant. The effect of this transaction was a reduction in debt of the company totalling approximately $310,000.

Inflation.

     The Registrant's management does not believe that inflation has had or is likely to have any significant impact on the Registrant's operations.

Other.

     The Registrant does not provide post-retirement or post-employment benefits requiring charges under Statements of Financial Accounting Standards No. 106 and No. 112.

Critical Accounting Policies.

     The Securities and Exchange Commission ("SEC") has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) non-cash compensation valuation; and (c) revenue recognition. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the company reports in its financial statements.

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

(c)  Revenue Recognition.

     Revenue is recognized on a completed contract basis, i.e., when the product or services are provided. Inventory is valued at specific identification adjusted to the lower of cost or market value.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     Within the 90 days prior to the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's president. Based upon that evaluation, he concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

Changes in Disclosure Controls and Procedures.

     There were no significant changes in the Registrant's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures since their most recent evaluation.

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

     (b) On March 9, 2004, the Metropolitan Airport Commission in the City of Minneapolis, Minnesota as Plaintiff issued to the Registrant a summons and complaint to collect the sum of $15,936 for unpaid rent during the year 2002. The Registrant intends to respond to the complaint and will work to settle this matter on a reasonable basis.

ITEM 2.  CHANGES IN SECURITIES.

     The Registrant made the following sales of unregistered
(restricted) securities during the quarter ended on March 31, 2004:

     On March 24, 2004, the Registrant sold 885,714 shares of common stock to two individuals for consideration of $5,000 (average of $0.0056 per share).

     No commissions were paid in connection with these sales. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Act"). Each of the transactions did not involve a public offering and each of the investors represented that he was a "sophisticated" or "accredited" investor as defined in Rule 502 of Regulation D.

     On March 31, 2004 , the Registrant cancelled 10,000,000 shares of common stock in connection with its disposition of a former subsidiary, International Surfacing of Colorado, which had been valued at $100,000 ($0.01 per share).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     The Registrant is currently, and has remained since the second quarter of 2002, in default of a certain note, as discussed under Part
I, Item 2 above. At this time, the Registrant is unable to make any payments of principal or interest to the holder of the note. However, the Registrant believes the statute of limitations for Newport's enforcement of the loan has expired, and that a waiver of the statute of limitations in the Newport loan documents is unenforceable. Also, the Registrant believes that the interest rate in the note may be usurious.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     In addition to being a director of the Registrant, Gary Borglund is also a director of the following reporting companies: Avery Sports Turf, Inc., W-J International, Ltd. and NVCN, Inc. Mark Crist, a director of the Registrant, is also a director of Diamond Hitts Production, Inc., a reporting company.

     Although the Registrant has determined that the company does not have an audit committee financial expert serving on its audit committee because the company has been unable to secure the services of such a person, it is actively seeking one or more such persons.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.
Reports on Form 8-K.

     The following report on Form 8-K was filed during the first quarter of the fiscal year covered by this Form 10-QSB:

     A Form 8-K/A filed on March 8, 2004 to report that on February 24, 2004, the Registrant consummated a transaction with Richard Dunning and Dennis McElhinney, the two former stockholders of International Surfacing of Colorado, Inc. Under the terms of the closed transaction: (a) employment agreements between the Registrant and the Former ISC Stockholders were cancelled and all amounts previously due thereunder to the Former ISC Stockholders were forgiven, (b) 100% of the issued and outstanding shares of the Registrant's subsidiary were returned to the Former ISC Stockholders with a cash payment of $6,000, (c) the former ISC Stockholders will return for cancellation 10,000,000 of the restricted shares of the Registrant they received under the Agreement, (d) the Registrant will make a further payment to the Former ISC Stockholders of 50% of the subsidiary's 2003 earnings before income tax, depreciation and amortization, and (e) the Registrant and the Former ISC Stockholders each released the others from liabilities or claims arising from the 2003 merger.
The effective date of the transaction was the close of business on December 31, 2003.

                             SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Synthetic Turf Corporation of America



Dated: May 10, 2004                    By: /s/  Gary Borglund
                                       Gary Borglund,
                                       President/Secretary/Treasurer

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

10.4    Separation Agreement between the Registrant, and Richard
        Dunning and Dennis McElhinney, dated January 22, 2004
        (incorporated by reference to Exhibit 10.4 of the Form 10-KSB filed on April 5, 2004).

31      Rule 13a-14(a)/15d-14(a) Certification of Gary Borglund (see below).

32      Section 1350 Certification of Gary Borglund (see below).