Form 10QSB
period 2004-06-30
SYNTHETIC TURF CORP OF AMERICA
filed 2004-08-17
CIK 793986

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                          COMMISSION FILE NUMBER: 33-5902

                       SYNTHETIC TURF CORPORATION OF AMERICA
              (Exact name of Registrant as specified in its charter)

              Nevada                                       22-2774460
(State or jurisdiction of incorporation                   I.R.S. Employer
          or organization)                               Identification No.)

      2535 Pilot Knob Road, Suite 118 Mendota Heights, MN       55120
        (Address of principal executive offices)              (Zip Code)

          Registrant's telephone number:  (651) 452-1606

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

     As of June 30, 2004, the Registrant had 211,722,323 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes    No X .

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  BALANCE SHEET
                  AS OF JUNE 30, 2004                                       3

                  STATEMENTS OF OPERATIONS
                  FOR THE THREE AND SIX MONTHS ENDED
                  JUNE 30, 2004 AND JUNE 30, 2003                           4

                  STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED
                  JUNE 30, 2004 AND JUNE 30, 2003                           5

                  NOTES TO FINANCIAL STATEMENTS                             6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS             9

         ITEM 3.  CONTROLS AND PROCEDURES                                  16

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                        16

         ITEM 2.  CHANGES IN SECURITIES                                    17

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          17

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                      17

         ITEM 5.  OTHER INFORMATION                                        17

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         18

SIGNATURE                                                                  18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    SYNTHETIC TURF CORPORATION OF AMERICA
                              BALANCE SHEET
                              JUNE 30, 2004
                               (Unaudited)

                                 ASSETS

Current Assets
Cash in Bank                                                       $   1,973
Accounts Receivable                                                   22,483
Inventory                                                             22,966
Receivable - Other                                                     6,000
   Receivables - Affiliates                                           93,201
Total Current Assets                                                 146,623

                                                                   $ 146,623

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Current Portion of Long Term Debt                                  $   16,500
Notes Payable                                                           8,500
Note Payable Including Accrued Interest of  $243,666                  493,666
Accounts Payable and Accrued Expenses                                 188,686

Total Current Liabilities                                             707,352

Long Term Liabilities
Notes Payable                                                         174,722

Total Long Term Liabilities                                           174,722

Total Liabilities                                                     882,074

Stockholders' Deficit
Common Stock, $0.001 Par Value;
Authorized 250,000,000 shares;
Issued and Outstanding 211,722,323 Shares                             211,722
Additional Paid-In Capital                                          8,562,909
Retained Earnings (Deficit)                                        (9,510,081)

Total Stockholders' Deficit                                          (735,451)

                                                                      146,623

See accompanying notes to consolidated financial statements


                       SYNTHETIC TURF CORPORATION OF AMERICA
                             STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                        Three Months Ended            Six Months Ended
                                                            June 30,                      June 30,
                                                        2004          2003            2004        2003
Sales                                                  $   57,956     $    3,387     $    59,030 $   8,520

Cost of Sales                                              42,747          3,340          42,747     5,467

Gross Profit (Loss)                                        15,209            (43)         16,283     3,053

Selling, General, and Administrative Expenses             123,764        105,861         252,800   186,944

Depreciation and Amortization                                   -              -               -         -

Interest and Bank Charges                                  17,997         15,780          34,197    31,297

                                                          141,761        121,641         286,997   218,241

Net Income (Loss) Before Income Taxes                    (126,552)      (121,684)       (270,715) (215,188)

Income Tax Expense (Benefit)                                    -              -               -         -

Net Income (Loss) from
Continuing Operations                                    (126,552)      (121,684)       (270,715) (215,188)

Extraordinary Item
Gain on Extinguishment of Debt                                  -              -               -   250,148

Net Income (Loss)                                         (126,552)     (121,684)       (270,715)   34,960
Basic and Diluted Loss Per Common Share
(Loss) from Continuing Operations                            (0.01)       (0.01)           (0.02)    (0.02)
Income from Extraordinary Items                                  0            0                0      0.02

Net Income (Loss)                                            (0.01)       (0.01)           (0.00)    (0.00)

Weighted Average Number of Common Shares
    Used to Compute Net Income (Loss) per
  Weighted Average Share                                201,392,653  163,489,791    198,352,739 150,741,724


See accompanying notes to consolidated financial statements


                             SYNTHETIC TURF CORPORATION OF AMERICA
                                  STATEMENTS OF CASH FLOWS
                                          (Unaudited)


                                                            Six Months Ended
                                                                June 30,
                                                          2004           2003

Operating Activities
Net Income (Loss) Before Extraordinary Item              $(270,715)  $  34,960
Adjustments to Reconcile Net (Loss) to Net Cash
(Required) by Operating Activities:
   Accounts Receivable                                     (22,483)          -
    Inventory                                              (15,415)          -
   Accounts payable                                        108,781     (19,944)
Stock Issued for Expenses                                  136,500           -
Depreciation and Amortization                                    -       3,451
Accrued expenses                                            57,511           -

Net Cash Required by Operating Activities                   (5,821)    (61,233)

Investing Activities:
   Notes Receivable/Prepaid                               ( 36,159)     91,519
Purchase of Assets                                               -      (2,215)

Net Cash Required by Investing Activities                  (36,159)     (2,215)

Financing Activities:   Loans                                8,500      24,000
Settlement Loans - Bank Overdraft                                -      (3,909)
Sale of Common Stock                                        11,500     130,000

Net Cash Provided by Financing Activities                   20,000     150,091

Increase (Decrease) in Cash and  Cash Equivalents          (21,980)      8,151

Cash and Cash Equivalents at Beginning Of Period            23,952      (3,914)

Cash and Cash Equivalents at End of  Period                  1,972       4,237

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest                                                         -           -
Income Taxes                                                     -           -

Noncash Investing and Financing Activities:
    Stock Issued for Debt Extinguishment                         -     250,148
     7,750,000 shares at $0.01 for debt                     77,500           -
     20,300,000 shares at $ 0.003 to 0.005 for services    136,500           -
     9,750,000 shares at $ 0.004 for debt conversion             -      39,000
                                                           214,000     289,148

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

NOTE 3:  GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $270,715 for the six months ending June 30, 2004. As of June 30, 2004, the Company reported an accumulated deficit of $9,510,081. The industry in which the Company operates is very dynamic and extremely competitive. The Company's ability to generate net income and positive cash flows is dependent on the ability to continue to increase sales while reducing operating costs, as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of June 30, 2004, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 4:  RELATED PARTIES

The Company's president is also the president of a public company that is indebted to the Company in the amount of $93,201

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

Overview.

     The Registrant's core business is the sale of artificial turf throughout the United States. The Registrant has conducted its business of turf sales and installation through the wholly owned subsidiary International Surfacing of Colorado. The sales and installation for the 2003 fiscal year were concentrated in the State of Colorado. The Registrant is a reseller of manufactured turf providing warehousing and distributing turf to end users and is concentrating its efforts on the sale of artificial and related products turf instead of the installation of artificial turf.

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

     The Registrant rescinded the acquisition of its subsidiary, International Surfacing of Colorado, Inc., as of December 31, 2003.

(a)  Revenues.

     The Registrant reported $59,030 in gross income for the six months ended June 30, 2004, and $57,957 for the three-month period ended June 30, 2004. For the six months ended June 30, 2003, the Registrant generated revenues of $8,520 and for the three-month period then ended $3,386. This represents an approximate 690% increase for the six months period and an approximate 1,700 % increase over the three-month period. The sales increases for both the three and six months period is due to new accounts that were sold through new distributors added since 2003.

(b)  Selling, General and Administrative Expenses.

     Selling, general and administrative expenses for the six months ended June 30, 2004 totaled $252,800, while the same expenses for the same period ended June 30, 2003 totaled $186,944. This represents an increase of approximately 35% for this period over the same period last year. For the three months ended June 30, 2004, selling, general and administrative expenses totaled $123,764, compared to $ 105,861 for the three months ended June 30, 2003. This reflects an increase of approximately 16%. The increase in these expenses is due primarily to the increase in consulting cost of the Registrant during 2004.

(c)  Depreciation and Amortization.

     Depreciation and amortization for both the six months and three months ended June 30, 2004 and June 30, 2003 was zero.

(d)  Interest Expense.

     The Registrant incurred interest expense charges of $34,197 in the six months ended June 30, 2004, compared with charges of $31,297 in the same period ended June 30, 2003; $17,997 for the three months ended June 30, 2003 compared to $15,780 for the three months ended June 30, 2003. Nearly all of the current quarter's interest expense is in the accrual on the amount owed to Newport Federal Financial ("Newport"), which is accruing at the rate of 24% per annum (the default rate under the note). Newport issued a demand to the Registrant for payment of all principal and interest due on their respective notes however the Registrant believes the statue of limitations has expired on the principal and interest (see Certain Indebtedness).

(e)  Income Tax Benefit.

     For the six months ended June 30, 2004, the Registrant had available net operating loss carryforward of approximately $9.4 million which may provide future tax benefits expiring beginning in June of 2006; this compares with net operating loss carryforward of approximately $8.7 million in the previous year's period. Because of ownership changes nearly all of this net operating loss carryforward may be limited for use by the Registrant by Internal Revenue Code
Section 381. The Registrant has not recognized any of this limited tax benefit as an asset due to the uncertainty of future income.

(f)  Net Loss.

     The Registrant reported a net loss of $270,715 for the six months ended June 30, 2004. This is compared to a net income of $34,960, for the same period ended June 30, 2003,due to a extraordinary gain of $250,147 for debt extinguishment during that period. Operations for the three months ended June 30, 2004 resulted in a net loss of $126,552 compared to a net loss of $ 121,684 for the same period in 2003.

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

Operating Activities.

     The net cash used by operating activities for the six months ended June 30, 2004 was $5,821, as compared to $61,233 for the six months ended June 30, 2003. A significant portion of cash used in the six months ended June 30, 2004 is attributed to stock issued for services.

Liquidity and Capital Resources.

     The Registrant currently has total current assets of $146,623 and total current liabilities of $707,262 resulting in net working capital deficit of $560,639. The Registrant will require additional working capital to continue as a going concern.

     During the three months ended June 30, 2004, the Registrant sold a total of 928,571 shares of common stock in Regulation D offerings to two individuals for a total consideration of $6,500 (average of $0.007 per share).

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

     (b) In February 2001, the Registrant entered into certain note agreement with Jon R. Marple and Jon Marple former affiliates of the Registrant. Total indebtedness including principal and interest as of December 31, 2002 to both parties was $ 292,000. As of March 31, 2003 the Registrant entered into an agreement with both parties to forgive the total indebtedness plus past due balances on the consulting agreement for the issuance of 3,500,000 shares of the Registrant's stock plus a 36 month note for $39,750 and two convertible notes totalling $50,000, convertible into 6,000,000 shares of the Registrant. The effect of this transaction was a reduction in debt of the company totalling approximately $310,000.

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

Forward Looking Statements.

     The foregoing management's discussion and analysis of financial condition and results of operations contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant's estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, the features and benefits of its products, its growth strategy, the need for additional sales and support staff, its operating losses and negative cash flow, its critical accounting policies, and factors contributing to its future growth. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, as well as risks related to the Registrant's ability to develop new technology and introduce new products. These forward-looking statements speak only as of the date hereof. The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

ITEM 2.  CHANGES IN SECURITIES.

     The Registrant made the following sales of unregistered
(restricted) securities during the quarter ended on June 30, 200:

     (a) On April 7, 2004, the Registrant issued a total of 928,571 shares of common stock to two individuals for cash value of $6,500 ($0.007 per share).

     (b) On June 30, 2004 the Registrant issued 7,750,000 shares of common stock for conversion of debt valued at $77,500 ($0.01 per share)

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

                                       Synthetic Turf Corporation of America



Dated: August 16, 2004                 By: /s/  Gary Borglund
                                       Gary Borglund,
                                       President/Secretary/Treasurer

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