Form 10QSB
period 2004-09-30
SYNTHETIC TURF CORP OF AMERICA
filed 2004-11-15
CIK 793986

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER: 33-5902

                      SYNTHETIC TURF CORPORATION OF AMERICA
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                           Nevada                  22-2774460
             -------------------------------    ------------------
             (State or Other Jurisdiction of     (I.R.S. Employer
              Incorporation  or Organization    Identification No.)


        2535 Pilot Knob Road, Suite 118, Mendota Heights, Minnesota 55120
        -----------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                (651) 452-1606.
                         -------------------------------
                         (Registrant's Telephone Number)

              -----------------------------------------------------
              (Former Name, Former Address, and Former Fiscal Year,
                          if Changed Since Last Report)

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No ___.

         As of September 30, 2004, the Registrant had 213,808,038 shares of common stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one): Yes___ No X.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

              BALANCE SHEET AS OF SEPTEBMER 30, 2004...........................3

              STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED
              SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003........................4

              STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED
              SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003........................5

              NOTES TO FINANCIAL STATEMENTS....................................6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................9

     ITEM 3.  CONTROLS AND PROCEDURES.........................................16

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS...............................................16

     ITEM 2.  UNREGISTERED SALES OF EQUITY
                      SECURITIES AND USE OF PROCEEDS..........................17

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................17

     ITEM 4.  SUBMISSION OF MATTERS TO A
                      VOTE OF SECURITY HOLDERS................................17

     ITEM 5.  OTHER INFORMATION...............................................17

     ITEM 6.  EXHIBITS........................................................18

SIGNATURE.....................................................................18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      SYNTHETIC TURF CORPORATION OF AMERICA
                                  BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (Unaudited)

                                     ASSETS

Current Assets
   Cash in Bank                                               $     1,398
   Accounts Receivable                                             27,043
   Inventory                                                        6,593
   Receivable - Other                                               6,000
   Receivable - Affiliates                                        181,040
                                                              -----------
       Total Current Assets                                       222,074
           Total
Assets                                                        $   222,074
                                                              ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Current Portion of Long Term Debt                          $    31,500
   Notes Payable                                                   52,326
   Note Payable Including Accrued Interest of $258,666            508,666
   Accounts Payable and Accrued Expenses                          190,219
                                                              -----------
       Total Current Liabilities                                  782,711

Long Term Liabilities
       Convertible Debentures                                     163,750
       Notes Payable                                              111,500
       Less Current Portion of Long Term Debt                     (31,500)
                                                              -----------
       Total Long Term Liabilities                                243,750

Total Liabilities                                               1,026,461
                                                              -----------
Stockholders' Deficit
   Common Stock, $0.001 Par Value;
     Authorized 250,000,000 shares;
     Issued and Outstanding 213,808,038 Shares                    213,808
   Additional Paid-In Capital                                   8,555,573
   Deficit                                                     (9,573,768)
                                                              -----------
       Total Stockholders' Deficit                               (804,387)
                                                              -----------
               Total Liabilities and Shareholders' Deficit    $   222,074
                                                              ===========

                 See accompanying notes to financial statements

                      SYNTHETIC TURF CORPORATION OF AMERICA
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                       2004             2003           2004             2003
                                                ------------------------------    ------------------------------
Sales                                           $      20,782    $         737    $      79,812    $       9,257

Cost of Sales                                          18,045             2812           60,792            8,278
                                                -------------    -------------    -------------    -------------
       Gross Profit (Loss)                              2,737           (2,074)          19,020              979

Selling, General, and Administrative Expenses          46,083          167,507          302,388          354,450

Depreciation and Amortization                              --               --               --               --

Interest                                               20,430           15,753           51,123           47,050
                                                -------------    -------------    -------------    -------------

                                                       66,513          183,260          353,511          401,500

Net Income (Loss) Before Income Taxes                 (63,776)        (185,334)        (334,491)        (400,521)

Income Tax Expense (Benefit)                               --               --               --               --
                                                -------------    -------------    -------------    -------------
Net Loss from
   Continuing Operations                              (63,776)        (185,334)        (334,491)        (400,521)

Discontinued Operations                                     0          (50,787)               0         (146,296)

Extraordinary Item
   Gain on Extinguishment of Debt                          --               --               --          250,148
                                                -------------    -------------    -------------    -------------

Net Loss                                        $     (63,776)   $    (236,121)   $    (334,491)   $    (296,669)
                                                =============    =============    =============    =============

   (Loss) from Continuing Operations            $       (0.00)   $      (0.001)   $     (0.0016)   $     (0.0025)
   (Loss) from Discontinued Operations                      0          (0.0003)               0          (0.0009)
   Income from Extraordinary Items                          0                0                0           0.0016
                                                -------------    -------------    -------------    -------------

       Net Loss                                 $       (0.00)   $     (0.0013)   $     (0.0016)   $     (0.0018)
                                                =============    =============    =============    =============
Weighted Average Number of Common Shares
    Used to Compute Net Income (Loss) per
    Weighted Average Share                        206,196,119      176,520,815      206,126,183      159,429,183
                                                =============    =============    =============    =============

                 See accompanying notes to financial statements

                      SYNTHETIC TURF CORPORATION OF AMERICA
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            2004         2003
                                                         ---------    ---------
Cash Flows from Operating Activities
   Net Loss Before Discontinued Operations               $(334,491)   $(296,669)
       Loss from Discontinued Operations
                                                                 0      146,296
   Adjustments to Reconcile Net Loss to Net Cash
     Used in Operating Activities:
        Accounts Receivable                                (27,043)          --
        Inventory                                              957           --
        Accounts Payable                                    22,786       (7,546)
       Stock Issued for Expenses                           148,500           --
       Depreciation and Amortization                            --           --
       Accrued expenses                                    156,902       93,439
                                                         ---------    ---------
         Net Cash Used in Operating Activities             (32,389)     (64,480)
                                                         ---------    ---------
Cash Flows from Investing Activities:
   Receivable-Affiliate                                   (113,990)     (96,605)
   Purchase of Assets                                           --           --
                                                         ---------    ---------
         Net Cash Used in Investing Activities            (113,990)     (96,605)
                                                         ---------    ---------
Cash Flows from Financing Activities:
    Loans                                                  139,575        7,500
   Settlement Loans - Bank Overdraft                            --       (5,667)
   Sale of Common Stock                                    (15,750)     157,500
                                                         ---------    ---------
         Net Cash Provided by Financing Activities         123,825      159,333
                                                         ---------    ---------

Decrease in Cash and Cash Equivalents                      (22,554)      (1,752)

Cash and Cash Equivalents at Beginning of Period            23,952       (3,915)

Cash and Cash Equivalents at End of Period               $   1,398    $  (5,667)
                                                         =========    =========
Supplemental Disclosures of Cash Flow Information:
    Interest                                             $      --    $      --
                                                         =========    =========
    Income Taxes                                         $      --    $      --
                                                         =========    =========

    1,600,000 shares at $0.025 for debt settlement       $      --    $  40,000
    7,750,000 shares at $0.01 for debt conversion           77,500           --
    24,300,000 shares at $ 0.003 to 0.005 for services     148,500           --
    9,750,000 shares at $ 0.004 for debt conversion             --       39,000
                                                         ---------    ---------

                                                         $ 226,000    $ 289,148
                                                         =========    =========

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

The Company rescinded the acquisition of its subsidiary, International Surfacing of Colorado, Inc., as of January 3, 2004. Therefore, the numbers set forth in these financial statements only include the accounts of the Company (and reflect the discontinued operations), whereas the financial statements for the periods ended September 30, 2003 were consolidated and included those of International Surfacing of Colorado.

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

EARNINGS (LOSS) PER SHARE.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Effective January 1, 1998, the Company adopted SFAS No. 128. Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the fully diluted losses per share for the three quarters of fiscal years 2004 and 2003 were antidilutive, basic and diluted losses per share are the same. Accordingly, rights to purchase common issuable upon conversion of convertible debentures were not included in the calculation of diluted earnings per common share.

NOTE 3:  GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $334,491 for the nine months ending September 30, 2004. As of September 30, 2004, the Company reported an accumulated deficit of $9,573,768. The industry in which the Company operates is very dynamic and extremely competitive. The Company's ability to generate net income and positive cash flows is dependent on the ability to continue to increase sales while controlling operating costs, as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of September 30, 2004, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 4:  RELATED PARTIES

The Company's president is also the president of a public company that is indebted to the Company in the amount of $181,040

NOTE 5:  SUBSEQUENT EVENT

On November 5, 2004, the Company filed a certificate of designation with the Nevada Secretary of State, designating the rights and preferences of the Company's preferred shares authorized in its articles of incorporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations of the Registrant is based upon, and should be read in conjunction with, its unaudited financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States. In order to fairly compare the three and nine months operating results of 2004 to 2003, the Registrant's wholly owned subsidiary that was disposed of on January 3, 2004 has been excluded (See Note 1)

OVERVIEW.

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

         The Registrant rescinded the acquisition of its subsidiary, International Surfacing of Colorado, Inc., as of January 3, 2004. Therefore, the numbers set forth in this section only include the accounts of the Company (and reflect the discontinued operations), whereas the financial statements for the periods ended September 30, 2003 were consolidated and included those of International Surfacing of Colorado.

(a)      REVENUES.

         The Registrant reported $79,812 in sales for the nine months ended September 30, 2004 compared to $9,257 for the nine months ended September 30, 2003, an increase of $70,555 or approximately 760%. The Registrant reported sales of $20,782 for the three months ended September 30, 2004 compared to $737 for the three-months ended September 30, 2003, an increase of $20,045 or approximately 2,700%. The sales increases for both the three and nine month periods are due to new accounts that were sold through new distributors added since 2003.

(b)      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

         Selling, general and administrative expenses totaled $302,388 for the nine months ended September 30, 2004 compared to $354,450 for the nine months ended September 30, 2003, a decrease of $52,062 or approximately 17%. These expenses totaled $46,083 for the three months ended September 30, 2004 compared to $167,507 for the three months ended September 30, 2003, a decrease of $121,424 or approximately 72%. The decreases in these expenses are due primarily to a large decrease in consulting costs to the Registrant during 2004.

(c)      DEPRECIATION AND AMORTIZATION.

         Depreciation and amortization for both the nine months and three months ended September 30, 2004 and September 30, 2003 was zero.

(d)      INTEREST EXPENSE.

         The Registrant incurred interest expense of $51,123 in the nine months ended September 30, 2004 compared to $47,050 in the nine months ended September 30, 2003, an increase of $4,073 or approximately 9%. The Registrant had interest expense of $20,430 for the three months ended September 30, 2004 compared to $15,753 for the three months ended September 30, 2003, and increase of $4,677 or approximately 30%. Nearly all of the current quarter's interest expense is in the accrual on the amount owed to Newport Federal Financial ("Newport"), which is accruing at the rate of 24% per annum (the default rate under the note). Newport issued a demand to the Registrant for payment of all principal and interest due on their respective notes however the Registrant believes the statue of limitations has expired on the principal and interest (see Certain Indebtedness).

(e)      INCOME TAX BENEFIT.

         At September 30, 2004, the Registrant had available net operating loss carryforward of approximately $9,500,000 which may provide future tax benefits expiring beginning in September of 2006; this compares with net operating loss carryforward of approximately $8,900,000 at September 30, 2003. The increase in net operating loss carryforward is the result of the company's operating loss experienced during that year. Because of ownership changes nearly all of this net operating loss carryforward may be limited for use by the Registrant by Internal Revenue Code Section 381. The Registrant has not recognized any of this limited tax benefit as an asset due to the uncertainty of future income and Code
Section 381.

(f)      NET LOSS.

The Registrant reported a net loss of $334,491 for the nine months ended September 30, 2004 compared to a net loss of $150,373 for the nine months ended September 30, 2003, an increase of $184,118 or approximately 122%. The net loss for the 2003 period included an extraordinary gain of $250,147 for debt extinguishment. The Registrant reported a net loss of $63,776 for the three months ended September 30, 2004 compared to a net loss of $185,334 for the three months ended September 30, 2003, a decrease of $121,558 or approximately 66%. The lower net loss for the three and nine month periods in 2004 compared to the same periods in 2003 (excluding the extraordinary gain) is due to reduced selling, general and administrative expenses, particularly consulting costs.

FACTORS THAT MAY AFFECT OPERATING RESULTS.

      The operating results of the Registrant can vary significantly depending upon a number of factors, many of which are outside the company's control. General factors that may affect the Registrant's operating results include:

o     market acceptance of and changes in demand for products and services;

o a small number of customers account for, and may in future periods account for, substantial portions of the Registrant's revenue, and revenue could decline because of delays of customer orders or the failure to retain customers;

o     gain or loss of clients or strategic relationships;

o     announcement   or  introduction  of  new  services  and  products  by  the
      Registrant or by its competitors;

o     price competition;

o     the  ability  to  upgrade  and  develop  systems  and   infrastructure  to
      accommodate growth;

o the ability to introduce and market products and services in accordance with market demand;

o     changes in governmental regulation; and

o reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

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

OPERATING ACTIVITIES.

         The net cash used in operating activities was $32,389 for the nine months ended September 30, 2004 compared to $64,480 for the nine months ended September 30, 2003, a decrease of $32,091 or approximately 50%. A significant portion of cash used in the nine months ended September 30, 2004 is attributed to stock issued for services.

LIQUIDITY AND CAPITAL RESOURCES.

         The Registrant currently has total current assets of $222,074 and total current liabilities of $782,711 resulting in net working capital deficit of $560,637. The Registrant will require additional working capital to continue as a going concern.

         The Registrant has incurred significant losses and negative cash flows from operations for the last two years. The Registrant continues to explore possible sources of financing fund operations and provide the company with the ability to liquidate, modify, extend or otherwise satisfy present or future indebtedness of the Registrant. While the Registrant's management believes it will be successful in arranging adequate lines of equity or debt financing to carry out its business plan, there is no assurance of that occurring.

         The Registrant's continued operations, as well as the implementation of its business plan, therefore, will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise up to $350,000 or more over the next twelve months for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. The Registrant's independent accountants' audit report included in the Form 10-KSB for the year ended December 31, 2003 includes a substantial doubt paragraph regarding the Registrant's ability to continue as a going concern.

         If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business, operating results and financial condition. In addition, insufficient funding may have a material adverse effect on the company's financial condition, which could require the company to:

o     curtail operations significantly;

o     sell significant assets;

o     seek  arrangements  with  strategic  partners  or other  parties  that may
      require  the  company  to  relinquish   significant  rights  to  products,
      technologies or markets; or

o explore other strategic alternatives including a merger or sale of the company.

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

CERTAIN INDEBTEDNESS.

         (a) In December 1999, the Registrant entered into a note agreement with Newport Federal Financial ("Newport"). Newport loaned the Registrant $250,000 under this note agreement at a rate of 12%. This note was due and payable on January 3, 2002; on that date, the rate of interest increased to 24%. The Registrant failed to make the payment, however Newport agreed to forgo collection on this note until July 2002. The Registrant has not made any interest or principal payments to Newport and the note continues to be in default. However, the Registrant believes the statute of limitations for Newport's enforcement of the loan has expired, and that a waiver of the statute of limitations in the Newport loan documents is unenforceable. Also, the Registrant believes that the interest rate in the note may be usurious. There have been no discussions between Newport and the Registrant concerning this debt for over three years and Newport has not taken any action to enforce the loan.

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

CRITICAL ACCOUNTING POLICIES.

         The Securities and Exchange Commission ("SEC") has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"); suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) non-cash compensation valuation; and (c) revenue recognition. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the company reports in its financial statements.

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

(b)      NON-CASH COMPENSATION VALUATION.

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

         The above litigation has been accounted for in the booked expenses of the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

Subsequent Events
-----------------

         (a) On October 1, 2004, the Registrant entered into a new employment agreement with its president, Gary Borglund (see Exhibit 10.5 to this Form 10-QSB).
         (b) On November 5, 2004, the Company filed a certificate of designation with the Nevada Secretary of State, designating the rights and preferences of the Company's preferred shares authorized in its articles of incorporation (see
Exhibit 4.10 to this Form 10-QSB).

ITEM 6.  EXHIBITS.

         Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SYNTHETIC TURF CORPORATION OF AMERICA

Dated: November 5, 2004                   By: /s/  Gary Borglund
                                              ----------------------------------
                                                   Gary Borglund,
                                                   President/Secretary/Treasurer

                                  EXHIBIT INDEX

Number         Description
------         -----------------------------------------------------------------
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

Number         Description
------         -----------------------------------------------------------------

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

Number         Description
------         -----------------------------------------------------------------
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

4.9 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 3), dated July 1, 2004 (incorporated by reference to Exhibit 4 of the Form S-8 POS filed on July 13, 2004).

4.10 Certificate of Designation, dated November 5, 2004 (filed herewith).

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

10.4 Separation Agreement between the Registrant, and Richard Dunning and Dennis McElhinney, dated January 22, 2004 (incorporated by reference to Exhibit 10.4 of the Form 10-KSB filed on April 5,
               2004).

10.5 Employment Agreement between the Registrant and Gary Borglund, dated October 1, 2004 (filed herewith).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on April 15, 2003).

23 Consent of Independent Certified Public Accountant (incorporated by reference to Exhibit 23 of the Form 10-KSB filed on April 5,
               2004).

31 Rule 13a-14(a)/15d-14(a) Certification of Gary Borglund (filed herewith).

32             Section 1350 Certification of Gary Borglund (filed herewith).