Form 10KSB
period 2004-12-31
CITY CAPITAL CORP
filed 2005-04-25
CIK 793986

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                              COMMISSION FILE NUMBER: 33-5902

                                CITY CAPITAL CORPORATION
                  (Exact Name of Company as Specified in Its Charter)

                  Nevada                                      22-2774460
(State or Other Jurisdiction of Incorporation              (I.R.S. Employer
              or Organization)                              Identification No.)

2535 Pilot Knob Road, Suite 118, Mendota Heights, Minnesota          55120
      (Address of Principal Executive Offices)                    (Zip Code)

                  Company's telephone number:  (651) 452-1606

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: common stock, par value $0.001

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes    X       No           .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     The Company had $71,592 in revenues from continuing operations for the period ended on November 30, 2004 and no sales for the remainder of 2004. The aggregate market value of the voting stock held by non-affiliates of the Company as of March 31, 2005 is $836,306. As of March 31, 2005, the Company had 2,653,458 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No  X   .

                                 TABLE OF CONTENTS

PART I.                                                                   PAGE

ITEM 1.   DESCRIPTION OF BUSINESS                                            3

ITEM 2.   DESCRIPTION OF PROPERTY                                           18

ITEM 3.   LEGAL PROCEEDINGS                                                 18

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               19

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS                                   19

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     21

ITEM 7.   FINANCIAL STATEMENTS                                              30

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                            30

ITEM 8A. CONTROLS AND PROCEDURES                                            30

ITEM 8B  OTHER INFORMATION                                                  31

PART III.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS; COMPLIANCE WITH
          SECTION 16(A) OF THE EXCHANGE ACT                                 31

ITEM 10. EXECUTIVE COMPENSATION                                             34

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT, AND
         RELATED STOCKHOLDER MATTERS                                        36

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     38

ITEM 13. EXHIBITS                                                           41

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                            41

SIGNATURES                                                                  43

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

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

     On October 25, 1996, the name of the Company was changed to Superior Wireless Communications, Inc. and each of the 6,004,836 shares of then issued and outstanding common stock of the Company were exchanged for one share of preferred stock designated as Class A Convertible Cumulative Preferred Stock ("Class A Preferred Stock"), par value of $.001 per share. The Class A Preferred Stock carries a ten percent (10%) dividend, which may be paid in common stock, and is convertible into common stock of the Company as of October 25, 1998
("Conversion Date").   Under the terms of the Class A Preferred Stock,
all shares outstanding as of October 16, 1998, automatically converted into common stock at a rate of five shares of common stock for every one share of Class A Preferred Stock. This resulted in the automatic conversion of 6,541,416 shares of Class A Preferred Stock into 32,707,080 shares of common stock. Simultaneously with the reverse stock split described below, the holders of an additional 3,767,501 shares of Class A Preferred Stock that were issued after October 16, 1998, converted their shares at the same rate of five shares of common stock for every one share of Class A Preferred Stock.

     Effective August 18, 1999, the Company effectuated a 1 for 20 reverse stock split of the Common Stock. In connection with the reverse stock split, all previously outstanding shares of Class A
Preferred Stock were converted into shares of common stock.

     Effective May 30, 2001, the Company effectuated a two-for-one stock split. In connection with the stock split, the Company approved a corresponding increase in the authorized number of shares. As a result of the two for one stock split and corresponding increase in the authorized number of shares, effective at the close of business on May 26, 2001, the total number of shares issued and outstanding and the authorized number of shares increased by 100% (from 5,762,654 to 11,525,308, and from 50,000,000 to 100,000,000, respectively).

     On November 15, 2001 the Company acquired HJ Ventures, Inc. ("HJ") though an exchange of stock, issuing 12,000,000 shares of Company stock for all the outstanding shares of HJ. As a result, HJ became a wholly owned subsidiary of the Company providing Internet access to the public through Internet terminals.

     Effective April 12, 2003 the Company affected an increase in authorized shares from 100,000,000 to 250,000,000 by the filing of a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State.

     On July 1, 2003, the Company licensed its web hosting business to Creative Connectivity, the company that had previously provided it with web server services. The transaction transferred all the assets of the web hosting business to the buyer for consideration of 50 percent of the revenue after direct expenses for a period of one year. The revenue earned under this formula is first applied against outstanding payables due the buyer by the Company with any balance paid by the buyer to the Company. These terms of the agreement have been completed and it is not in effect as of December, 2004

     Effective on November 6, 2003, the Company changed its name from Justwebit.com, Inc to Synthetic Turf Corporation of America, Inc. by the filing of a Certificate of Amendment to Articles of Incorporation. The name change was to reflect the change in core business that was anticipated at that time.

     Effective December 16, 2003 the Company rescinded the 2001 merger with HJ through the exchange of all the shares of HJ held by the Company for the return and redemption of 9,120,000 of the Company's shares held by the former shareholder of HJ.

     On January 7, 2003, the Company acquired all of the assets and assumed the liabilities of International Surfacing of Colorado, a Colorado corporation ("ISOC"), for the consideration of 15,000,000 newly issued restricted shares of the Company. ISOC was merged into a wholly owned Nevada subsidiary of the Company.

     Effective as of December 31, 2003, the Company unwound the 2004 ISOC transaction by exchanging a cash payment of $6,000 and exchanged 100% of the stock of its Nevada subsidiary for a return and redemption of 10,000,000 shares of the 15,000,000 share of the Company's stock that was issued as part of the 2004 acquisition to the two former stockholders of ISOC. In addition, the Company received the cancellation of consulting contracts with these individuals and all amounts previously due from the Company hereunder.

     On March 4, 2004, the Company entered into a letter agreement with BioMatrix, Inc, a Minnesota corporation, to exclusively sell certain coatings and cleaners that are used on artificial turf for the purposes of cleaning and disinfecting the product surfaces. The Company sold and promoted the products through its normal distribution channels and also over the Internet. The Company discontinued the letter agreement as of August 31, 2004

     On August 2, 2004, the Company amended its articles of incorporation to permit the following: (a) an increase in the authorized capital stock of the Company can be approved by the board of directors without shareholder consent; and (b) a decrease in the issued and outstanding common stock of the Company (a reverse split) can be approved by the board of directors without shareholder consent.

     On November 4, 2004 the Company filed certificate of designation with the Nevada Secretary of State designating all 15,000,000 of its authorized preferred shares as Class A preferred stock, each of which is entitled to 25 votes and may be converted into 25 shares of common stock (subject to proportional adjustment in the event of any forward or reverse split of the common shares of the Company). The rights of this designated class of preferred shares can only be changed by a two-thirds vote of the shares of the preferred class.

     On December 1, 2004, the Company also moved its assets (valued at a total of $239,532, consisting of accounts receivable of $19,046 and a receivable from Avery Sports Turf, Inc., a related company, of $220,486) into Perfect Turf, Inc. ("Portfolio Company") in exchange for 100% of the outstanding shares of the Portfolio Company's common stock (1,000 shares) in order to meet the requirements of the 1940 Act. Under the accounting principles applicable to a BDC, subsidiaries are not consolidated into the Company but rather are reported on the Company's financial statements at their fair value as determined by the board of directors of the Company. The Portfolio Company will continue to focus on the retail distribution of artificial turf products.

     On December 6, 2004, the Company elected, by the filing of a Form N-54A with the Securities and Exchange Commission ("SEC"), to be regulated as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act"). The Company is to carry on its business as a non-diversified closed-end management investment company, as those terms are used in the 1940 Act, having elected to be regulated under the 1940 Act as a business development company, which is a closed-end management investment company that provides small businesses that qualify as an "eligible portfolio company" with investment capital and also significant managerial assistance.

     On December 10, 2004, the Company filed a Certificate of Amendment to Articles of Incorporation (effective date of December 14,
2004), whereby the name of the Company was changed to City Capital Corporation. In addition, on December 15, 2004, the Company did a 100 to 1 reverse split of its outstanding common stock. This reclassification of issued and outstanding common stock did not affect the Company's total authorized number of common and preferred shares, which remained at Two Hundred Thirty-Five Million (235,000,000) shares of common stock and 15,000,000 shares of preferred stock.

Business of the Company.

     A business development company must be organized in the United States for the purpose of investing in or lending primarily to private companies and making managerial assistance available to them. A business development company may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses. A business development company provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing primarily in privately owned companies.

     The Company is in the early stages of operation as a BDC. In its present form, the Company's mission is to become a leading diversified company with business interests in well-established service organizations and capital goods manufacturing companies. The Company plans to successfully grow by acquiring companies with historically profitable results, strong balance sheets, high profit margins, and solid management teams in place. By providing access to financial markets, expanded marketing opportunities and operating expense efficiencies, the Company expects to become the facilitator for future growth and higher long-term profits. In the process, the Company expects to develop new synergies among the acquired companies, which should allow for greater cost effectiveness and efficiencies, and thus further enhancing each individual company's strengths. To date, the Company has only invested in the Portfolio Company.

     As a business development company, the Company may not acquire any asset other than "qualifying assets", unless, at the time we make the acquisition, the value of our qualifying assets represents at least 70% of the value of our total assets.

     The principal categories of qualifying assets relevant to our business are:

     - securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company;

     - securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants or rights relating to such securities; and

     - cash, cash items, government securities or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment.

     - an eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a business development company); and

     - does not have a class of securities registered on an exchange or a class of securities with respect to which a broker may extend margin credit; or

     - is actively controlled by the business development company and has an affiliate of a business development company on its board of directors.

     To include certain securities described above as qualifying assets for the purpose of the 70% test, a business development company must make available to the issuer of those securities significant managerial assistance such as providing significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company or making loans to a portfolio company. We offer to provide managerial assistance to each of our portfolio companies.

     As a business development company, the Company is entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has asset coverage of at least 200% immediately after each such issuance. See "Risk Factors."

     The Company may be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC.

     Under the 1940 Act, the Company is prohibited, as a BDC, from selling its common stock at a price below the current net asset value per share for such stock unless, among other conditions, the policy and practice of making such sales is approved by holders of a majority of the outstanding voting securities, as well as the holders of a majority of the outstanding voting securities who are not affiliates. In addition, a majority of the directors who are not "interested persons" of the Company must first determine that any such sale would be in the best interest of the company and the stockholders, and in consultation with the underwriter, that the offering price would be not less than a price that closely approximates the market price less any distributing discount or commission.

     As a business development company, our primary goal is to increase our net assets by investing in private development stage or start-up companies that possess or will likely identify emerging and established technologies and markets for those technologies. These private businesses are thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have no history of operations. It is the goal of the Company to assemble a diverse portfolio of companies with strategic information and communications technologies or applications, which will leverage the combined talents of our experienced management team to incubate these companies and seek to enhance shareholder value. As a result, the Company will focus on making equity and not debt investments.

     The Company will likely be periodically examined by the SEC for compliance with the 1940 Act. As with other companies regulated by the 1940 Act, a business development company must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to the Company or our shareholders arising from willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

     The Company must maintain a code of ethics that establishes procedures for personal investment and restricts certain transactions by our personnel. Our code of ethics generally does not permit investment by our employees in securities that may be purchased or held by us. As a business development company under the 1940 Act, we are entitled to provide loans to our employees in connection with the exercise of options. However, as a result of provisions of the Sarbanes-Oxley Act of 2002, we are prohibited from making new loans to, or materially modifying existing loans with, our executive officers in the future.

     We may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a "majority of the outstanding voting securities," as defined in the 1940 Act, of our shares. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company's shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company. Since we made our business development company election, we have not made any substantial change in the nature of our business.

     We fund new investments using cash, through the issuance of our common equity, the reinvestment of previously accrued interest and dividends in debt or equity securities, or the current reinvestment of interest and dividend income through the receipt of a debt or equity security (payment-in-kind income). From time to time, we may also opt to reinvest accrued interest receivable in a new debt or equity.

(a)  Valuation Methodology.

     We will determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized gains or losses being recognized. At December 31, 2004, 85.4% of our total assets represented an investment in Perfect Turf, Inc., our sole Portfolio Company at such date, at fair value. Fair value is defined in Section 2(a)(41) of the 1940 Act as (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistently applied valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

     There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

     Our investment in the Portfolio Company is carried at historical carrying amounts (which approximates fair value) as this investment represents a continuation of the Company's former business prior to its election as a BDC, and is under common control at date of transfer.

     Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we are required to specifically value each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value.

     As a business development company, we invest in liquid and illiquid securities, including debt and equity securities primarily of private companies. Our investments are generally subject to restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition, and market changing events that impact valuation.

(b)  Risk Factors.

     Investing in the Company involves a number of significant risks relating to our business and investment objective. As a result, there can be no assurance that we will achieve our investment objective. In addition to the risk factors described below, other factors that could cause actual results to differ materially include:

     - The ongoing global economic uncertainty, coupled with war or the threat of war;

     - Risks associated with possible disruption in our operations due to terrorism;

     - Future regulatory actions and conditions in our operating areas;
       and

     - Other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

     (1)  Investing in Private Companies Involves a High Degree of Risk.

     The Company's portfolio will consist of primarily long-term loans to and investments in private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and agents to obtain information in connection with our investment decisions. In addition, some smaller businesses have narrower product lines and market shares than their competition, and may be more vulnerable to customer preferences, market conditions or economic downturns, which may adversely affect the return on, or the recovery of, our investment in such businesses.

     (2)  Our Portfolio of Investments Will Be Illiquid.

     The Company intends to acquire its investments directly from the issuer in privately negotiated transactions. The majority of the investments in our portfolio will typically be subject to restrictions on resale or otherwise have no established trading market. We intend to exit our investments when the portfolio company has a liquidity event such as a sale, recapitalization, or initial public offering of the company. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments.
In addition, if we were forced to immediately liquidate some or all of the investments in the portfolio, the proceeds of such liquidation would be significantly less than the current value of such investments.

     Pursuant to the requirements of the 1940 Act, we will value substantially all of our investments at fair value as determined in good faith by our board of directors on a quarterly basis. Since there is typically no readily ascertainable market value for the investments in our portfolio, our board of directors has to determine in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process. Such policies and procedures shall fall in the exclusive purview of the Audit Committee of the board of directors.

     There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment on a quarterly basis, and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investment. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

     We will adjust quarterly the valuation of our portfolio to reflect the board of directors' determination of the fair value of each investment in our portfolio.

     (3) Economic Recessions or Downturns Could Impair the Portfolio Companies and Harm Operating Results.

     Many of the companies in which the Company may make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to engage in a liquidity event. Non-performing assets are likely to increase and the value of the portfolio is likely to decrease during these periods. These conditions could lead to financial losses in the portfolio and a decrease in the revenues, net income, and assets.

     The business of making private equity investments and positioning them for liquidity events also may be affected by current and future market conditions. The absence of an active senior lending environment may slow the amount of private equity investment activity generally. As a result, the pace of the investment activity may slow. In addition, significant changes in the capital markets could have an effect on the valuations of private companies and on the potential for liquidity events involving such companies. This could affect the amount and timing of gains realized on our investments.

     (4) The Company's Private Finance Investments May Not Produce Current Returns or Capital Gains.

     Private finance investments are typically structured as debt securities with a relatively high fixed rate of interest and with equity features such as conversion rights, warrants, or options. As a result, private finance investments are generally structured to generate interest income from the time they are made and may also produce a realized gain from an accompanying equity feature. The Company cannot be sure the portfolio will generate a current return or capital gains.

     (5) The Company May Borrow Money Which Magnifies the Potential For Gain or Loss on Amounts Invested and May Increase the Risk of
Investing in the Company.

     Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. The Company can borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities would have fixed dollar claims on the consolidated assets that are superior to the claims of the common shareholders. If the value of the consolidated assets increases, then leveraging would cause the net asset value attributable to the common stock to increase more sharply than it would have had the Company not leveraged. Conversely, if the value of the consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had the Company not leveraged. Similarly, any increase in the consolidated income in excess of consolidated interest payable on the borrowed funds would cause the net income to increase more than it would without the leverage, while any decrease in the consolidated income would cause net income to decline more sharply than it would have had the Company not borrowed.

     (6) Changes in Interest Rates May Affect the Cost of Capital and Net Investment Income.

     Because the Company can borrow money to make investments, the net investment income before net realized and unrealized gains or losses, or net investment income, can be dependent upon the difference between the rate at which the Company borrow funds and the rate at which the Company invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, the cost of funds would increase, which would reduce the net investment income. The Company can use a combination of long-term and short-term borrowings and equity capital to finance our investing activities.

     (7)  We May Need to Make Additional Cash Investments in our
Portfolio Companies.

     The Company may have to make additional cash investments in our portfolio companies to protect our overall investment value in the particular company. We retain the discretion to make any additional investments as our management determines. The failure to make such additional investments may jeopardize the continued viability of a portfolio company, and our initial (and subsequent) investments. Moreover, additional investments may limit the number of companies in which we can make initial investments. We have no established criteria in determining whether to make an additional investment except that our management will exercise its business judgment and apply criteria similar to those used when making the initial investment. We cannot assure you that we will have sufficient funds to make any necessary additional investments, which could adversely affect our success and result in the loss of a substantial portion or all of our investment in a portfolio company.

     (8) The Company Operates in a Competitive Market for Investment Opportunities.

     The Company competes for investments with a large number of private equity funds and mezzanine funds, investment banks and other equity and non-equity based investment funds, and other sources of financing, including traditional financial services companies such as commercial banks. Some of the competitors have greater resources than the Company do. Increased competition would make it more difficult for us to purchase or originate investments at attractive prices. As a result of this competition, the Company may sometimes be precluded from making otherwise attractive investments.

     (9)  Our Quarterly and Annual Operating Results Fluctuate
Significantly.

     The Company's quarterly and annual operating results could fluctuate significantly due to a number of factors. These factors include the small number and range of values of the transactions that are completed each quarter, fluctuations in the values of our investments, the timing of the recognition of unrealized gains and losses, the degree to which we encounter competition in our markets, the volatility of the stock market and its impact on our unrealized gains and losses, as well as other general economic conditions. As a result of these factors, quarterly and annual results are not necessarily indicative of our performance in future quarters and years.

     (10)  The Securities We Hold in Our Portfolio Companies are
Subject to Restriction on Resale.

     Our portfolio companies will be private entities and we will acquire their securities in private transactions. As a result, all of the securities we will hold in our portfolio companies are subject to legal restrictions on resale. Furthermore, our ability to sell the securities in our portfolio may be limited by, and subject to, the lack of or limited nature of a trading market for such securities. Therefore, we cannot assure you that we will be able to sell our portfolio company securities for amounts equal to the values that we have ascribed to them or at the time we desire to sell.

     (11) We Are Dependent Upon the Efforts of Our Portfolio Companies to Successfully Commercialize Their Products and Services.

     Our portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities and a greater number of qualified and experienced managerial and technical personnel. They may need additional financing which they are unable to secure and we are unable or unwilling to provide or they may be subject to adverse developments unrelated to the technologies they acquire.

     They may lose the rights granted to them for a technology or a licensing agreement. We cannot assure you that our portfolio companies will be successful or that we will be able to sell the securities we receive at a profit or for sufficient amounts to even recover our initial investment in a portfolio company or that our portfolio company will not take actions that could be detrimental to us.

     (12) We are Subject to Government Regulations Because of Our Status as a Business Development Company.

     The Company has elected to be treated as a BDC under the 1940 Act. The 1940 Act imposes numerous restrictions on our activities, including restrictions on the nature of our investments and transactions with affiliates. Any change in the law or regulations that govern our business could have a material impact on us or our operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change.

     (13)  Our Common Stock Price May Be Volatile.

     The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

     - Price and volume fluctuations in the overall stock market from time to time;

     - Significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

     - Changes in regulatory policies with respect to business development companies;

     - Actual or anticipated changes in our earnings or fluctuations in our operating results;

     - General economic conditions and trends;

     - Loss of a major funding source; or

     - Departures of key personnel.

     Due to the continued potential volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources from our business.

     (14) No Assurance of Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Our Stock.

     The SEC has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets), the rules would apply to the Company and to its securities.

     The SEC has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives;
(b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination
(i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the penny stock and information on the limited market.

     There has been only a limited public market for the common stock of the Company. Our common stock is currently traded on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Company's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

     Potential shareholders of the Company should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Description of Portfolio Company.

     Prior to its election to be a BDC, the Company specialized in the sale and distribution of artificial turf, a synthetic product used for artificial home lawns, childcare playground surfacing, soccer and football fields, and in numerous other applications where conditions prohibit the use of natural grass surfaces. Those business activities are now conducted in the Company's sole portfolio company, Perfect Turf, Inc.

     The Portfolio Company specializes in the sale and distribution of artificial turf, a synthetic product used for artificial home lawns, childcare playground surfacing, soccer and football fields and in numerous other areas applications conditions prohibit the use of natural grass surfaces. The Portfolio Company believes that the artificial turf business will see a dramatic increase due the ongoing advancements in the technology of artificial turf. Additionally, the current drought affecting much of the United States is experiencing and the related increase in watering restrictions favors the introduction of artificial turf as an economic and environmentally friendly alternative. The Portfolio Company believes it is well positioned to be a significant player in the artificial turf business.

     The Portfolio Company has an exclusive license from Avery Sports Turf, Inc. (a related company) to market and resell a unique and patented artificial turf product which provides durability and quality on the upper half of the synthetic system, and can provide a stable shock absorbing pad for low G-Max levels on the bottom half of the synthetic system. These features provide excellent shock absorbing capability, and increases durability significantly when crumb rubber is added to the system. This means the system not only has superior materials but also provides additional safety.

     In the Portfolio Company's view, the artificial turf industry as a whole is faced with two diverging issues and no single understanding on how to profitably address the future. The first area is the proliferation of synthetic turf uses within the drought ridden southwest as well as worldwide, from state and county run facilities to residential applications. The second is the need for educating the community on the benefits of synthetic turf systems as a viable and cost saving alternative to traditional grass environments.

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

As demand for grass alternatives continues to expand, more potential consumers of the Portfolio Company's products will turn to alternative solutions such as:

     Sports -Practice and game fields, playgrounds and other recreational facilities.

     Child Care Centers - Play area surfaces both indoor and outdoor, playgrounds.

     Landscaping Contractors and Suppliers - Landscaping applications such as landscape planting islands, road medians.

     Home Solutions Companies - Such as Home Depot, Menards, Lowes

     Golf Courses / Driving Ranges

     Housing Developments

     The Portfolio Company sells and distributes its artificial turf and related products through regional distributors under a written contract with the Portfolio Company defining the duties, territory and pricing policies governing the distributor's relationship with the Portfolio Company.

     The Company formerly announced two new products subsequent to the end of the 2003 fiscal year, Turf KoatT and ParvoStopT. Turf KoatT is an environmentally responsible antimicrobial preservative that is effective against a broad spectrum of harmful microorganisms that can accumulate on artificial turf and other play surfaces. ParvoStopT is an environmentally friendly antimicrobial liquid that is effective for controlling the Parvocanine virus in animal shelters. The Portfolio Company is preparing marketing plans for these new products, for sale and distribution to its current customers, and across various web channels.

     The Portfolio Company's industry remains extremely competitive, as evidenced by the recent bankruptcy filing of SRI, Inc., the maker of AstroTurfT. It is not possible to determine with accuracy the relative competitive position of the Portfolio Company in the market for artificial turf and related products, but the Portfolio Company believes that it will maintain and possibly increase its market share during fiscal year 2005. Approximately ten other companies are known to be competing with the Portfolio Company in the sale and distribution of artificial turf products in the United States, some of which also manufacture products other than artificial turf surfaces.

     The Company obtains its artificial turf products exclusively from Avery Sports Turf, Inc., which manufactures the products according to technologies and processes unique to that manufacturer. The antimicrobial products recently introduced by the Portfolio Company are formulated and produced for the Portfolio Company by Biomatrix International, Inc., of Princeton, Minnesota, under an exclusive arrangement with the Portfolio Company. The Portfolio Company believes the quality and unique characteristics of the turf and antimicrobial products produced by these manufacturers justifies the Portfolio Company's reliance upon them as sole providers of the Portfolio Company's materials.

     The Portfolio Company is not dependent on one or a few major customers.

     The Portfolio Company employs common law trademarks for its Turf KoatT and ParvoStopT products, which it intends to register during the 2004 fiscal year. In addition the Portfolio Company maintains certain Internet web domains that are the sole and exclusive property of the Portfolio Company, including www.sturf.com. In addition, there are no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

     The Portfolio Company has no responsibility or obligation to seek or obtain any government approval of its principal products, nor is the Portfolio Company aware of any such requirements being imposed on any of its suppliers of products or services.

     The Portfolio Company is not aware of any existing or probable governmental regulations of an extraordinary nature pertaining to its on the business, other than normal and ordinary regulations pertaining to a small business enterprise such as the Portfolio Company. In addition, the Portfolio Company's business does not involve any costs or effects of compliance with environmental laws (federal, state or local environmental laws.)

     The Portfolio Company has not expended any amount spent during each of the last two fiscal years on research and development activities, and if applicable the extent to which the cost of such activities are borne directly by customers.

Employees.

     As of December 31, 2004, the Company and its sole Portfolio
Company had no employees. The Company plans to hire employees during the next 12 months as the need arises.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company maintains offices in a location under lease by Avery Sports Turf, Inc. that is located in Mendota Heights, Minnesota, a suburb of Minneapolis. The Company pays 50 percent of the monthly cost that totals $1,253 per month. The Company considers these offices to be adequate and suitable for its current needs. The Company has a full complement of office equipment and furniture at this location all of which has been fully depreciated.

ITEM 3.  LEGAL PROCEEDINGS.

     Other than as set forth below, the Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

     On October 4, 1999 the Company was named as a defendant in a lawsuit filed in Jefferson County, Texas. The plaintiff, Engineering & Wireless Services, Inc. ("EWS") demanded payment of $27,748.71 for services rendered to the Company in 1996 and 1997. The Company's President at the time, John C. Spradley, had written a check for this same amount on April 2, 1997 that was returned, unpaid and marked "NSF". Mr. Spradley wrote this check without proper authority by the Company, and actually was strictly forbidden by a board resolution to write any checks in excess of $5,000. The writing of the check to EWS left the Company legally obligated to honor this check. The Company has not had any communications with any of the parties of this suit for over 3 years.

     On December 1, 1999, EWS was granted a final default judgment in the amount of $37,214.27, which included $9,249.56 in attorney fees. The Company was notified of such judgment and was not in a position to pay it. On June 9, 2001, a writ of execution was issued by the Third District Court of the State of Utah directing the Salt Lake County Sheriff to collect $39,521.00 from the Company; this amount included post judgment costs of $1412.44 and other costs of $894.29.

     On July 19, 2000, the Company entered into a settlement agreement with EWS. The Company agreed to pay EWS $31,000 over a four month period and issued to EWS 45,000 shares of the Company's common stock. The Company has made the initial payment of $5,000 and delivered the stock due to EWS; but no other payments under the settlement were made. The Company has not reached an agreement with EWS nor has it pursued any agreement during the past year.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's Board of Directors unanimously approved a proposal to change the name of the Company from "Synthetic Turf Corporation of America" to "City Capital Corporation" and to amend and restate its articles of incorporation. As of the close of business on December 3, 2004, the record date for shares entitled to notice of and to sign written consents in connection with the foregoing actions, there were 2,158,080 (215,808,038 pre-split) shares of our common stock, and 101,259 (10,125,934 pre-split) shares of our Series A Preferred Stock, issued and outstanding. Each share of our common stock was entitled to one vote in connection with the foregoing actions. Each share of our Series A Preferred Stock was entitled to 25 votes in connection with the foregoing action. The Company received the written consent of a majority of the voting power associated with the common stock for this corporate action.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     The Company's common stock began trades on the Over the Counter Bulletin Board under the symbol "CCCN". Prior to December 15, 2004 (when the Company was known as Synthetic Turf Corporation of America, Inc.), the common stock traded under the symbol "SYTR". Prior to November 14, 2003 (when the Company was known as JustWebit.com, Inc.), the common stock traded under the symbol "JWIT". The range of closing prices shown below is as reported by this market. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. All prices below are adjusted for the reverse stock split of 100 to 1, which occurred on December 15, 2004.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2004

                                                 High      Low

Quarter Ended December 31, 2004                  0.50      0.025
Quarter Ended September 30, 2004                 0.50       0.10
Quarter Ended June 30, 2004                      0.90       0.38
Quarter Ended March 31, 2004                     2.75       1.05

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2003

                                                 High      Low

Quarter Ended December 31, 2003                  3.00      2.00
Quarter Ended September 30, 2003                 4.00      2.00
Quarter Ended June 30, 2003                      7.00      2.00
Quarter Ended March 31, 2003                     3.00      1.00

Holders of Common Equity.

     As of March 31, 2005, the Company had approximately 747 shareholders of record. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

Dividend Information.

     The Company has not declared or paid a cash dividend to stockholders since it was incorporated. The board of directors presently intends to retain any earnings to finance our operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon our earnings, capital requirements and other factors.

Sales of Unregistered Securities.

     Except as follows, all sales of unregistered (restricted) securities during the fiscal year ended on December 31, 2004 have been previously reported either in a Form 10-QSB or in a Form 8-K:

     (a) On March 24, 2004, and before the reclassification of its issued and outstanding shares, the Company sold 6,000 (600,000 pre-split) shares of common stock to accredited investors for cash of $3,000 ($0.50 per share) (these amounts were incorrectly reported in the March 31, 2004 Form 10-QSB).

     (b) From May 13, 2004 through December 15, 2004, the Company sold ninety day 9.5% convertible notes to 12 investors for total consideration of $238,550.

     These notes are convertible at a discount to market at the time of conversion (70% of closing price on the day prior to conversion). On June 30, 2004, the note holders converted a total of $77,500 of the principal debt with the issuance of 77,500 shares of common stock. However, the remainder of the principal amount has not been repaid when it came due, and, as a result of discussions with the note holders, the notes have extended at the consent of both parties. It is the Company's intention to pay off these notes in the near future. No commissions were paid in connection with any of these sales. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Act"). Each of the transactions did not involve a public offering and each of the investors represented that he was an "accredited" or sophisticated" investor as defined in Rule 502 of Regulation D.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, the audited financial statements and related notes included elsewhere in this Form 10-KSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

     On December 1, 2004, the Company elected status as a registered Business Development Corporation as designated under
Section 54(a) of the Investment Act of 1940. Under this charter, the Company's business is to fund developing businesses through investments in companies or the subsidiaries of the Company. The Company may not hold directly any business other than investment within its entity.

     The Company transferred its assets and liabilities pertaining to the previous business to a wholly owned subsidiary, Perfect Turf, Inc. As a result, the results of operations do not reflect a comparison of the previous year but the operations as two different periods with disparate accounting principles being applicable within the year. For discussion purposes, the period January 1, 2004, through November 30, 2004, during which the Company was not a BDC, will be referred to as "Period One" and the period December1, 2004, through December 31, 2004, will be referred to as "Period Two".

Results of Operations.

     Because the Company has elected to be regulated as a business development company under the 1940 Act, the comparability of our results of operations is impacted by our changes in business strategy during these periods. The results of operations reflected in this discussion include the operations of the Company for the past two years.

(a)  Revenues.

     For the years ended December 31, 2004, and 2003, the Company reported total operating revenues of 71,592 in Period One and zero in Period Two of 2004, and zero for 2003. The discontinued entity had sales of $339,527 for the year ending 2003. Revenues were down due to the discontinued operations.

(b)  Selling, General and Administrative Expenses.

     The Company incurred total selling, general and administrative expenses of $384,251 during Period One and $56,306 during Period Two (total of $440,557) for the year ended December 31, 2004, as compared to $536,978 for the fiscal year ended December 31, 2003. This represents a decrease of $96,421 or approximately 18% in such expenses. Included in such expenses during Period One is stock for services of $167,500. The variance between the fiscal years is the result of the reduction of general operating expenses during the year

(c)  Depreciation and Amortization.

     Depreciation and amortization for both periods in the year ended December 31, 2004, was zero for the Company compared to $38,868 for the year 2003. The variance between the fiscal years is the result of the acquisition in early 2003 of depreciable assets.

(d)  Interest Expense.

     The Company incurred interest expense of $64,633 for Period One and $7,504 for Period Two (total of $72,137) in the fiscal year ended December 31, 2004, compared with such charges of $62,262 in the year ended December 31, 2003, representing an increase of $9,875 or approximately 16%. The variance between the fiscal years is the result of increased accrual of interest bearing indebtedness in 2004.

(e)  Net Operating Loss Carryforward.

     For the fiscal year ending December 31, 2004, the Company had a net operating loss carryforward of approximately $ 10,058,000 as compared with approximately $9,101,000 for the previous fiscal year. Approximately $1,000,000 of this net operating loss was carried forward from the business of Marrco Communications, Inc. and is limited under Internal Revenue Code Section 381, which limits the use of this portion of the Company's net operating loss carryforward to approximately $70,000 per year. The Company has not recognized any of this tax benefit as an asset due to uncertainty of future income and possible change in control of the Company. The increase in net operating loss carryforward is the result of the Company's operating loss experienced in 2004.

(f)  Net Loss.

     The Company recorded a net loss from continued operations of $447,146 for Period One and $63,785 for Period Two (total of $510,931) for the fiscal year ended December 31, 2004, as compared to a net loss of $850,777 for the fiscal year ended December 31, 2003, a decrease of $339,846 or approximately 40%. The decrease was due primarily to lower write-downs of select assets and reduced selling, general, and administrative expenses.

(g)  Extraordinary Item.

     The extraordinary item of $250,148 in 2003 resulted from the restructuring of certain debt owed by the Company to a former officer. The transaction included the issuance of 97,500 (9,750,000 pre split) shares of the Company valued at $39,000

Factors That May Affect Operating Results.

     The operating results of the Company, and after December 1, 2004, Perfect Turf, Inc., can vary significantly depending upon a number of factors, many of which are outside its control. General factors that may affect our operating results include:

     - market acceptance of and changes in demand for products and services;

     - a small number of customers account for, and may in future periods account for, substantial portions of our revenue, and revenue could decline because of delays of customer orders or the failure to retain customers;

     - gain or loss of clients or strategic relationships;

     - announcement or introduction of new services and products by us or by our competitors;

     - price competition;

     - the ability to upgrade and develop systems and infrastructure to accommodate growth;

      - the ability to introduce and market products and services in accordance with market demand;

     - changes in governmental regulation; and

     - reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

     We believe that our planned growth and profitability will depend in large part on the ability to promote its services, gain clients and expand its relationship with current clients. Accordingly, we intend to invest in marketing, strategic partnerships, and development of its client base. If we are not successful in promoting our services and expanding our client base, this may have a material adverse effect on our financial condition and the ability to continue to operate the business.

     We are also subject to the following specific factors that may affect its operating results:

(a)  Competition.

     The market for artificial turf is competitive and we expect competition to continue to increase. In addition, the companies with whom there are existing relationships could develop products or services, which compete with our products or services. In addition some competitors in the market have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than it does. We also expects to face additional competition as other established and emerging companies enter the market for artificial turf. To be competitive, we believe that we must, among other things, invest resources in developing new products, improve its current products and maintain customer satisfaction. Such investment will increase our expenses and affect our profitability. In addition, if we fail to make this investment, we may not be able to compete successfully with its competitors, which could have a material adverse effect on its revenue and future profitability

(b)  Dependence on Suppliers.

     We depend upon one supplier, Avery Sports Turf, Inc., for our products. There is an inherent risk that certain components of our products will be unavailable for prompt delivery or, in some cases, discontinued. We only have limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of certain components be compromised, it could force the us to develop alternative designs using other components, which could add to the cost of goods sold and compromise delivery commitments. If we were unable to obtain products in a timely manner, at an acceptable cost, or at all, we may need to select new suppliers, redesign or reconstruct processes used to build its devices. In such an instance, we would not be able to sell prodcuts for a period of time, which could materially adversely affect its business, results from operations, and financial condition.

(c)  Technological and Market Changes.

     The markets in which we compete are characterized by new product introductions, evolving industry standards, and changing needs of customers. There can be no assurance that our existing products will continue to be properly positioned in the market or that it will be able to introduce new or enhanced products into the market on a timely basis, or at all. Currently, we are focusing on upgrading and introducing new products. There can be no assurance that enhancements to existing products or new products will receive customer acceptance.

     There is the risk to us that there may be delays in initial shipments of new products. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors' responses to the introductions and the desire by customers to evaluate new products for longer periods of time.

(d)  Key Personnel.

     Our success is largely dependent on the personal efforts and abilities of its senior management. The loss of certain members of our senior management, including our chief executive officer, could have a material adverse effect on the Company's business and prospects.

     We intend to recruit in fiscal year 2005 employees who are skilled in our industry. The failure to recruit these key personnel could have a material adverse effect on our business. As a result, we may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurances that we will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

(e)  Operation as a Business Development Company.

     Although the Company is limited by the 1940 Act with respect to the percentage of its assets that must be invested in qualified investment companies, we are not limited with respect to the minimum standard that any investment company must meet, or the industries in which those investment companies must operate. The Company may make investments without shareholder approval and such investments may deviate significantly from our historic operations. Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

     The Company intends to make investments into qualified companies that will provide the greatest overall return on its investment. However, certain of those investments may fail, in which case we may not receive any return on our investment. In addition, the Company's investments may not generate income, either in the immediate future, or at all. As a result, the Company may have to sell additional stock, or borrow money, to cover its operating expenses. The effect of such actions could cause its stock price to decline or, if we are not successful in raising additional capital, the Company could cease to continue as a going concern.

(f)  Limitations on Liability and Indemnification.

     The Company's bylaws include provisions to the effect that we may indemnify any director, officer, or employee. In addition, provisions of Nevada law provide for such indemnification, as well as for a limitation of liability of our directors and officers for monetary damages arising from a breach of their fiduciary duties. Any limitation on the liability of any director or officer, or indemnification of any director, officer, or employee, could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

Operating Activities.

     The net cash used in operating activities was $1,557 (Period One and Period Two) for the year ended December 31, 2004 compared to $82,826 for the year ended December 31, 2003, a decrease of $81,269.
A significant portion of cash used in the year ended December 31, 2004 is attributed to stock issued for expenses.

Investing Activities.

     Net cash used in investing activities was $199,395 (Period One) and $15,792 (Period Two) for the year ended December 31, 2004 as compared to $0 during the year ended December 31, 2003 as a result of investments made by the Company. These loans represent the principal portion of the investment of $280,234, and are comprised of an investment by the Company in the Portfolio Company in the amount of $239,532 (through the Contribution Agreement) and a loan by the Company to InZon Corporation in the amount of $40,792.

Liquidity and Capital  Resources.

     As of December 31, 2004, the Company had no current assets and liabilities of $1,209,690. During the years ended December 31, 2004 and 2003, the Company incurred net losses of $510,931 (Period One and Period Two) and $909,199, respectively, and the Company has an accumulated deficit of $63,785 as of December 31, 2004. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

     The accompanying financial statements have been prepared assuming that the Company continues as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business assuming the Company will continue as a going concern. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately attain profitability.
Our current cash flow from operations will not be sufficient to maintain our capital requirements for the next twelve months. Accordingly, we will need to continue raising capital through either debt or equity instruments. We believe we will need to raise up to $5,000,000 within the next twelve months so we may continue executing our business plans. Whereas the Company has in the past in raised capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet its capital needs, or that financing will be available on terms favorable to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

     - curtail operations significantly;

     - sell significant assets;

     - seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or

     - explore other strategic alternatives including a merger or sale of the Company.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders.

The Company has been successful in obtaining cash resources through private placements. Financing activities provided cash of $241,550 during the year ended December 31, 2004, and included the sale of common stock for $3,000 and the sale of convertible notes for $238,550.

Inflation.

     The impact of inflation on our costs and the ability to pass on cost increases to its customers over time is dependent upon market conditions. We are not aware of any inflationary pressures that have had any significant impact on our operations over the past quarter, and the company does not anticipate that inflationary factors will have a significant impact on future operations.

Other.

     The Company does not provide post-retirement or post-employment benefits requiring charges under Statements of Financial Accounting Standards Nos. 106 and 112.

Off Balance Sheet Arrangements.

     The Company does not engage in any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies.

     The SEC has issued Financial Reporting release No. 60,
"Cautionary Advice Regarding Disclosure About Critical Accounting
Policies" ("FRR 60"); suggesting companies provide additional disclosure and commentary on their most critical accounting policies.
In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.
Based on this definition, the Company's most critical accounting policies include: (a) the use of estimates; (b) valuation of investments; and (c) non-cash compensation valuation. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results reported in its financial statements.

(a)  Use of Estimates.

     The preparation of these financial statements requires our company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(b)  Valuation of Investments.

     Pursuant to the requirements of the 1940 Act, our board of directors is responsible for determining in good faith the fair value of our securities and assets for which market quotations are not readily available. The board of directors is required to value such securities if the validity of the market quotations appears to be questionable, or if the number of quotations is such as to indicate that there is a thin market in the security. In making its determination, the board of directors may consider valuation appraisals provided by independent valuation service providers.

     The board of directors bases its determination of fair value upon, among other things, applicable quantitative and qualitative factors. These factors may include, but are not limited to, type of securities, nature of business, marketability, market price of unrestricted securities of the same issue (if any), comparative valuation of securities of publicly-traded companies in the same or similar industries, current financial conditions and operating results, sales and earnings growth, operating revenues, competitive conditions and current and prospective conditions in the overall stock market.

     Unlike banks, the Company is not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment on a quarterly basis, and record unrealized depreciation for an investment that we believe has become impaired. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

     The Company will adjust quarterly the valuation of our portfolio to reflect the board of directors' determination of the fair value of each investment in our portfolio.

     The Company's Audit Committee reviews each report along with information provided by management which may include correspondence that could materially affect the value of the investment, recent SEC filings that have information that could materially affect the valuations, answers to questions that management has posed on a quarterly basis to the CEO of the investments which make up the majority of the total value.

     The Audit Committee reviews the information provided and makes a recommendation to the board of directors regarding the valuation reports and other information pertinent to the final valuation. The board of directors then determines the value of the investments based on all the information provided. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been obtained had a ready market for the securities existed, and the differences could be material.

     Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. No single standard for determining fair value in good faith exists since fair value depends upon circumstances of each individual case. In general, fair value is the amount that we might reasonably expect to receive upon the current sale of the security.

(c)  Non-Cash Compensation Valuation.

     The Company has issued shares of common stock to various individuals and entities for certain management, legal, consulting and marketing services. These issuances are valued at the fair market value of the service provided and the number of shares issued is determined, based upon the closing price of our common stock on the date of each respective transaction after the period of service.
These transactions are reflected as a component of general and administrative expenses in the accompanying statement of operations.

     On November 20, 2002, the Company's board of directors adopted the Amended and Restated Employee Stock Incentive Plan. On January 19, 2003, the Company filed with the SEC a registration statement on Form S-8 for the purpose of registering 20,000,000 common shares issuable under this plan. However, since the Company has now converted to a BDC, it will no issue any further compensation under this plan, or any other stock compensation plan of the Company.

Forward Looking Statements.

     Information in this Form 10-KSB contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-KSB, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of cash, expectations regarding net losses and cash flow, statements regarding our growth, our need for future financing, our dependence on personnel, and our operating expenses.

     Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, as well as risks related to our ability to market fluctuations and our ability to obtain future financing, and the risks set forth under "Factors That May Affect Our Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the year ended December 31, 2004, and for the year ended December 31, 2003 are presented in a separate section of this report following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 8A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal (chief) executive officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, our principal (chief) executive officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

     Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, misstatements due to error or fraud may occur and not be detected.

Changes in Disclosure Controls and Procedures.

     There were no significant changes in the Company's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

ITEM 8B.  OTHER INFORMATION.

Subsequent Events.

     On December 28, 2004, the Company signed an agreement with Ajax Enterprises, LLC whereby the Company would issue an $850,000 9.5% convertible Note convertible into shares of its common stock. Subsequent to the signing of this agreement, Ajax did not fund the note and the transaction was therefore rescinded on February 4, 2005. The Company has elected, at this time, not to pursue remedies, if any, which it may have against Ajax Enterprises, LLC.

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers.

     The names, ages, and respective positions of the directors and executive officers of the Company are set forth below. The directors named below will serve until the next annual meeting of our stockholders or until their successors are duly elected and have qualified. Directors are elected for a term until the next annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated.

     There are no family relationships between any two or more of our directors or executive officers. There are no arrangements or understandings between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs. There are no other promoters or control persons of the Company. There are no legal proceedings involving the executive officers or directors of the Company.

     Gary Borglund and Richard Overdorff were appointed to the board of directors on February 6, 2001. On July 15, 2002, Gregory Johnson resigned as the president and CEO of the Company; at that time, Mr. Borglund was appointed president and continued in his role of chairman of the board. Mark Crist was appointed to the board of directors on May 15, 2002 and resigned December 6, 2004. On September 30, 2002, Lowell Holden resigned from the board of directors and as CFO of the Company. Richard Dunning joined the board of directors on March 31, 2003 and resigned on January 23, 2003. On December 6, 2004 Patrick Charles was appointed to the board of directors of the Company.

(a)  Gary Borglund, President/Secretary/Director.

     Mr. Borglund, age 57, has over ten years of professional experience in new ventures as a principal and executive, as well as ten years as a consultant. Since 1998, Mr. Borglund has worked exclusively with early stage development, high tech and Internet companies. Mr. Borglund serves on several boards of directors for public and private companies and remains in these capacities with regard to the companies to date. Mr. Borglund was Vice President of Marketing for Greenhaven Marketing from 1991 to 1996 and a Director of Red Oak Management from 1996 to 2000. Since joining the Company, he has dealt with issues regarding funding and the restructuring of debt. Mr. Borglund attended the University of Minnesota.

(b)  Richard Overdorff, Director.

     Mr. Overdorff, age 62, brings a broad base of experience in multiple disciplines for application to corporate planning and operations. His business career includes corporate management with an international airline, serving as a Management Consultant to blue chip corporations with Golightly & Co International of New York City, and the management of a financial services practice providing investment services to individuals and closely held businesses. A 1967 MBA graduate in Marketing and Finance from Penn State University, he earned the designation of Certified Financial Planner in 1984, is licensed as a Securities Principal, an Insurance Broker and a California Real Estate Broker. For the past fourteen years, Mr. Overdorff has been an Independent Registered Representative with TransAm Financial Group, Inc. He is a member of the Financial Planning Association, on the Board of the Orange County Financial Society and a Board Member of the Irvine Valley College Foundation Board of Governors.

(c)  Patrick Charles, Director.

     Mr. Charles, age 43, has a widely varied background in business development. In 1999, he co-founded Digidine, a telecom company with a digital dining guide that was later acquired. From May 2001 to July 2003, Mr. Charles was a partner in Spirit 32 Development, Inc., a telecom software company. For the period of July 2003 to present, he has been a principal in Project Funding Partners LLC, a merchant banking firm. During the early 1990's, Mr. Charles was involved in many entrepreneurial efforts. He was engaged by Coca-Cola USA to deploy and execute its "Presence Marketing" campaigns during Super Bowls XXVIII, XXIX and XXX. Mr. Charles also provided the same services for the World Cup Soccer games of 1994 for the benefit of Coca-Cola USA. He spent eight years on Wall Street the last three at Cantor Fitzgerald Securities Corp. Mr. Charles graduated from the Univ. of Delaware in 1983 with B.A. in Political Science.

Compliance with Section 16(a) of the Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Company's equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and beneficial owners of more than 10% of any class of the Company's equity securities are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) during fiscal 2004, and certain written representations from executive officers and directors, the Company is aware of the following required reports that have not been timely filed: a Form 3 to cover the appointment of Mr. Charles to the board of directors on December 3, 2004 (this form has been prepared and filed with the SEC). Other than this, the Company is unaware of any other required reports that were not timely filed.

Investment Committee.

     The members of the Company's Investment Committee are Messrs. Borglund and Charles, with Mr. Charles being an independent director of the Company. The Investment Committee has responsibility with respect to reviewing and overseeing the Company's contemplated investments and portfolio companies and investments on behalf of the board of directors and reports the results of its activities to the full board. The Investment Committee has the ultimate authority for and responsibility (i) to evaluate and recommend investments, and (ii) review and discuss with management (a) the performance of portfolio companies, (b) the diversity and risk of the Company's investment portfolio, and, where appropriate, make recommendations respecting the role or addition of portfolio investments and (c) all solicited and unsolicited offers to purchase portfolio companies.

Other Committees of the Board Of Directors.

     The Company presently does not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees, except for an Audit Committee (see Item 14). However, our board of directors intends to establish various committees during the current fiscal year.

Code of Ethics.

     The Company has adopted a code of ethics that applies to our board of directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (see Exhibit 14). The code of ethics in general prohibits any officer, director or advisory person of the Company from acquiring any interest in any security which the Company (i) is considering a purchase or sale thereof, (ii) is being purchased or sold by the Company, or (iii) is being sold short by the Company. These persons are required to advise us in writing of his or her acquisition or sale of any such security. This code of ethics is broader and differs from the one specifically required of the Company under the 1940 Act.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth certain information relating to the compensation paid by the Company during the last three fiscal years to the Company's president. No other executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2004, and the two prior fiscal years.

                    Summary Compensation Table.



                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                  Other           Restricted   Securities
principal                                 annual            stock     underlying       LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs(1) payouts compensation
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)
  (a)           (b)       (c)     (d)       (e)             (f)           (g)           (h)       (i)
Gary Borglund,  2004    $55,069(2)  -      -               -           -               -         -
president (1)   2003    $ 9,800     -      -               -           -               -         -
2004            2002    $24,000     -      -               -           -               -         -

Gregory T.      2003          -     -      -               -           -               -         -
Johnson,        2002    $60,000(3)  -      -               -           -               -         -
President



(1)  Mr. Borglund was appointed to the position of president on July
15, 2003.

(2)  The Company has accrued but not paid $44,000 for Mr. Borglund.

(3)   Mr. Johnson resigned as president on July 15, 2003.

     Directors of the Company do not receive cash compensation for their services as directors or members of the committees of the board of directors. All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the board of directors or management committees.

Other Compensation.

     There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Company in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2004, provided for or contributed to by the Company.

Employment Agreement.

     On October 1, 2004, the Company entered into a new employment agreement with Mr. Borglund (see Exhibit 10.5). A further discussion of this agreement is contained under Item 12.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership.

     The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of March 31, 2005 (2,653,458 shares issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of 5% or more of the outstanding common stock; and (ii) all directors and executive officers of the Company as a group:

Title of Class    Name and Address of            Amount of      Percent of
                  Beneficial Owner (1)           Beneficial       Class
                                                 Ownership (2)

Common Stock      Gary Borglund                    37,500          1.41%
                  2535 Pilot Knob Road
                  Suite 118
                  Mendota Heights, MN 55120

Common Stock      Patrick Charles                       0          0.00%
                  2535 Pilot Knob Road
                  Suite 118
                  Mendota Heights, MN 55120

Common Stock      Richard Overdorff                 3,000 (3)      0.11%
                  2535 Pilot Knob Road
                  Suite 118
                  Mendota Heights, MN 55120

Common Stock      Shares of all directors and      40,500          1.53%
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

Securities Authorized for Issuance under Equity Compensation Plans.

     The Company has adopted two equity compensation plans, neither of which has been approved by the Company's shareholders:

(a)  Employee Stock Incentive Plan.

     On March 5, 2002, the Company adopted an Employee Stock Incentive Plan (this plan was amended on November 20, 2002). This plan is intended to allow designated officers and employees of the Company to certain options to purchase company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees. All 20,000,000 shares of common stock authorized under this plan have been registered under a Form S-8's filed with the SEC. The options are exercisable at whatever price is established by the board of directors, in its sole discretion, on the date of the grant. No options have been granted under this plan.

(b)  Non-Employee Directors and Consultants Retainer Stock Plan.

     On March 5, 2001, the Company adopted a Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 3 was adopted on July 1, 2004). The purposes of the plan are to enable the Company to promote the interests of the company by attracting and retaining non-employee directors and consultants capable of furthering the business of the company and by aligning their economic interests more closely with those of the company's shareholders, by paying their retainer or fees in the form of shares of common stock. All 80,000,000 shares of common stock authorized under this plan have been registered a Form S-8's filed with the SEC. As of December 31, 2004, there are no shares remaining to be issued under this plan.




                                    Equity Compensation Plan Information
                                            December 31, 2004
                                                                                 Number of
                                                                                 securities
                                                                                 remaining
                                 Number of                                   available for future
                              securities to be                                  issuance under
                                 issued up               Weighted-average           equity
                               exercise of             exercise price of         compensation
                               outstanding               outstanding            plan (excluding
                             options, warrants         options, warrants      securities reflected
                               and rights                 and rights             in column (a)
Plan category                     (a)                       (b)                      (c)
Equity compensation plans
approved by security holders    0                       0                          0

Equity compensation plans
not approved by security
holders                         0                       0                     Stock Incentive Plan:
                                                                              20,000,000 shares;
                                                                              Director's and Consultant's
                                                                              Plan: 0 shares

Total                           0                       0                     Stock Incentive Plan:
                                                                              20,000,000 shares;
                                                                              Director's and Consultant's
                                                                              Plan: 0 shares


     Since the Company has now converted to a BDC, and under the 1940 Act it is prohibited from issuing stock or options for services, it intends to deregister all of the remaining registered shares under the Employee Stock Incentive Plan as the rules under which it operates do not allow for such issuances. This deregistration will be accomplished by the filing of a Form S-8 POS with the SEC.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Other than as set forth below, during the last two fiscal years there have not been any relationships, transactions, or proposed transactions to which the Company was or is to be a party, in which any of the directors, officers, or 5% or greater shareholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

     (a)  On January 7, 2003 the Company entered into an
Agreement of Sale of Shares with International Surfacing of Colorado, a Colorado corporation, a company controlled by Mr. Dunning and Mr. McElhinney. Under this agreement, the Company acquired 100% of the assets and assumed the liabilities in a wholly owned subsidiary of the Company, International Surfacing of Colorado, a Nevada corporation. The purchase price for these shares was 15,000,000 shares of restricted common stock of the Company.

     In addition, on this date and in connection with the acquisition, Messrs. Dunning and McElhinney each entered into an employment agreement, respectively, with the Company. Under these agreements, the following is to be paid:

     (1) Mr. Dunning: the sum of $100,000 per year. On January 1, 2004 this agreement was terminated with sale of the company to the principals for the payment of $ 3,000 cash to Mr. Dunning and the redemption of 5,000,000 shares of the Company's common stock and the resignation of Mr. Dunning as a member of the board of directors of the Company.

     (2) Mr. McElhinney: the sum of $100,000. On January 1, 2004 this agreement was terminated with the sale of the company to the principals for the payment of $ 3,000 cash to Mr. McElhinney and the return of 5,000,000 share of the Company's commons stock held by Mr. McElhinney.

     (b)  On January 22, 2004 (effective date of December 31,
2003), the Company entered into an agreement with the former International Surfacing of Colorado, Inc, a Colorado corporation ("ISOC") shareholder to divest of the shares of ISOC in exchange for the cancellation of 10,000,000 of the Company's shares held by the former ISOC shareholders (see Exhibit 10.4 to this Form 10-KSB). As terms of the agreement, the former ISOC shareholders received all the outstanding shares of International Surfacing of Colorado, a Nevada corporation, for the redemption and cancellation of 10,000,000 of the Company's shares he held directly or indirectly and the payment of $6,000. In addition the consulting agreements with the Company held by Mr. Dunning and Mr. McElhinney were cancelled as were the outstanding liabilities against their contract.

     (c) On January 15, 2003, the Company entered into an employment agreement with Gary Borglund, its president (see Exhibit
10.2 to this Form 10-KSB). Under the terms of this one-year contract, Mr. Borglund was paid the following: 7,500,000 shares of common stock of the Company valued at a price of $0.02 per share (value changed to $0.005 by an Amendment to Employment Agreement, dated January 15, 2003; see Exhibit 10.3 to this Form 10-KSB). The Company issued the 7,500,000 shares, pursuant to the Company's Form S-8 on file with the Securities and Exchange Commission. Mr. Borglund will keep the stock certificates in his possession, and be authorized by the Company to sell one certificate in the amount of 1,875,000 per quarter. At the end of the year, the Company will issue to Employee common restricted
(144) stock equal to one third percent (33.3%) the gross amount of sale of stock. This will compensate Employee for any tax liability, which arises from the sale of stock. If Employee receives such a cash payment the Employee agrees to return one of the certificates in his possession for each such cash payment received.

     (d) During the year 2003, Mr. Borglund commenced a month-to-month sublease of office space for $300 per month on behalf of the Company. This agreement was terminated on February 29, 2004 when the company commenced occupying space leased by Avery Sports Turf, Inc.
On March 1, 2004, the Company occupied office space located in Mendota Heights, Minnesota that is under lease to that affiliated company.
The Company pays 50% of the total monthly rent of $1,253.

     (e)  On March 1, 2004, the Company leased office space.
Avery Sports Turf, Inc. pays 50% of the total monthly rent of $1,253 at this location. Avery Sports and the Company have a common president and director.

     (f) On October 1, 2004, the Company entered into a new employment agreement with Mr. Borglund (see Exhibit 10.5). Under the terms of this three-year contract, Mr. Borglund is to be paid $80,000 per year, subject to review by the Company's Compensation Committee on an annual basis with regard to the possibility of an increase in base salary; provided, however, the base salary is not to be decreased. In addition, he is eligible to receive an annual bonus; beginning in 2005, the target amount for the annual bonus is not less than 10% of the base salary, subject to review by the Company's Compensation Committee on an annual basis with regard to the possibility of an increased annual bonus and subject to the caveat that the Company's financial performance could result in a decrease or elimination of the Annual Bonus for any year(s).

     Under the agreement, Mr. Borglund is to be granted options to purchase 50,000 shares of the Company common stock (the term of the option is ten years and will vest 25% annually beginning on the first anniversary of the effective date. The stock option price shall be the fair market value of the Company's common stock on the effective date. These options have not yet been granted.

     (g) Through November 2004, the Company bought artificial turf products from Avery Sports, among other companies.

     (h) On December 1, 2004, the Company entered into a Contribution Agreement with its portfolio company, Perfect Turf, Inc., for the purpose of contribution a business to that company of all the assets of the Company in return for all its common stock (see Exhibit 10.6). Both the Company and the Portfolio Company share a common director, Mr. Charles.

     For each of the transactions noted above, the transaction was negotiated, on the part of the Company, on the basis of what is in the best interests of the Company and its shareholders. In addition, in each case the interested affiliate did vote in favor of the transaction; however, the full board of directors did make the determination that the terms in each case were as favorable as could have been obtained from non-affiliated parties.

     Certain of our directors are engaged in other businesses, either individually or through corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Company and such directors. The Company will attempt to resolve such conflicts of interest in our favor.

ITEM 13.  EXHIBITS.

     Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by George Brenner, CPA for the audit of the Company's annual financial statements, and review of financial statements included in the company's Form 10-QSB's: 2004:
$17,500; 2003: $6,148.

Audit-Related Fees.

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by Mr. Brenner that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Audit Fees above: $0.

Tax Fees.

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by Mr. Brenner for tax compliance, tax advice, and tax planning: $0.

All Other Fees.

     The aggregate fees billed in each of the last two fiscal years for products and services provided by Mr. Brenner, other than the services reported above: $0.

Audit Committee.

     The Company's audit committee consists of Richard Overdorff and Patrick Charles, both independent directors of the Company. The audit committee has adopted a written charter. Mr. Overdorff has been designated as the Audit Committee's "financial expert" in compliance with Item 401(e) of Regulation S-B.

     The primary responsibility of the Audit Committee is to oversee our financial reporting process on behalf of the Company's board of directors and report the result of their activities to the board. Such responsibilities include, but are limited to, the selection, and if necessary the replacement, of the Company's independent auditors, review and discuss with such independent auditors (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in our annual report on Form 10-KSB.

     The Company's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       City Capital Corporation



Dated: April 25, 2004                  By: /s/  Gary Borglund
                                       Gary Borglund, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:


Signature                    Title                             Date

/s/ Gary Borglund        President/Secretary/Treasurer     April 25, 2005
Gary Borglund            /Chief Financial Officer
                         (principal financial and
                         accounting officer)/Director

/s/ Richard Overdorff    Director                          April 25, 2005
Richard Overdorff

/s/ Patrick Charles      Director                          April 25, 2005
Patrick Charles

                             George Brenner, CPA
                          A Professional Corporation
                       10680 W. PICO BOULEVARD, SUITE 260
                         LOS ANGELES, CALIFORNIA 90064
                        310/202-6445 - Fax 310/202-6494

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of City Capital Corporation

I have audited the accompanying balance sheet and statement of investments of City Capital Corporation ("Company") as of December 31,
2004, and the related statements of operations, changes in stockholders deficit and cash flows for the periods December 1, 2004 (date of conversion to a Business Development Company - "BDC") to December 31, 2004 and
January 1, 2004 to November 30, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

As set forth in the "Schedule of Investments" and Note 2, "Valuation of Investments" included in the financial statements, investments amounting to $280,324 (100% of total assets) at December 31, 2004 have been valued at fair value as determined by the Board of Directors. I have reviewed the procedures applied by the Board of Directors in valuing such investments and have inspected underlying documentation; while in the circumstances the procedures appear to be reasonable and the documentation appropriate, determination of fair value involves subjective judgment which is not susceptible to substantiation by the audit process.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and cash flows for the periods December 1, 2004 (date of conversion to a BDC) to December 31, 2004 and January 1, 2004 to November 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accounting principles used in the preparation of the financial statements as of and for the period December 1, 2004 (date of conversion to a BDC) to December 31, 2004 under the Investment Company Act of 1940 are different than those used for prior periods and therefore such statements are not directly comparable.


/s/  George Brenner, CPA
April 20, 2005
Los Angeles, CA


                        CITY CAPITAL CORPORATION
             (formerly Synthetic Turf Corporation of America)
                             BALANCE SHEET
                           DECEMBER 31, 2004

                                ASSETS

Investment and advances in portfolio
  company at fair market value as of
  December 31, 2004                                             $    257,657
Investment - InZon                                                    40,792

Total Assets                                                    $    298,449

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Bank overdraft                                                           773
Notes payable including accrued interest of $263,666                 700,814
Accounts payable and accrued expenses                                225,553
Accrued consulting-officer                                            44,000
Convertible debentures                                               238,550

Total Liabilities                                                  1,209,690

Stockholders' Deficit
Common stock, $0.001 par value;
   authorized 235,000,000 shares;
   issued and outstanding 2,233,458 shares                             2,233
Preferred stock, $0.001 par value
   authorized 15,000,000 shares;
   issued and outstanding 101,259                                        101
Additional paid-in capital                                          (849,790)
Accumulated deficit-December 1,2004                                  (63,785)

Total Stockholders' Deficit                                         (911,241)

Total Liabilities and Stockholders' Deficit                          298,449

Net Asset Deficit Value per Share                                    (0.4080)

See accompanying notes to financial statement and Registered
Accountant's Report


                               CITY CAPITAL CORPORATION
                  (formerly Synthetic Turf Corporation of America)
                               STATEMENTS OF OPERATIONS



                                                 Prior to BDC Conv.       As a BDC          Prior Year
                                                Jan 1-Nov 30, 2004     Dec 1-30, 2004         2003
Sales                                          $       71.592          $          --        $       --
Cost of sales                                          69,854                     --                --

   Gross Profit (Loss)                                  1,738                     --                --

Selling, general and administrative expenses          384,251                 56,306           536,978
Depreciation and amortization                              --                                   38,868
Interest expense                                       64,633                  7,504            62,262
Settlement loss                                            --                                  105,849
Impairment write-down                                      --                                  111.132
Other (income)                                             --                    (25)           (4,312)
                                                      448,884                 63,785           850,777

Net (Loss) from Continuing Operations Before
    Income Taxes                                     (447,146)               (63,785)         (850,777)

Income tax expense (benefit)                               --                     --                --

Net (Loss) from Continuing Operations                (447,146)               (63,785)         (850,777)

(Loss) from discontinued operations                        --                     --          (308,570)

Extraordinary item
    Gain on extinguishment of debt                         --                     --           250,148

Net (Loss)                                           (447,146)               (63,785)         (909,199)

Basic and Diluted Loss per Common Share
    (Loss) from continuing operations                 (0.2139)               (0.0305)          (0.5161)
    (Loss) from discontinued operations                    --                     --           (0.1872)
    Income from extraordinary items                        --                     --            0.1517
 Net (Loss) per Share                                 (0.2139)               (0.0305)          (0.5516)

Weighted Average Number of Common Shares
    Used to Compute Net Income (Loss) per Share      2,090,814             2,090,814          1,648,461



See accompanying notes to financial statement and Registered
Accountant's Report


                                  CITY CAPITAL CORPORATION
                     (formerly Synthetic Turf Corporation of America)
                      STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)


                           Common Stock         Preferred Stock       Additional                Net
                           Par Value $0.001     Par Value $0.001       Paid In              Stockholders'
                          Shares      Amount    Shares     Amount       Capital    Deficit    (Deficit)
Balance at 12/31/02       1,201,666    1,202          --       --     $ 7,875,874   $(8,638,401)$ (761,325)

Issuance of common stock
   For cash at $1.00 to
      $1.75 per share       244,154      244                              326,006            --    326,250
   For services at $0.01 to
      $2.00 per share       276,260      276                              319,025            --    319,305
   For compensation to
      president at $0.50
       per share             75,000       75                               37,425            --     37,500
  For accounts payable
      $1.25 per share         8,000        8                                9,992            --     10,000
   For note payable at
     $0.40 per share         97,500       97                               38,903            --     39,000
   For note payable at
       $2.50 per share       16,000       16                               39,984            --     40,000
Net Loss for year                                                                      (909,199)  (909,199)
Balance at 12/31/03       1,918,580    1,918         --        --        8,647,213   (9,547,600)  (898,469)

Discontinued operations
      as of 1/1/04                                                         308,279                 308,279
Issuance of common/
     preferred stock
For services at
 $0.030to $1.50
   per share                338,000      338                               167,162           --    167,500
For cash at $0.50
      per share               6,000        6                                 2,994           --      3,000
For debt conversion
    at $1.00 per share       77,500       78                                77,422           --     77,500
Cancelled shares at
    $1.00 per share        (100,000)    (100)                              (99,900)          --   (100,000)
Cancelled shares
    at $1.30 per share       (7,000)      (7)                               (8,743)          --     (8,750)
For debt conversion
    at $0.10 per share                             101,259     101          50,529                  50,630
Net Loss Jan.1-Nov.30                                                                  (447,146)  (447,146)
Net Loss Dec 1-31 BDC                                                                   (63,785)   (63,785)
  Rounding stock spli           378
  Elimination of deficit
   at conversion to BDC                                                   (9,994,746) 9,994,746         --
Balance as of 12/31/04     2,233,458  $2,233       101,259     $101       $ (849,790)$  (63,785) $(911,241)


See accompanying notes to financial statements and Registered Accountant's
Report


                                 CITY CAPITAL CORPORATION
                    (formerly Synthetic Turf Corporation of America)
                                 STATEMENTS OF CASH FLOWS


                                                 Prior to BDC Status       As a BDC          Prior Year
                                                Jan 1-Nov 30, 2004      Dec 1-30, 2004         2003
Operating Activities
     Net (Loss)                                 $   (447,146)          $  (63,785)          $ (909,199)
   Less: net loss from discontinued operations            --                   --              308,570
   Less:  extraordinary item                              --                   --             (250,148)
     Net (loss) from continuing operations          (447,146)             (63,785)            (850,777)
     Adjustments to reconcile net loss
      to net cash required by operating activities:
    Settlement loss                                       --                   --              105,849
    Stock issued for expenses                        167,500                    -              356,805
Depreciation and amortization                             --                   --               38,868
Discontinued operations                              308,279                   --                   --
    Settlement loss                                 (105,849)                  --                   --
    Write off of impaired assets                          --                   --              111,132
Changes in operating assets and liabilities
   Receivables                                        (4,334)                  --                5,000
   Bank overdraft                                         --                  773               (3,871)
   Inventory                                           7,550                   --               (7,550)
   Due from affiliates                                    (0)                  --               (51,250)
   Note payable                                            0                   --                60,000
   Accounts payable and accrued expenses              72,448               63,007               152,968
      Total Adjustments                              445,594               63,780               767,951
Net Cash Used in Operating Activities                 (1,552)                  (5)              (82,826)
Investing Activities
  Loan to portfolio company                         (199,395)             (15,792)                   --
Financing Activities
  Sale of common stock                                 3,000                   --               326,250
  Convertible debentures, proceeds                   161,050                   --                77,500
  Notes proceeds                                      16,170               12,572                24,000
 Net Cash Provided by Financing Activities           180,220               12,572               427,750
Increase (Decrease) in Cash from
   Continuing Operations                             (20,727)              (3,225)              344,924

Net Change in Discontinued Operations                     --                   --              (320,972)

Cash:
  Beginning of Period                                 23,952                3,225                    --

  End of Period                                        3,225                    0                23,952

Supplemental Disclosure of
   Cash Flow Information:
  Cash paid for interest                                  --                   --
  Cash paid for income taxes                              --                   --
  Pay down of subsidiary's debt,
         16,000 shares at $2.50                           --               40,000
   Debt settlement - accounts payable
       Year ended December 31, 2004
          77,500  common shares  at $1.00 per share   77,500                   --
01,259 Preferred shares at $0.10 per share            50,630                   --
       Year ended December 31, 2003:
       77,200 shares at $1.00 to $2.00 per share          --               10,000
Partial pay down on notes payable converted
      97,500 shares at $0.40 per share                    --               39,000



See accompanying notes to financial statement and Registered
Accountant's Report


                          CITY CAPITAL CORPORATION
              (formerly Synthetic Turf Corporation of America)
                          SCHEDULE OF INVESTMENTS
                          As of December 31, 2004



                                            Title of Securities            Percentage of
Portfolio Company          Industry           Held by Company                Class Held        Fair Value
Perfect Turf, Inc          Artificial Turf      Common Stock               100%                 $239,532(1)

InZon Corporation          Voice over IP        Loan                       100%                  $40,792

Total Investments                                                                               $280,324



(1) Fair value excludes advances of $$18,125.

See accompanying notes to financial statement and Registered
Accountant's Report


                        CITY CAPITAL CORPORATION
            (formerly Synthetic Turf Corporation of America)
                     NOTES TO FINANCIAL STATEMENTS

NOTE 1:  HISTORY OF OPERATIONS

Business Activity.

City Capital Corporation (formerly Synthetic Turf Corporation of America, Inc) ("Company") changed its name in 2004 to reflect its new business model. The Company's previous business model offered the sale of artificial turf. Effective December 1, 2004 the Company began to operate as a Business Development Company ("BDC") under Section 54(a) of the Investment Company Act of 1940 ("1940 Act").

NOTE 2:  CONTINUED EXISTENCE

The Company has not generated any significant revenue from continuing operations during the years ended December 31, 2004 and 2003 and has funded its operation primarily through the issuance of debt and equity. Accordingly, the Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company, as described above, is in the business of investing in operations of other companies. There can be no assurance that the Company will be successful in its new endeavor.

NOTE 3:  SIGNIFICANT ACCOUNTING POLICIES

Presentation.

The Company disengaged its affiliation with a wholly owned subsidiary in the artificial turf business on December 31, 2003; consequently the accompanying financial statements record the net assets and loss of that wholly owned subsidiary as a single line on statement of operations for the year ending 2003.

On November 29, 2004 the Company elected to become a Business
Development Company. To qualify for that election, the Company transferred all the assets related to the artificial turf business to Perfect Turf, Inc, a wholly owned subsidiary.

All shares of stock have been adjusted in the financial statements and footnotes to reflect the one share for one hundred shares reverse stock split. See Note 11: "Reverse stock split".

                See accompanying Registered Accountant's Report

Under the rules governing a BDC, the Company does not consolidate the results of its portfolio companies but assigns a fair market value as determined by the board of directors to these operations. The results of Perfect Turf, Inc., the sole portfolio company, is not included in the statements of the Company and is carried only as an investment on the balance sheet of the Company.

Stock Based Compensation.

Shares of the Company's common stock were issued for consulting and marketing services under a "Non-Employee Directors and Consultant Retainer Stock Plan". These issuances are valued at the fair market value of the services provided and the number of shares issued is determined based upon what the price of the common stock is on the date of each respective transaction.

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

                See accompanying Registered Accountant's Report

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

Since the fully diluted loss per share for 2004 and 2003 was antidilutive, basic and diluted losses per share are the same.
Accordingly, options to purchase common stock issuable upon conversion of a convertible debentures and preferred stock were not included in the calculation of diluted earnings per common share.

Valuation of Investments

As required by the Securities and Exchange Commission's Accounting
Series Release ("ASR") 118, the investment committee of the Company is required to assign a fair value to all investments. To comply with
Section 2(a)(41) of the 1940 Act and Rule 2a-4 thereunder, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the methods used in valuing each issue of security in the Company's portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such intervals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

NOTE 4:  RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements. Although the Company does not carry any inventory this pronouncement could impact the method of valuation of entities the Company holds as investments.

                See accompanying Registered Accountant's Report

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects that it is possible, but not probable, that the adoption of this standard will have a material impact on its financial statements.

NOTE 5:  DISCONTINUTED OPERATIONS

On January 7, 2004, the Company discontinued the operations of its subsidiary International Surfacing of Colorado, Inc. The subsidiary was disposed of effective on that date by way of a settlement agreement with the two stockholders.

NOTE 6: TRANSFER OF ASSETS AND LIABILITIES TO SUBSIDUARY

On December 1, 2004, the Company transferred certain assets and no liabilities to its portfolio company, Perfect Turf, Inc. The transfer of the assets is required to comply with the rules of a BDC, which the company elected to be subject to. Under the rules governing a BDC, the Company does not consolidate the financial results of its subsidiary but reports a fair market value of that subsidiary as determined by the board of directors of the Company. See Note 8:
Related Parties.

NOTE 7:  INCOME TAXES

As discussed in Note 1, the Company adopted SFAS No. 109 effective January 1, 1992. One of the provisions of SFAS No. 109 enables companies to record deferred tax assets for the benefit to be derived from the utilization of net operating loss carryforwards and certain deductible temporary differences. At December 31, 2004 and 2003, the tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below by applying the United States federal income tax rate of 34% to loss before income taxes:

                                              2004               2003

Net operating loss carryforwards              $3,268,000         $3,094,000

Less: valuation allowance                      3,268,000          3,094,000

                                                      --                 --

Due to operating losses incurred by the Company, the Company established a related valuation allowance of $3,268,000 and $3,094,000 at December 31, 2004 and 2003, respectively.

                See accompanying Registered Accountant's Report

As of December 31, 2004, the Company has net operating loss carryforwards of approximately $9,612,000 for federal income tax return purposes, which expire in 2006 through 2023. Additionally, the Company has a $180,527 capital loss carry forward. Benefit for these contingent assets is dependent upon the Company's ability to generate future earnings. Any material change in corporate ownership will greatly reduce the net operating loss carry forward. The future tax benefits for these tax assets are dependent upon the Company's ability to generate future earnings.

NOTE 8:  RELATED PARTY TRANSACTIONS

On December 1, 2004 the Company transferred assets that were directly related to the artificial turf business to its portfolio company, Perfect Turf, Inc. Under the terms of the transfer, certain representations and warrantees were made by the Company pertaining to the assets the subsidiary received. Under the rules governing a BDC, the subsidiary does not need to consolidate its financial statements with the parent. The assets and liabilities transferred and operating results through November 30, 2004 do not be reflected on the Company's financial statements. The Company carries as an investment, the fair market value of the subsidiary as determined by the Company's board of directors.

On October 1, 2004, the Company entered into a new employment agreement with Mr. Borglund. Under the terms of this three-year contract, Mr. Borglund is to be paid $80,000 per year, subject to review by the Company's Compensation Committee on an annual basis with regard to the possibility of an increase in base salary; provided, however, the base salary is not to be decreased. In addition, he is eligible to receive an annual bonus; beginning in 2005, the target amount for the annual bonus is not less than 10% of the base salary, subject to review by the Company's Compensation Committee on an annual basis with regard to the possibility of an increased annual bonus and subject to the caveat that the Company's financial performance could result in a decrease or elimination of the Annual Bonus for any year(s). Under the agreement, Mr. Borglund is to be granted options to purchase 50,000 shares of the Company common stock (the term of the option is ten years and will vest 25% annually beginning on the first anniversary of the effective date. The stock option price shall be the fair market value of the Company's common stock on the effective date. These options have not yet been granted.

The Company shares office space with an affiliate.

NOTE 9:  CONTINGENCIES

In January 2004, the Company was advised that the parties with whom the Company negotiated a settlement and disposition of its former turf installation business (See Note 5, "Discontinued Operations") are dissatisfied with the results of the settlement transaction and have not returned to the Company, for cancellation, the 100,000 restricted shares of the Company's common stock as required by the settlement agreement, notwithstanding the performance by the Company of the obligations imposed on the Company by the settlement agreement. Accordingly, the Company does not believe, based on its assessment, that it is necessary to make any provisions in its financial statements for any possible adverse result.

                See accompanying Registered Accountant's Report

NOTE 10: ISSUANCE OF PREFERRED SHARES

On December 1, 2004 the Company issued 101,259 shares of class A preferred shares in exchange for the reduction of $50,630 of short-term debt. The preferred shares have a par value of $0.001. Each share of this class has 25 votes compared to one vote for each share of common stock. On December 10, 2004 the preferred shares were reverse split at the same ratio as the reverse split of the common shares. See Note 11.

NOTE 11: REVERSE STOCK SPLIT

On December 15, 2004, did a 100 to 1 reverse split of common shares authorized and outstanding. All share and per share amounts in the accompanying financial statements of the Company and notes thereto, have been retroactively adjusted to give effect to the stock splits. The total number of shares of stock authorized to be issued by the Company remained at 235,000,000) shares of common stock and 15,000,000 shares of preferred stock.

NOTE 12:  INVESTMENT IN PORTFOLIO COMPANY

On December 1, 2004, the Company transferred certain of its assets into Perfect Turf, Inc. in exchange for 1,000 shares of Perfect Turf's common stock.

NOTE 13:  SUBSEQUENT EVENTS

On December 28, 2004, the Company signed an agreement with Ajax Enterprises, LLC whereby the Company would issue an $850,000 9.5% convertible Note convertible into shares of its common stock. Subsequent to the signing of this agreement, Ajax did not fund the note and the transaction was therefore rescinded on February 4, 2005. The Company has elected not to pursue the remedies, if any, which it may have against Ajax Enterprises, LLC.

                            EXHIBIT INDEX

Number                 Description

2.1 Agreement and Plan of Reorganization between the Company, Media Rage Of Utah, Inc., and the shareholders of Media Rage Of Utah, Inc., dated June 1, 1999 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 11, 1999).

2.2 Agreement of Sale of Shares between the Company and shareholders of H.J. Ventures, Inc., dated November 15, 2001 (incorporated by reference to Exhibit 2 of the Form 8-K/A filed on December 14, 2001).

2.3     Agreement and Plan of Merger between the Company, ISC
        Acquisition Inc., and International Surfacing of Colorado, Inc. and its shareholders), dated December 9, 2002
        (incorporated by reference to Exhibit 2 of the Form 8-K filed on January 21, 2003).

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

3.8 Certificate of Amendment to Articles of Incorporation, dated August 4, 2004 (filed herewith).

3.9 Certificate of Amendment to Articles of Incorporation, dated December 10, 2004 (filed herewith).

3.10 Certificate of Amendment to Articles of Incorporation, dated December 10, 2004 (filed herewith).

3.11    Bylaws, dated March 1, 2001 (incorporated by reference to
        Exhibit 3.6 of the Form 10-KSB filed on April 13, 2001).

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

4.4 Debenture Agreement executed by the Company in favor of Jon Richard Marple and Jon H. Marple, dated February 8, 2001
        (incorporated by reference to Exhibit 4.3 of the Form 10-QSB filed on May 15, 2001).

4.5     Common Stock Purchase Agreement between the Company and
        Silverwood Opportunity Fund, dated June 11, 2001
        (incorporated by reference to Exhibit 4.4 of the Form SB-2 filed on August 31, 2001).

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

4.10    Certificate of Designation, dated November 5, 2004
        (incorporated by reference to Exhibit 4.10 of the Form 10-QSB filed on November 15, 2004).

10.1    Employment Agreement between the Company and Richard
        Dunning, dated January 3, 2003 (incorporated by reference to
        Exhibit 10.1 of the Form 10-QSB filed on November 13, 2003).

10.2 Employment Agreement between the Company and Gary Borglund, dated January 15, 2003 (incorporated by reference to Exhibit
        10.5 of the Form 10-KSB filed on April 15, 2003).

10.3    Amendment to Employment Agreement between the Company and
        Gary Borglund, dated January 15, 2003 (incorporated by reference to Exhibit 10.6 of the Form 10-KSB filed on April 15, 2003).

10.4    Separation Agreement between the Company, and Richard
        Dunning and Dennis McElhinney, dated January 22, 2004
        (incorporated by reference to Exhibit 10.4 of the Form 10-KSB filed on April 5, 2004).

10.5 Employment Agreement between the Company and Gary Borglund, dated October 1, 2004 (incorporated by reference to Exhibit
        10.5 of the Form 10-QSB filed on November 15, 2004).

10.6 Contribution Agreement between the Company and Perfect Turf, Inc. (the following to this agreement have been omitted:
        Schedule 1: List of Assets; and Schedule 2: List of
        Liabilities), dated December 1, 2004 (filed herewith).

14 Code of Business Conduct and Ethics, adopted by the Company's board of directors (filed herewith).

21     Subsidiaries of the Company (filed herewith).

31     Rule 13a-14(a)/15d-14(a) Certification of Gary Borglund
       (filed herewith).

32     Section 1350 Certification of Gary Borglund (filed herewith).

99     Audit Committee Charter, dated April 19, 2005 (filed herewith).