Form 10-Q
period 2005-03-31
CITY CAPITAL CORP
filed 2005-05-19
CIK 793986

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

                                   (651) 452-1606
                              (Company's Telephone Number)

            ______________________________________________________________
            (Former Name, Former Address, and Former Fiscal Year, if Changed
                                   Since Last Report)

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90
days.  Yes    X        No           .

     Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):  Yes
No     X      .

     As of March 31, 2005, the Company had 2,553,458 shares of common stock issued and outstanding.


                                    TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       PAGE

         ITEM 1.  FINANCIAL STATEMENTS

                  REVIEW REPORT OF INDEPENDENT REGISTERED
                  PUBLIC ACCOUNTING FIRM                                3

                  BALANCE SHEETS AS OF
                  MARCH 31, 2005 AND DECEMBER 31, 2004                  5

                  STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED
                  MARCH 31, 2005 AND MARCH 31, 2004                     6

                  STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED
                  MARCH 31, 2005 AND MARCH 31, 2004                     7

                  SCHEDULE OF INVESTMENTS                               8

                  NOTES TO FINANCIAL STATEMENTS                         9

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS        12

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                    28

         ITEM 4.  CONTROLS AND PROCEDURES                              28

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                    29

         ITEM 2.  UNREGISTERED SALES OF EQUITY
                  SECURITIES AND USE OF PROCEEDS                       30

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                      30

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                  30

         ITEM 5.  OTHER INFORMATION                                    31

         ITEM 6.  EXHIBITS                                             31

SIGNATURE                                                              31

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             George Brenner, CPA
                         A Professional Corporation
                     10680 W. PICO BOULEVARD, SUITE 260
                      LOS ANGELES, CALIFORNIA 90064
                      310/202-6445 - Fax 310/202-6494

        REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of City Capital Corporation, a Business Development Company

I have reviewed the accompanying balance sheet of City Capital
Corporation, a Business Development Company ("BDC"), as of March 31, 2005, and the related statements of operations and cash flows for the three months ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

As set forth in the "Schedule of Investments" included in the financial statements, investments amounting to $379,417 (100% of total assets) at March 31, 2005 have been valued at fair value as determined by the Board of Directors. Determination of fair value involves subjective judgment which is not susceptible to substantiation by the audit process.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

The accounting principles used in the preparation of the financial statements for the quarter ended March 31, 2004 are prior to the December 6, 2004 date when the Company converted to a BDC under the Investment Company Act of 1940. Because of this current and prior periods are not directly comparable.


/s/  George Brenner, CPA
George Brenner, CPA
Los Angeles, California
May 12, 2005


                           CITY CAPITAL CORPORATION
                                BALANCE SHEETS

                                    ASSETS

                                                   March 31,
                                                     2005         December 31,
                                                  (Unaudited)         2004

Investment and advances in portfolio
  company at fair market value                    $   331,625     $    257,657
Investment - InZon Corporation                         47,792           40,792

Total Assets                                          379,417          298,449

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Bank overdraft                                          9,037              773
Notes payable including accrued interest; $288,666
   as of March 31, 2005 and  $ 263,666 as of December
   31, 2004                                           825,240           700,814
Accounts payable and accrued expenses                 235,755           225,553
Accrued consulting-officer                             60,000            44,000
Convertible debentures                                237,050           238,550

  Total Liabilities                                 1,367,082         1,209,690

Stockholders' Deficit
Common stock, $0.001 par value;
   authorized 235,000,000 shares;
   issued and outstanding: 2,553,458 as of
   March 31 2005 and 2,233,458 as of
December 31, 2004                                       2,553            2,233
Preferred stock, $0.001 par value
   authorized 15,000,000 shares;
   issued and outstanding; 157,260 as of March 31
    and 101,259 as of December 31, 2004                   157              101
Additional paid-in capital                           (726,166)        (849,790)
Accumulated deficit                                  (264,209)         (63,785)

Total Stockholders' Deficit                          (987,665)        (911,241)

Total Liabilities and Stockholders' Deficit           379,417          298,449

Net Asset ( Deficit) Value per Share                  (0.3828)         (0.4080)

                  See accompanying notes to financial statements


                               CITY CAPITAL CORPORATION
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                                       Three Months Ended
                                                                            March 31,
                                                                     As a BDC      Prior to BDC
                                                                                     Status
                                                                        2005          2004
Revenues                                                             $       --    $    1,074

Cost of Revenues                                                             --            --

Gross Profit                                                                 --         1,074

Selling, General, and Administrative Expenses                           183,124       129,915

Other Expense                                                           (11,650)           --

Interest Charges (net of interest income)                                28,493        15,581
                                                                        199,967       145,496

Net Loss Before Income Taxes                                           (199,967)     (144,422)

Income Tax Expense (Benefit)                                                 --            --

Net Income (Loss)                                                      (199,967)     (144,422)

Basic and Diluted Loss Per Common Share
Net Loss                                                                (0.0787)      (0.0739)

Weighted Average Number of Common Shares
   Used to Compute Net Income (Loss) per
   Weighted Average Share                                             2,539,394 (1) 1,954,227


 (1) Adjusted for a one for one hundred reverse split of the common stock that was effective on December 15, 2004.

                          See accompanying notes to financial statements


                                  CITY CAPITAL CORPORATION
                                  STATEMENTS OF CASH FLOWS
                                        (Unaudited)


                                                                       Three Months Ended
                                                                            March 31,
                                                                     As a BDC      Prior to BDC
                                                                                     Status
                                                                        2005          2004
Cash Flows From Operating Activities
Net profit (loss                                                     $   (199,967) $   (144,422)
Adjustments to reconcile net profits (loss)
to net cash used in operating activities:
Bank overdraft                                                              9,037
Stock issued for expenses                                                  96,000        94,500
Accrued  expense - related party                                           16,000            --
Accounts payable and accrued expenses                                       8,972         2,469
Net Cash Used In Operating Activities                                     (69,958)      (47,453)

Cash Flow From Investing Activities
Advances to portfolio company                                             (73,968)           --
Investment - InZon Corporation                                             (7,000)           --
Net Cash Used In Investment Activities                                    (80,968)           --

Cash Flows From Financing Activities
Loans                                                                     152,426        18,500
Payment on debenture                                                        1,500            --
Sale of common stock                                                           --         5,000
Net Cash Provided By Financing Activities                                 150,926        23,500

Increase (Decrease) In Cash and Cash Equivalents                               --       (23,953)

Cash and Cash Equivalents at Beginning of Period                               --        23,953

Cash and Cash Equivalents at End of Period                                     --            --

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest                                                                       --            --
Income taxes                                                                   --            --

Noncash Investing and Financing Activities
     320,000 shares @ 0.30 for services                                    96,000            --
(1) 43,000 shares @ $1.50 for service                                          --        64,500
(1)  60,000 shares @ $0.50 for service                                         --        30,000



(1) Adjusted for a one for one hundred reverse split of the common stock that was effective on December 15, 2004.

                         See accompanying notes to financial statements

                                   CITY CAPITAL CORPORATION
                                    SCHEDULE OF INVESTMENTS
                                          (unaudited)
                                        MARCH 31, 2005


                                           Title of Securities      Percentage of
Portfolio Company        Industry            Held by Company          Class Held          Fair Value
Perfect Turf, Inc        Artificial Turf        Common Stock          100%                 $331,625 (1)

InZon Corporation        Voice over IP          Loan                  100%                   47,792

Total Investments                                                                          $379,417 (2)


(1)  Fair value includes advances of $92,093.

(2)  Fair value was determined by the Company's board of directors.

                     See accompanying notes to financial statements


                                CITY CAPITAL CORPORATION
                             NOTES TO FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The Company.

City Capital Corporation, a Nevada corporation ("Company"), was incorporated in Nevada on July 24, 1984, as Diversified Ventures, Ltd. On March 27, 1987, the Company changed its name to M.V.I.D. International Corporation; on April 6, 1994, the name was changed to Micro-Lite Television. On October 25, 1996, the Company changed its name to Superior Wireless Communications, Inc.; on August 18, 1999, the name was changed to JustWebit.com, Inc. On November 6, 2002, the Company changed its name to City Capital Corporation. The Company's fiscal year ends on December 31. 2004.

Effective December 1, 2004 the Company commenced operating as a Business Development Company ("BDC") under Section 54(a) of the
Investment Company Act of 1940 ("1940 Act").

Basis of Presentation.

In accordance with Securities and Exchange Commission ("SEC") rules and regulations for BDC's, the Company does not consolidate or use the equity method to account for its controlling investment in the Portfolio Company. Rather, the Company's investment in such entity is reported at fair value. Any future fluctuations in such fair value since the date of the conversion to a BDC will be reflected as an unrealized gain on investment in the statements of operations.

The Company's accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Regulation S-X of the SEC. Accordingly, these unaudited condensed financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In management's opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying condensed financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 2004 contained in the Form 10-KSB.

Although the nature of the Company's operations and its reported financial position, results of operations and cash flows are dissimilar for the periods prior and subsequent to becoming a BDC, its unaudited operating results and cash flows for the periods ended March 31, 2005 and March 31, 2004 are presented in the accompanying financial statements pursuant to Regulation S-X.

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

Earnings (Loss) per Share.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Effective January 1, 1998, the Company adopted SFAS No.
128. Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the fully diluted losses per share for the first quarter of fiscal years 2005 and 2004 were antidilutive, basic and diluted losses per share are the same. Accordingly, rights to purchase common issuable upon conversion of convertible debentures were not included in the calculation of diluted earnings per common share.

NOTE 3:  GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $199,967 for the quarter ended March 31, 2005. As of March 31, 2005, the Company reported an accumulated deficit of $1,015,605. The industry in which the Company operates is very dynamic and extremely competitive. The Company's ability to generate financial gains and positive cash flows is dependent on the ability to make investments which yield returns as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of March 31, 2005, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 4:  RELATED PARTIES

In October 2004, the Company entered contract with Gary Borglund,
President and the CEO of the Company. Under the terms of the agreement Mr Borglund is paid a base amount of $80,000 per annum plus certain incentives as approved by the Board of Directors of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of the Company's financial condition and results of operations is based upon, and should be read in conjunction with, its unaudited condensed financial statements and related notes included elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

     On December 6, 2004, the Company elected, by the filing of a Form N-54A, to be regulated as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act"). On December 1, 2004, the Company moved its assets into Perfect Turf, Inc. ("Portfolio Company") in exchange for 100% of the outstanding shares of the Portfolio Company's common stock (1,000 shares) in order to meet the requirements of the 1940 Act. The Portfolio Company will continue to focus on the sale and distribution of artificial turf, a synthetic product used for artificial home lawns, childcare playground surfacing, soccer and football fields and in numerous other areas applications conditions prohibit the use of natural grass surfaces.

     The Company intends to invest in companies with historically profitable results, strong balance sheets, high profit margins, and solid management teams in place. The Company will seek to leverage the combined talents of an experienced management team to invest in those types of companies and to enhance shareholder value.

     A business development company is defined and regulated by the 1940 Act. A business development company must be organized in the United States for the purpose of investing in or lending primarily to private companies and making managerial assistance available to them. A business development company may use capital provided by public shareholders and from other sources to invest in long-term, private investments in businesses. A business development company provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing primarily in privately owned companies.

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

     To include certain securities described above as qualifying assets for the purpose of the 70% test, a business development company must make available to the issuer of those securities significant managerial assistance such as providing significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company or making loans to a portfolio company. The Company offers to provide managerial assistance to each of its portfolio companies.

     As a business development company, the Company is entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has asset coverage of at least 200% immediately after each such issuance. See "Risk Factors."

     The Company may be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the Securities and Exchange Commission ("SEC").

     As a business development company, the Company's primary goal is to increase its net assets by investing in private development stage or start-up companies that possess or will likely identify emerging and established technologies and markets for those technologies. These private businesses are thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have no history of operations. It is the goal of the Company to assemble a diverse portfolio of companies, which will leverage the combined talents of an experienced management team to incubate these companies and seek to enhance shareholder value. As a result, the Company will focus on making equity and not debt investments.

     The Company will likely be periodically examined by the SEC for compliance with the 1940 Act. As with other companies regulated by the 1940 Act, a business development company must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, the Company is prohibited from protecting any director or officer against any liability to the Company or our shareholders arising from willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

     The Company must maintain a code of ethics that establishes procedures for personal investment and restricts certain transactions by our personnel. The Company's code of ethics generally does not permit investment by our employees in securities that may be purchased or held by us. As a business development company under the 1940 Act, we are entitled to provide loans to our employees in connection with the exercise of options. However, as a result of provisions of the Sarbanes-Oxley Act of 2002, the Company is prohibited from making new loans to, or materially modifying existing loans with, its executive officers in the future.

     The Company may not change the nature of its business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a "majority of the outstanding voting securities," as defined in the 1940 Act, of our shares. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company's shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company. Since the Company made its business development company election, it has not made any substantial change in the nature of its business.

     The Company intends to fund new investments using cash, through the issuance of its common stock, the reinvestment of previously accrued interest and dividends in debt or equity securities, or the current reinvestment of interest and dividend income through the receipt of a debt or equity security (payment-in-kind income). From time to time, the Company may also opt to reinvest accrued interest receivable in a new debt or equity.

(a)  Valuation Methodology.

     The Company will determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized gains or losses being recognized. At March 31, 2005, approximately 87% of our total assets represented an investment in the Portfolio Company at fair value. Fair value is defined in
Section 2(a)(41) of the 1940 Act as (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistently applied valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

     There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

     The Company's investment in the Portfolio Company is carried at cost (which approximates fair value) as this investment represents a continuation of the Company's former business prior to its election as a BDC, and is under common control at date of transfer.

     Unlike banks, the Company is not permitted to provide a general reserve for anticipated loan losses. Instead, the Company is required to specifically value each individual investment on a quarterly basis. The Company will record unrealized depreciation on investments when it believes that an investment has become impaired. Conversely, the Company will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value.

     As a business development company, the Company will invest in liquid and illiquid securities, including debt and equity securities primarily of private companies. Our investments will generally be subject to restrictions on resale and generally have no established trading market. Because of the type of investments that the Company makes and will make, and the nature of its business, its valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition, and market changing events that impact valuation.

(b)  Investment in Portfolio Company

     On December 1, 2004, the Company moved assets into the Portfolio Company, which will continue to focus on the sale and distribution of artificial turf, a synthetic product used for artificial home lawns, childcare playground surfacing, soccer and football fields and in numerous other areas applications conditions prohibit the use of natural grass surfaces.

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

     The Company has historically experienced operating losses and negative cash flow. The Company expects that these operating losses and negative cash flows may continue through additional periods. In addition, the Portfolio Company only has a limited record of revenue-producing operations and there is only a limited operating history upon which to base an assumption that it will be able to achieve its business plans.

     During the quarter ending March 31, 2005 the Company invested an
additional $92,093 in the Portfolio Company.   In addition, the
Company loaned an additional $7,000 to InZon Corporation. These investments were done in cash for the purpose of supporting the ongoing working capital and general and administrative expense needs of the Portfolio Company and InZon Corporation. This brings the total investment in the Portfolio Company to $331,625 and in InZon Corporation to $47,792 as of March 31, 2005.

Results of Operations.

     The results of operations reflected in this discussion include historical operations of the Company prior to becoming a BDC.

(a)  Revenues.

     The Company reported zero income for the three months ended
March 31, 2005. and for the three months ended March 31, 2004, the Company generated revenues of $1,074. The decrease in revenues was a result of the Company's change in 2004 to a BDC.

(b)  Selling, General, and Administrative Expenses.

     The operating loss for the three months ended March 31, 2005, totaling $199,967 was attributable to selling, general and administrative expenses of which salaries and professional services made up the largest portion. Professional fees and outside services in the current quarter totaled $141,313 or approximately 71% of the total of such expenses. Professional fees of $116,233, approximately 71% of the total of such expenses, were incurred in the three months ended March 31, 2004. Expense was further reduced by a debt settlement of $11,650 during the three months ended March 31, 2005.

(c)  Interest Expense.

     The Company incurred interest charges (net of interest income) of $28,493 in the three months ended March 31, 2005, compared with such charges of $15,581 in the three months ended March 31, 2004. Most of the interest expense in the quarter ended March 31, 2005 is in the accrual on the amounts owed to Newport Financial (as discussed below), and to former officers of the Company.

(d)  Income Tax Benefit.

     At March 31, 2005, the Company had available net operating loss carryforwards of approximately $9 million that may provide future tax benefits expiring beginning in June of 2006; this compares with net operating loss carryforwards of approximately $7 million at March 31, 2004. Approximately $1,000,000 of this net operating loss was carried forward from the business of Marrco Communications, Inc. and is limited under Internal Revenue Code Section 381. This limits the use of this portion of the Company's net operating loss carryforward to approximately $70,000 per year. The Company has not recognized any of this tax benefit as an asset due to uncertainty of future income. The annual limitation could result in the expiration of the net operating loss before utilization.

(e)  Net Loss.

     The Company reported a net loss of $199,967 for the three months ended March 31, 2005, compared to net loss of $144,422 for the three months ended March 31, 2004. The difference is due to higher consulting and other selling , general, and administrative expenses.

Operating Activities.

     The net cash used in operating activities was $69,958 for the three months ended March 31, 2005 compared to $47,453 for the three months ended March 31, 2004, an increase of $22,505 or approximately 47%. A significant portion of cash used in the three months ended March 31, 2005 is attributed to stock issued for expenses.

Investing Activities.

     Net cash used in investing activities was $80,968 for the year three months ended March 31, 2005 compared to $0 during the three months ended March 31, 2004 as a result of investments made by the Company. These loans represent the principal portion of the investment of $379,417, and are comprised of an investment by the Company in the Portfolio Company in the amount of $331,625 and a loan by the Company to InZon Corporation in the amount of $47,792.

Liquidity and Capital Resources.

     As of March 31, 2005, the Company had no cash. In addition to the loss of $199,967 during the three months ended March 31, 2005, the Company incurred losses of $510,931 for the year ended December 31, 2004. As of March 31, 2005, the Company had an accumulated deficit of $264,209. These factors raise substantial doubt as to the Company's ability to continue as a going concern. In fact, the Company's independent accountants' audit report included in the Form 10-KSB for the year ended December 31, 2004 includes a substantial doubt paragraph regarding the Company's ability to continue as a going concern.

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

     Management plans to continue raising additional capital through a variety of fund raising methods during 2005 and to pursue all available financing alternatives in this regard. Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position. In addition, we will continue to seek additional funds to ensure our successful growth strategy and to allow for potential investments into a diverse portfolio of companies with strategic information and communications technologies or applications. Whereas the Company has in the past raised capital, no assurance can be given that sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on the Company's financial condition, which could require the Company to:

     - curtail operations significantly;

     - sell significant assets;

     - seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or

     - explore other strategic alternatives including a merger or sale of the Company.

     To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company's operations. Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company may seek to compensate providers of services by issuing stock in lieu of cash, which will also result in dilution to existing shareholders.

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

(a)  General Risk of Operation as a Business Development Company.

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

     Although the Company is limited by the 1940 Act with respect to the percentage of its assets that must be invested in qualified investment companies, the Company is not limited with respect to the minimum standard that any investment Company must meet, or the industries in which those investment companies must operate. The Company may make investments without shareholder approval and such investments may deviate significantly from its historic operations. Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

     The Company intends to make investments into qualified companies that will provide the greatest overall return on its investment. However, certain of those investments may fail, in which case the Company will not receive any return on its investment. In addition, our investments may not generate income, either in the immediate future, or at all. As a result, the Company may have to sell additional stock, or borrow money, to cover its operating expenses. The effect of such actions could cause its stock price to decline or, if the Company is not successful in raising additional capital, it could cease to continue as a going concern.

(b)  Investing in Private Companies Involves a High Degree of Risk.

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

(c)  The Company's Portfolio of Investments Will Be Illiquid.

     The Company intends to acquire its investments directly from the issuer in privately negotiated transactions. The majority of the investments in our portfolio will typically be subject to restrictions on resale or otherwise have no established trading market. The Company intends to exit its investments when the portfolio company has a liquidity event such as a sale, recapitalization, or initial public offering of the company. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. In addition, if the Company is forced to immediately liquidate some or all of the investments in the portfolio, the proceeds of such liquidation would be significantly less than the current value of such investments.

     Pursuant to the requirements of the 1940 Act, the Company will value substantially all of its investments at fair value as determined in good faith by its board of directors on a quarterly basis. Since there is typically no readily ascertainable market value for the investments in our portfolio, our board of directors has to determine in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process. Such policies and procedures shall fall in the exclusive purview of the Audit Committee of the board of directors.

     There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, the Company is not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment on a quarterly basis, and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investment. Conversely, the Company will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

     The Company will adjust quarterly the valuation of its portfolio to reflect the board of directors' determination of the fair value of each investment in its portfolio.

(d) The Company May Need to Make Additional Cash Investments in Its Portfolio Companies.

     The Company may have to make additional cash investments in its portfolio companies to protect its overall investment value in the particular company. The Company retains the discretion to make any additional investments as its management determines. The failure to make such additional investments may jeopardize the continued viability of a portfolio company, and our initial (and subsequent) investments. Moreover, additional investments may limit the number of companies in which we can make initial investments. The Company has no established criteria in determining whether to make an additional investment except that its management will exercise its business judgment and apply criteria similar to those used when making the initial investment. The Company cannot provide assurance that it will have sufficient funds to make any necessary additional investments, which could adversely affect its success and result in the loss of a substantial portion or all of its investment in a portfolio company.

(e)  The Company May Borrow Money Which Magnifies the Potential
For Gain or Loss on Amounts Invested.

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

(f) Changes in Interest Rates May Affect the Cost of Capital and Net Investment Income.

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

(g)  The Company Operates in a Competitive Market for Investment
Opportunities.

     The Company competes for investments with a large number of private equity funds and mezzanine funds, investment banks and other equity and non-equity based investment funds, and other sources of financing, including traditional financial services companies such as commercial banks. Some of the competitors have greater resources than the Company does. Increased competition would make it more difficult for us to purchase or originate investments at attractive prices. As a result of this competition, the Company may sometimes be precluded from making otherwise attractive investments.

(h) The Securities the Company Will Hold in Its Portfolio Companies are Subject to Restriction on Resale.

     The Company's portfolio companies will be private entities and the Company will acquire their securities in private transactions. As a result, all of the securities the Company will hold in its portfolio companies are subject to legal restrictions on resale. Furthermore, our ability to sell the securities in our portfolio may be limited by, and subject to, the lack of or limited nature of a trading market for such securities. Therefore, the Company cannot provide assurance that it will be able to sell its portfolio company securities for amounts equal to the values that have ascribed to them or at the time the Company desires to sell.

(i)  The Company is Dependent Upon the Efforts of Its Portfolio
Companies to Successfully Commercialize Their Products and Services.

     The Company's portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities and a greater number of qualified and experienced managerial and technical personnel. They may need additional financing which they are unable to secure and we are unable or unwilling to provide or they may be subject to adverse developments unrelated to the technologies they acquire.

     They may lose the rights granted to them for a technology or a licensing agreement. The Company cannot provide assurance that its portfolio companies will be successful or that it will be able to sell the securities it receive at a profit or for sufficient amounts to even recover the Company's initial investment in a portfolio company or that its portfolio company will not take actions that could be detrimental to us.

(j)  Economic Recessions or Downturns Could Impair the Portfolio
Companies and Harm Operating Results.

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

(k)  The Company is Dependent on Its Key Personnel.

     The Company's success is largely dependent on the personal efforts and abilities of its senior management. The loss of certain members of the Company's senior management could have a material adverse effect on the Company's business and prospects.

     The Company intends to recruit in fiscal year 2005 employees who are skilled in its industry. The failure to recruit these key personnel could have a material adverse effect on the Company's business. As a result, the Company may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurances that the Company will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

(l)  Limitations on Liability and Indemnification May Result in
Payments by the Company.

     The Company's bylaws include provisions to the effect that it may indemnify any director, officer, or employee. In addition, provisions of Nevada law provide for such indemnification, as well as for a limitation of liability of our directors and officers for monetary damages arising from a breach of their fiduciary duties.
Any limitation on the liability of any director or officer, or indemnification of any director, officer, or employee, could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

(m)  The Company's Quarterly and Annual Operating Results Fluctuate
Significantly.

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

(n)  The Company's Common Stock Price May Be Volatile.

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

     - Loss of a major funding source; or

     - Departures of key personnel.

(o)  No Assurance of Public Trading Market and Risk of Low Priced
Securities May Affect Market Value of the Company's Common Stock.

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

Critical Accounting Policies.

     The SEC has issued Financial Reporting release No. 60,
"Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"); suggesting companies provide additional disclosure and commentary on their most critical accounting policies.
In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: (a) the use of estimates; and (b) valuation of investments. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results reported in its financial statements.

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

Forward Looking Statements.

     Information in this Form 10-Q contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-Q, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of cash, expectations regarding net losses and cash flow, our need for future financing, our dependence on personnel, and our operating expenses.

     Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, and the risks set forth under "Risk Factors." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our business activities contain elements of risk. The Company considers the principal types of risk to be portfolio valuations. The Company considers the management of risk essential to conducting its businesses. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

     As a business development company, the Company invest in illiquid securities including equity securities of primarily private companies. Our investments are generally subject to restrictions on resale and generally have no established trading market. The Company values substantially all of its investments at fair value as determined in good faith by the board of directors in accordance with its valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

     The Company determines fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which we invest. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio.
The Company will record unrealized depreciation on investments when it believes that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investments. Conversely, the Company will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, its equity security has also appreciated in value. The value of investments in public securities is determined using quoted market prices discounted for restrictions on resale. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. In addition, the illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. In addition, if the Company were forced to immediately liquidate some or all of the investments in the portfolio, the proceeds of such liquidation would be significantly less than the current value of such investments.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer/principal financial officer to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer/principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, our principal executive officer/principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

     (a) On October 4, 1999 the Company was named as a defendant in a lawsuit filed in Jefferson County, Texas. The plaintiff, Engineering & Wireless Services, Inc. ("EWS") demanded payment of $27,748.71 for services rendered to the Company in 1996 and 1997.
The Company's President at the time, John C. Spradley, had written a check for this same amount on April 2, 1997 that was returned, unpaid and marked "NSF". Mr. Spradley wrote this check without proper authority by the Company, and actually was strictly forbidden by a board resolution to write any checks in excess of $5,000. The writing of the check to EWS left the Company legally obligated to honor this check. The Company has not had any communications with any of the parties of this suit for over 3 years.

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

     (b) In the Company's September 30, 2004 Form 10-QSB it was disclosed that on March 9, 2004, the Metropolitan Airport Commission in the City of Minneapolis, Minnesota, as plaintiff issued to the Company a summons and complaint to collect the sum of $15,936 for alleged unpaid rent during the year 2002. In December 2004, this matter was settled and dismissed by the full payment of $4,000.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     The Company made the following sales of unregistered
(restricted) securities during the quarter ended on March 31, 2005:

     On January 28, 2005, the Company issued 56,000 shares of Series A preferred stock for debt valued at $28,000 ($0.50 per share).

     No commissions were paid in connection with this sale. This sale was undertaken under Rule 506 of Regulation D under the Securities Act of 1933. The transaction did not involve a public offering and the investor represented that it was a "sophisticated" or "accredited" investor as defined in Rule 502 of Regulation D.

     There were no purchases of common stock of the Company by the Company or its affiliates during the three months ended March 31, 2005.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     In connection with the vote of security holders as disclosed in the Form 10-KSB for the year ended December 31, 2004, the Company inadvertently failed to disclose that the Company inadvertently did not file with the SEC, and mail out to shareholders of record from whom the Company did not seek consent, a Definitive Information Statement as required by Regulation 14C under the Securities Exchange Act of 1934. The Company intends to file and mail this out shortly.

ITEM 6.  EXHIBITS

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.


                                 SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       City Capital Corporation



Dated: May 18, 2005                    By: /s/  Gary Borglund
                                       Gary Borglund,
                                       President/Secretary/Treasurer

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

3.1     Articles of Incorporation, dated July 17, 1984
        (incorporated by reference to Exhibit 3.1 of the Form 10-
        KSB filed on April 13, 2001).

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

3.8 Certificate of Amendment to Articles of Incorporation, dated August 4, 2004 (incorporated by reference to Exhibit
        3.8 of the Form 10-KSB filed on April 25, 2005).

3.9 Certificate of Amendment to Articles of Incorporation, dated December 10, 2004 (incorporated by reference to Exhibit 3.9 of the Form 10-KSB filed on April 25, 2005).

3.10 Certificate of Amendment to Articles of Incorporation, dated December 10, 2004 (incorporated by reference to Exhibit 3.10 of the Form 10-KSB filed on April 25, 2005).

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

4.4 Debenture Agreement executed by the Company in favor of Jon Richard Marple and Jon H. Marple, dated February 8, 2001
        (incorporated by reference to Exhibit 4.3 of the Form 10-
        QSB filed on May 15, 2001).

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

14 Code of Business Conduct and Ethics, adopted by the Company's board of directors (incorporated by reference to Exhibit 14 of the Form 10-KSB filed on April 25, 2005).

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on April 25, 2005).

31      Rule 13a-14(a)/15d-14(a) Certification of Gary Borglund
        (filed herewith).

32      Section 1350 Certification of Gary Borglund (filed herewith).

99 Audit Committee Charter, dated April 19, 2005 (incorporated by reference to Exhibit 99 of the Form 10-KSB filed on April 25, 2005).