Form 10-Q
period 2005-06-30
CITY CAPITAL CORP
filed 2005-08-31
CIK 793986

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                          COMMISSION FILE NUMBER: 33-5902

                             CITY CAPITAL CORPORATION
                (Exact Name of Company as Specified in Its Charter)

                   Nevada                                  20-0420885
(State or Other Jurisdiction of Incorporation          (I.R.S. Employer
               or Organization)                        Identification No.)

2535 Pilot Knob Road, Suite 118, Mendota Heights, Minnesota      55120
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

     As of June 30, 2005, the Company had 2,553,458 shares of common stock issued and outstanding.


                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                    PAGE

         ITEM 1.  FINANCIAL STATEMENTS

                  REVIEW REPORT OF INDEPENDENT REGISTERED
                  PUBLIC ACCOUNTING FIRM                             3

                  BALANCE SHEETS AS OF
                  JUNE 30, 2005 AND DECEMBER 31, 2004                5

                  STATEMENTS OF OPERATIONS
                  FOR THE THREE AND SIX MONTHS ENDED
                  JUNE 30, 2005 AND JUNE 30, 2004                    6

                  STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED
                  JUNE 30, 2005 AND JUNE 30, 2004                    7

                  SCHEDULE OF INVESTMENTS                            8

                  NOTES TO FINANCIAL STATEMENTS                      9

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS     12

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                 28

         ITEM 4.  CONTROLS AND PROCEDURES                           29

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                 30

         ITEM 2.  UNREGISTERED SALES OF EQUITY
                  SECURITIES AND USE OF PROCEEDS                    30

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                   30

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                               30

         ITEM 5.  OTHER INFORMATION                                 31

         ITEM 6.  EXHIBITS                                          31

SIGNATURE                                                           31


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             George Brenner, CPA
                          A Professional Corporation
                       10680 W. PICO BOULEVARD, SUITE 260
                         LOS ANGELES, CALIFORNIA 90064
                        310/202-6445 - Fax 310/202-6494

         REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of City Capital Corporation, a Business Development Company

I have reviewed the accompanying balance sheet of City Capital Corporation, a Business Development Company ("BDC"), as of June 30, 2005, and the related statements of operations for the three and six months ended June 30, 2005 and 2004, and the statements of cash flows for the six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

As set forth in the "Schedule of Investments" included in the financial statements, investments amounting to $384,196 (100% of total assets) at June 30, 2005 have been valued at fair value as determined by the Board of Directors. Determination of fair value involves subjective judgment that is not susceptible to substantiation by the audit process.

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

The accounting principles used in the preparation of the financial statements for the six months ended June 30, 2004 are prior to the December 6, 2004 date when the Company converted to a BDC under the Investment Company Act of 1940. Because of this current and prior periods are not directly comparable.


/s/  George Brenner, CPA
George Brenner, CPA
Los Angeles, California
August 15, 2005

                           CITY CAPITAL CORPORATION
                                BALANCE SHEETS

                                      ASSETS

                                                 June 30,         December 31,
                                                  2005               2004
                                                (Unaudited)          Audited

Cash                                             $       4         $        --
Investment and advances in portfolio
  company at fair market value                     344,404             257,657
Investment - InZon Corporation                      39,792              40,792

Total Assets                                       384,200             298,449

LIABILITIES AND STOCKHOLDERS' DEFICIT

Bank overdraft                                          --                 773
Notes payable including accrued interest;
   $310,719 as of June 30, 2005 and
   $263,666 as of December 31, 2004                836,791             700,814
Accounts payable and accrued expenses              227,420             225,553
Accrued consulting-officer                          70,000              44,000
Convertible debentures	including
   accrued interest;
   $27,459 as of June 30, 2005 and $8,704 as
   of December 31, 2004                            354,009             238,550

Total Liabilities                                1,488,220           1,209,690

Stockholders' Deficit
Common stock, $0.001 par value;
   authorized 235,000,000 shares;
   issued and outstanding: 2,553,458 as
   of June 30 2005 and 2,233,458 as
   of December 31, 2004                              2,553              2,233
Preferred stock, $0.001 par value
   authorized 15,000,000 shares;
   issued and outstanding; 157,259 as of June 30
    and 101,259 as of December 31, 2004                157                101
Additional paid-in capital                        (726,166)          (849,790)
Accumulated deficit                               (380,564)           (63,785)

Total Stockholders' Deficit                     (1,104,020)          (911,241)

Total Liabilities and Stockholders' Deficit        384,200            298,449

Net Asset (Deficit) Value per Share                (0.4324)           (0.4080)

See accompanying notes to financial statements


                                CITY CAPITAL CORPORATION
                                STATEMENTS OF OPERATIONS
                                      (Unaudited)



                                                 Three Months Ended            Six Months Ended
                                                      June 30,                    June 30,
                                                As a BDC    Prior to BDC     As a BDC   Prior to BDC
                                                  2005           2004          2005         2004
Sales                                           $       0   $     57,956     $       0   $   59,030
Cost of sales                                           0         42,747             0       42,747
Gross Profit (Loss)                                     0         15,209             0       16,283
Selling, General, and Administrative Expenses      93,414        123,764       276,538      252,800
Debt Forgiveness                                       --             --       (11,650)          --
Interest and Bank Charges                          22,940         17,997        51,433       34,197

Total Expenses                                    116,354        141,761       316,321      286,997

Net Income (Loss) Before Income Taxes            (116,354)      (126,552)     (316,321)    (270,715)

Income Tax Expense (Benefit)                           --             --            --           --

Net Income (Loss)                                (116,354)      (126,552)     (316,321)    (270,715)

Basic and Diluted Loss Per Common Share
(Loss)                                            (0.0456)       (0.0628)      (0.1253)     (0.1365)

Weighted Average Number of Common Shares
    Used to Compute Net Income (Loss) per
    Weighted Average Share                      2,553,458      2,013,927 (1) 2,524,894    1,983,527(1)



(1) Adjusted for a one for one hundred reverse split of the common stock that was effective on December 15, 2004.

See accompanying notes to financial statements


                                  CITY CAPITAL CORPORATION
                                   STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                          June 30,
                                                    As a BDC      Prior to BDC
                                                      2005            2004

Cash Flows From Operating Activities
Net profit (loss)                                   $   (316,321)   $ (270,715)
Adjustments to reconcile net profits (loss)
to net cash used in operating activities:
    Accounts Receivable                                        0       (22,483)
    Inventory                                                  0       (15,415)
Stock issued for expenses                                 96,000       136,500
Accrued expense - related party                           26,000            --
Accounts payable and accrued expenses                     36,421       166,292
Net Cash Used In Operating Activities                   (157,900)       (5,821)

Cash Flow From Investing Activities
Notes Receivable/Prepaid                                       0       (36,159)
Advances to portfolio company                            (86,747)           --
Investment - InZon Corporation                             1,000            --
Net Cash Used In  Investment Activities                  (85,747)      (36,159)

Cash Flows From Financing Activities
Debentures                                                88,000            --
Loans                                                    128,424         8,500
Stock issued for debt                                     28,000            --
Sale of common stock                                          --        11,500
Net Cash Provided By Financing Activities                244,424        20,000

Increase (Decrease) In Cash and  Cash Equivalents            777       (21,980)

Cash and Cash Equivalents at Beginning of Period            (773)       23,952

Cash and Cash Equivalents at End of Period                     4         1,972

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest                                                      --            --
Income taxes                                                  --            --
Noncash Investing and Financing Activities
320,000 shares @ 0.30 for services                        96,000            --
56,000 preferred shares @ $0.50 for debt                  28,000            --
(1) 77,500 shares @ $1.00 for debt                            --        77,500
(1) 203,000 shares @ $0.30 to $0.50 for services              --       136,500

(1) Adjusted for a one for one hundred reverse split of the common stock that was effective on December 15, 2004.

See accompanying notes to financial statements


                             CITY CAPITAL CORPORATION
                              SCHEDULE OF INVESTMENTS
                                     (unaudited)
                                   JUNE 30, 2005



                                           Title of Securities            Percentage of
Portfolio Company          Industry           Held by Company               Class Held         Fair Value
Perfect Turf, Inc          Artificial Turf      Common Stock                   100%            $344,404 (1)

InZon Corporation          Voice over IP        Loan                           100%              39,792

    Total Investments                                                                          $384,196 (2)


(1)  Fair value includes advances of $104,872.

(2)  Fair value was determined by the Company's board of directors.

See accompanying notes to financial statements


                              CITY CAPITAL CORPORATION
                            NOTES TO FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The Company.

City Capital Corporation, a Nevada corporation ("Company"), was incorporated in Nevada on July 24, 1984, as Diversified
Ventures, Ltd. On March 27, 1987, the Company changed its name to M.V.I.D. International Corporation; on April 6, 1994, the name was changed to Micro-Lite Television. On October 25, 1996, the Company changed its name to Superior Wireless
Communications, Inc.; on August 18, 1999, the name was changed to JustWebit.com, Inc. On November 6, 2002, the Company changed its name to Synthetic Turf Corporation of America. Effective on December 14, 2004, the Company changed its name to City Capital Corporation. The Company's fiscal year ends on December 31, 2004.

Effective December 1, 2004 the Company commenced operating as a Business Development Company ("BDC") under Section 54(a) of the
Investment Company Act of 1940 ("1940 Act").

Basis of Presentation.

In accordance with Securities and Exchange Commission ("SEC") rules and regulations for BDC's, the Company does not consolidate or use the equity method to account for its controlling investment in the Company's sole portfolio company, Perfect Turf, Inc. ("Portfolio Company"). Rather, the Company's investment in such entity is reported at fair value. Any future fluctuations in such fair value since the date of the conversion to a BDC will be reflected as an unrealized gain on investment in the statements of operations.

The Company's accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Regulation S-X of the SEC. Accordingly, these unaudited condensed financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In management's opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying condensed financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 2004 contained in the Form 10-KSB.

Although the nature of the Company's operations and its reported financial position, results of operations and cash flows are dissimilar for the periods prior and subsequent to becoming a BDC, its unaudited operating results and cash flows for the periods ended June 30, 2005 and June 30, 2004 are presented in the accompanying financial statements pursuant to Regulation S-X.

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

Earnings (Loss) per Share.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Effective January 1, 1998, the Company adopted SFAS No. 128. Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.
Since the fully diluted losses per share for the second quarter of fiscal years 2005 and 2004 were antidilutive, basic and diluted losses per share are the same. Accordingly, rights to purchase common issuable upon conversion of convertible debentures were not included in the calculation of diluted earnings per common share.

NOTE 3:  GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $116,354 for the quarter ended June 30, 2005. As of June 30, 2005, the Company reported an accumulated deficit of $380,564. The industry in which the Company operates is very dynamic and extremely competitive. The Company's ability to generate financial gains and positive cash flows is dependent on the ability to make investments that yield returns as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of June 30, 2005, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 4:  RELATED PARTIES

(a) In October 2004, the Company entered into a contract with Gary Borglund, the president and CEO of the Company. Under the terms of the agreement Mr. Borglund is paid a base amount of $80,000 per annum plus certain incentives as approved by the board of directors of the Company.

(b) The Company's president is also the president of another public company that owes $333,905 to the Portfolio Company.

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

(a)  Valuation Methodology.

     The Company will determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized gains or losses being recognized. At June 30, 2005, approximately 89% of our total assets represented an investment in the Portfolio Company at fair value. Fair value is defined in Section 2(a)(41) of the 1940 Act as (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistently applied valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

     There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

     The Company's investment in the Portfolio Company is carried at historical carrying amounts (which approximates fair value) as this investment represents a continuation of the Company's former business prior to its election as a BDC, and is under common control at date of transfer.

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

     During the six month ending June 30, 2005 the Company invested an additional $104,872 in the Portfolio Company. The Company reduced its loan by $1,000 to InZon Corporation. These investments were done in cash for the purpose of supporting the ongoing working capital and general and administrative expense needs of the Portfolio Company. This brings the total investment in the Portfolio Company to $344,404 and in InZon Corporation to $39,792 as of June 30, 2005.

Results of Operations.

     The results of operations reflected in this discussion include historical operations of the Company prior to becoming a BDC.

(a)  Revenues.

     The Company reported zero income for the three and six months ended June 30, 2005. and for the three months and six months ended June 30, 2004, the Company generated revenues of $57,956 and $ 59,030 respectively. The decrease in revenues was a result of the Company's change in 2004 to a BDC.

(b)  Selling, General, and Administrative Expenses.

     The selling, general and administrative expenses for the three months and six months ended June 30, 2005, totaled $93,414 and $276,538, respectively. This compares to $123,764 and $252,800 for the three and six months ended June 30, 2005, a decrease of $30,350 for the three months, or approximately 25%, and an increase of $23,738 for the six months, or approximately 10%. This was attributable to general and administrative expenses of which salaries and professional services made up the largest portion. Professional fees and outside services in the current six months period totaled $226,621or approximately 72% of the total of such expenses.

(c)  Interest Expense.

     The Company incurred interest charges (net of interest income) of $22,940 for the three months and $51,433 for the six months ended June 30, 2005, compared with such charges of $17,997 in the three months and $34,197 in the six months ended June 30, 2004, increases of $4,943, or approximately 27%, and $17,236, or approximately 50%, respectively. Most of the interest expense in the six months ended June 30, 2005 is in the accrual on the amounts owed to Newport Financial (as discussed below), and to former officers of the Company.

(d)  Income Tax Benefit.

     At June 30, 2005, the Company had available net operating loss carryforwards of approximately $9 million that may provide future tax benefits expiring beginning in June of 2006; this compares with net operating loss carryforwards of approximately $7 million at June 30, 2004. Approximately $1,000,000 of this net operating loss was carried forward from the business of Marrco Communications, Inc. and is limited under Internal Revenue Code Section 381. This limits the use of this portion of the Company's net operating loss carryforward to approximately $70,000 per year. The Company has not recognized any of this tax benefit as an asset due to uncertainty of future income. The annual diminution could result in the expiration of the net operating loss before utilization.

(e)  Net Loss.

     The Company reported a net loss of $116,354 for the three months and $ 316,321 in the six months ended June 30, 2005, compared to net loss of $126,522 for the three months and $270,715 in the six months ended June 30, 2004, a decrease of $10,168, or approximately 8%, and an increase of $45,606, or approximately 17%, respectively. The difference is due to higher consulting and other selling, general, and administrative expenses.

Operating Activities.

     The net cash used in operating activities was $157,900 for the six months ended June 30, 2005 compared to $5,821 for the six months ended June 30, 2004, an increase of $152,079. A significant portion of cash used in the six months ended June 30, 2005 is attributed to stock issued for expenses.

Investing Activities.

     Net cash used in investing activities was $85,747 for the year six months ended June 30, 2005 compared to $0 during the six months ended June 30, 2004 as a result of investments made by the Company. These loans represent the principal portion of the investment of $384,196, and are comprised of an investment by the Company in the Portfolio Company in the amount of $344,404 and a loan by the Company to InZon Corporation in the amount of $39,792.

Liquidity and Capital Resources.

     During the six months period ending June 30, 2005 the Company increased its outstanding debt by $216,424 to finance its activities. In addition the Company issued stock for debt of $28,000 bringing the net debt increase to $188,424 for the same period. During the six months period ended June 30, 2004, the Company issued debt of $8,500 and sold stock totaling $11,500 as part of its financing activity.

     As of June 30, 2005, the Company had no cash. In addition to the loss of $326,321 during the six months ended June 30, 2005, the Company incurred losses of $510,931 for the year ended December 31, 2004. As of June 30, 2005, the Company had an accumulated deficit of $380,562. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's independent accountants' audit report included in the Form 10-KSB for the year ended December 31, 2004 includes a substantial doubt paragraph regarding the Company's ability to continue as a going concern.

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

     Management plans to continue raising additional capital through a variety of fund raising methods during 2005 and to pursue all available financing alternatives; in this regard, the Company filed a Form 1-E on June 30, 2005 for the purpose of raising funds for the operation of the Company. Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position. In addition, we will continue to seek additional funds to ensure our successful growth strategy and to allow for potential investments into a diverse portfolio of companies with strategic information and communications technologies or applications. Whereas the Company has in the past raised capital, no assurance can be given that sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

     To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company's operations. Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company may seek to compensate providers of services by issuing stock in lieu of cash, which may also result in dilution to existing shareholders.

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

     On August 29, 2005, the Company received written correspondence from the SEC, Division of Investment Management, notifying the Company, and other unrelated business development companies, of certain concerns of the staff based on the Company's status as a BDC and its compliance with certain provisions of the 1940 Act. In particular, the correspondence requests the Company to reply with specific information concerning its compliance in the areas of limitations on senior securities, convertible securities, and Regulation E shares issued for services. The Company intends to provide the requested information on a timely basis and take such actions as may be necessary to demonstrate compliance and, if necessary, to make the structural changes to correct any deficiencies.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS.

     None. Also, there were no purchases of common stock of the Company by the Company or its affiliates during the three months ended June 30, 2005.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     At December 31, 2004, the total of 2,233,458 was disclosed as outstanding. As of March 31, 2005 and June 30, 2005, the total of 2,553,458 shares was disclosed as outstanding. The difference, 320,000 shares, was approved by the board of directors, as reflected in signed consulting agreements, in November 2004. The Company's transfer agent inadvertently failed to issue the shares until January 2005.

ITEM 6.  EXHIBITS

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       City Capital Corporation



Dated: August 29, 2005                 By: /s/  Gary Borglund
                                       Gary Borglund,
                                       President/Secretary/Treasurer
                                       (principal financial officer)

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