Form 10-Q
period 2005-09-30
CITY CAPITAL CORP
filed 2005-11-29
CIK 793986

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                        FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2005

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

     Indicate by check mark whether the Company is a shell company
(as defined in Rule 12b-2 of the Exchange Act): Yes    No     X   .

     As of September 30, 2005, the Company had 2,993,743 shares of common stock issued and outstanding.


                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                            PAGE

         ITEM 1.  FINANCIAL STATEMENTS

                  REVIEW REPORT OF INDEPENDENT REGISTERED
                  PUBLIC ACCOUNTING FIRM                                     3

                  BALANCE SHEETS AS OF
                  SEPTEMBER 30, 2005 AND DECEMBER 31, 2004                   5

                  STATEMENTS OF OPERATIONS
                  FOR THE THREE AND NINE MONTHS ENDED
                  SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004                  6

                  STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED
                  SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004                  7

                  SCHEDULE OF INVESTMENTS                                    8

                  NOTES TO FINANCIAL STATEMENTS                              9

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS             12

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                         28

         ITEM 4.  CONTROLS AND PROCEDURES                                   29

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                         30

         ITEM 2.  UNREGISTERED SALES OF EQUITY
                  SECURITIES AND USE OF PROCEEDS                            31

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           31

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                       31

         ITEM 5.  OTHER INFORMATION                                         31

         ITEM 6.  EXHIBITS                                                  31

SIGNATURE                                                                   32

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                 George Brenner, CPA
                              A Professional Corporation
                           10680 W. PICO BOULEVARD, SUITE 260
                             LOS ANGELES, CALIFORNIA 90064
                            310/202-6445 - Fax 310/202-6494

           REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of City Capital Corporation, a Business Development Company

I have reviewed the accompanying balance sheet of City Capital Corporation, a business development company ("BDC"), as of September 30, 2005, and the related statements of operations for the three and nine months ended September 30, 2005 and 2004 and the statements of cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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

As set forth in the "Schedule of Investments" included in the financial statements, investments amounting to $406,495 (100% of total assets) at September 30, 2005 have been valued at fair value as determined by the Board of Directors. Determination of fair value involves subjective judgment that is not susceptible to substantiation by the audit process.

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

The accounting principles used in the preparation of the financial statements for the nine months ended September 30, 2004 are prior to the December 6, 2004 date when the Company converted to a BDC under the Investment Company Act of 1940. Because of this current and prior periods are not directly comparable.


/s/  George Brenner, CPA
George Brenner, CPA
Los Angeles, California
November 11, 2005


                              CITY CAPITAL CORPORATION
                                  BALANCE SHEETS

                                      ASSETS

                                            September 30,        December 31,
                                                 2005               2004
                                             (Unaudited)          Audited

Cash                                          $    3,922         $          -
Investment and advances in portfolio
  company at fair market value                   366,703              257,657
Investment - InZon Corporation                    39,792               40,792

Total Assets                                     410,417              298,449

LIABILITIES AND STOCKHOLDERS' DEFICIT

Bank overdraft                                        --                  773
Notes payable including accrued interest;
   $326,191 as of September 30, 2005 and
   $263,666 as of December 31, 2004              935,363              700,814
Accounts payable and accrued expenses            307,073              225,553
Accrued consulting-officer                        90,000               44,000
Convertible debentures
including accrued interest;
$33,771 as of September 30, 2005 and $8,704
as of December 31, 2004                          310,321              238,550

Total Liabilities                              1,642,757            1,209,690

Stockholders' Deficit
Common stock, $0.001 par value;
   authorized 235,000,000 shares;
   issued and outstanding: 2,993,743
   as of September 30
   2005 and 2,233,458 as of
   December 31, 2004                               2,993                2,233
Preferred stock, $0.001 par value
   authorized 15,000,000 shares;
   issued and outstanding; 157,259
   as of September 30
   and 101,259 as of December 31, 2004               157                  101
Additional paid-in capital                      (603,326)            (849,790)
Accumulated deficit                             (632,164)             (63,785)

Total Stockholders' Deficit                   (1,232,340)            (911,241)

Total Liabilities and Stockholders' Deficit      410,417              298,449

Net Asset (Deficit) Value per Share              (0.4112)             (0.4080)

See accompanying notes to financial statements


                                 CITY CAPITAL CORPORATION
                                 STATEMENTS OF OPERATIONS
                                       (Unaudited)



                                                         September 30,                 September 30,
                                                   As a BDC    Prior to BDC       As a BDC   Prior to BDC
                                                     2005         2004              2005         2004
Sales                                                $       -    $   20,782        $      -     $  79,812
Cost of sales                                                -        18,0457              -        60,972
Gross Profit                                                 -         2,737               -        19,020
Selling, General, and Administrative Expenses          146,646        46,083         418,424       302,388
Debt Forgiveness                                             -             -         (11,650)            -
Interest and Bank Charges                               105,412       20,430         161,605        51,123

Total Expenses                                          252,058       66,513         568,379       353,511

Net Loss Before Income Taxes                           (252,058)     (63,776)       (568,379)     (334,491)

Income Tax Expense (Benefit)                                  -            -               -      -      -

Net Loss                                               (252,058)    ( 63,776)       (568,379)     (334,491)

Basic and Diluted Loss Per Common Share                 (0.0987)     (0.0309)        (0.2127)      (0.1623)

Weighted Average Number of Common Shares
    Used to Compute Net Income (Loss) per
    Weighted Average Share                            2,553,458    2,061,961(1)    2,671,826  2,061,262 (1)


 (1) Adjusted for a one for one hundred reverse split of the common stock that was effective on December 15, 2004.

See accompanying notes to financial statements


                                   CITY CAPITAL CORPORATION
                                    STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                       September 30,
                                                    As a BDC      Prior to BDC
                                                       2005           2004

Cash Flows From Operating Activities
Net loss                                             $  (568,379)   $ (334,491)
Adjustments to reconcile net loss to
net cash used in operating activities:
Accounts receivable                                            -       (27,043)
Inventory                                                      -           957
Stock issued for expenses                                 96,000       148,500
Accrued expense - related party                           46,000             -
Accounts payable and accrued expenses                    167,539       179,688
Net Cash Used In Operating Activities                   (258,840)      (32,389)

Cash Flow From Investing Activities
Notes receivable - affiliate                                   -      (113,990)
Advances to Portfolio Company                           (109,046)            -
Investment - InZon Corporation                             1,000             -
Net Cash Used In Investment Activities                  (108,046)     (113,990)

Cash Flows From Financing Activities
Debentures                                                38,000             -
Loans                                                    181,528       139,575
Stock issued for debt                                    151,280             -
Sale of common stock                                           -       (15,750)
Net Cash Provided By Financing Activities                370,808       123,825

Increase (Decrease) In Cash and  Cash Equivalents          3,922       (22,554)

Cash and Cash Equivalents at Beginning of Period               -        23,952

Cash and Cash Equivalents at End of Period                 3,922        1,398

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest                                                       -            -
Income taxes                                                   -            -

Noncash Investing and Financing Activities
320,000 shares @ $0.30 for expenses                       96,000            -
440,285 shares @ $0.28 for debt                          123,280            -
56,000 preferred shares @ $0.50 for debt                  28,000            -
(1) 77,500 shares @ $1.00 for debt                             -       77,500
(1)  243,000 shares @ $0.30 to $0.50 for services              -      148,500

(1) Adjusted for a one for one hundred reverse split of the common stock that was effective on December 15, 2004.

See accompanying notes to financial statements


                                 CITY CAPITAL CORPORATION
                                  SCHEDULE OF INVESTMENTS
                                        (unaudited)
                                     SEPTEMBER 30, 2005



                                        Title of Securities            Percentage of
Portfolio Company        Industry         Held by Company                Class Held          Fair Value
Perfect Turf, Inc     Artificial Turf      Common Stock                      100%              $366,703 (1)

InZon Corporation     Voice over IP                Loan                      100%                39,792

   Total Investments                                                                           $406,495 (2)


(1)  Fair value includes advances of $127,171.

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

The Company's accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Regulation S-X of the SEC. Accordingly, these unaudited condensed financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In management's opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying condensed financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 2004 contained in the Form 10-KSB.

Although the nature of the Company's operations and its reported financial position, results of operations and cash flows are dissimilar for the periods prior and subsequent to becoming a BDC, its unaudited operating results and cash flows for the periods ended September 30, 2005 and September 30, 2004 are presented in the accompanying financial statements pursuant to Regulation S-X.

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

NOTE 3:  GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $568,379 for the nine months ended September 30, 2005. As of September 30, 2005, the Company reported an accumulated deficit of $632,164. The industry in which the Company operates is very dynamic and extremely competitive. The Company's ability to generate financial gains and positive cash flows is dependent on the ability to make investments that yield returns as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of September 30, 2005, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 4:  RELATED PARTIES

(a) In October 2004, the Company entered into a contract with Gary Borglund, the president and CEO of the Company. Under the terms of the agreement Mr. Borglund is paid a base amount of $80,000 per annum plus certain incentives as approved by the board of directors of the Company.

(b) The Company's president is also the president of another public company that owes $366,703 to the Portfolio Company.

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

(a)  Valuation Methodology.

     The Company will determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized gains or losses being recognized. At September 30, 2005, approximately 90% of our total assets represented an investment in the Portfolio Company at fair value. Fair value is defined in
Section 2(a)(41) of the 1940 Act as (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistently applied valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

     During the nine months ended September 30, 2005 the Company invested an additional $127,171 in the Portfolio Company. The Company reduced its loan by $1,000 to InZon Corporation. These investments were done in cash for the purpose of supporting the ongoing working capital and general and administrative expense needs of the Portfolio Company. This brings the total investment in the Portfolio Company to $366,703 and in InZon Corporation to $39,792 as of September 30, 2005.

Results of Operations.

     The results of operations reflected in this discussion include historical operations of the Company prior to becoming a BDC.

(a)  Revenues.

     The Company had no revenues for the three and nine months ended September 30, 2005 compares to revenues of $20,782 and $79,812 for the three months and nine months ended September 30, 2004, respectively. The decrease in revenues was a result of the Company's change in 2004 to a BDC.

(b)  Selling, General, and Administrative Expenses.

     The selling, general and administrative expenses for the three months and nine months ended September 30, 2005 were $146,646 and $418,424, respectively. This compares to $46,083 and $302,388 for the three and nine months ended September 30, 2004, respectively, increases of $100,563 and $116,036, or approximately 218% and 38%, respectively. This change was attributable to general and administrative expenses of which salaries and professional services made up the largest portion. Professional fees and outside services in the current nine months period totaled $127,902 or approximately 23% of the total of such expenses.

(c)  Interest Expense.

     The Company incurred interest charges (net of interest income) of $105,412 and $161,605 for the three and nine months ended September 30, 2005, respectively, compared to $20,430 and $51,123 for the three and nine months ended September 30, 2004, respectively, increases of $84,982 $110,482, or approximately 416% and 216%, respectively. Most of the interest expense in the nine months ended September 30, 2005 is the payment of interest on notes issued by the company through the issuance of stock

(d)  Income Tax Benefit.

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

(e)  Net Loss.

     The Company reported net losses of $252,058 and $568,379 for the three and nine months ended September 30, 2005, respectively, compared to net losses of $63,776 and $334,491 for the three and nine months ended September 30, 2004, respectively, increases of $188,282 and $233,888, or approximately 296% and 70%, respectively. The differences are due to higher consulting and interest expenses.

Operating Activities.

     The net cash used in operating activities was $258,840, for the nine months ended September 30, 2005 compared to $32,389 for the nine months ended September 30, 2004, an increase of $226,451 or approximately 700%. A significant portion of cash used in the nine months ended September 30, 2005 is attributed to higher interest and professional expenses.

Investing Activities.

     Net cash used in investing activities was $108,046 for the nine months ended September 30, 2005 compared to $113,990 for the nine months ended September 30, 2004, a decrease of $5,944 or approximately 5%. Loans represent the principal portion of the investment of $109,046, and are comprised of an investment by the Company in the Portfolio Company in the amount of $366,703 and a loan by the Company to InZon Corporation in the amount of $39,792.

Liquidity and Capital Resources.

     During the nine months period ending September 30, 2005 the Company increased its outstanding debt by $96,000 to finance its activities. In addition the Company issued stock for debt of $151,280 bringing the net debt increase to $370,808 for the same period. During the nine months period ended September 30, 2004, the Company issued debt of $139,575 and sold stock totaling $15,750 as part of its financing activity.

     As of September 30, 2005, the Company had cash of $3,922. In addition to the loss of $568,379 during the nine months ended September 30, 2005, the Company incurred losses of $334,491 for the year ended December 31, 2004. As of September 30, 2005, the Company had an accumulated deficit of $632,164. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's independent accountants' audit report included in the Form 10-KSB for the year ended December 31, 2004 includes a substantial doubt paragraph regarding the Company's ability to continue as a going concern.

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

     Management plans to continue raising additional capital through a variety of fund raising methods during 2005 and to pursue all available financing alternatives; in this regard, the Company filed a Form 1-E Notification Under Regulation E on June 30, 2005 for the purpose of raising funds for the operations of the Company. Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position. In addition, we will continue to seek additional funds to ensure our successful growth strategy and to allow for potential investments into a diverse portfolio of companies with strategic information and communications technologies or applications. Whereas the Company has in the past raised capital, no assurance can be given that sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

     On August 29, 2005, the Company received written correspondence from the SEC, Division of Investment Management, notifying the Company, and other unrelated business development companies, of certain concerns of the staff based on the Company's status as a BDC and its compliance with certain provisions of the 1940 Act. In particular, the correspondence requests the Company to reply with specific information concerning its compliance in the areas of limitations on senior securities, convertible securities, and Regulation E shares issued for services. The Company has provided the requested information and will take such actions as may be necessary to demonstrate compliance and, if necessary, to make the structural changes to correct any deficiencies.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of our principal executive/financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, our principal executive/financial officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, our principal executive/financial officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Disclosure Controls and Procedures.

     There were no changes in the Company's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     (a)  The Company issued the following shares of unregistered
(restricted) securities during the three months ended September 30, 2005:

     On July 19, 2005, the Registrant issued 440,285 shares of common stock to five entities for the reduction of debt totaling $123,280 ($0.28 per share).

     No commissions were paid in connection with these sales. These sales were undertaken under the exemptions from registration requirements as set forth under Regulation E (after the filing of a Form 1-E Notification).

     (b) There were no purchases of common stock of the Company by the Company or its affiliates during the three months ended September 30, 2005.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     Effective on September 20, 2005, the Company's board of directors has appointed Joseph V. Donahue to the board of directors.

ITEM 6.  EXHIBITS

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

                                  SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       City Capital Corporation



Dated: November 21, 2005               By: /s/  Gary Borglund
                                       Gary Borglund,
                                       President/Secretary/Treasurer
                                       (principal executive/financial officer)


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

10.6 Contribution Agreement between the Company and Perfect Turf, Inc. (the following to this agreement have been omitted: Schedule 1: List of Assets; and Schedule 2: List of Liabilities), dated December 1, 2004 (incorporated by reference to Exhibit 10.6 of the Form 10-KSB filed on April 25, 2005).

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

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on April 25, 2005).

31      Rule 13a-14(a)/15d-14(a) Certification of Gary Borglund
        (filed herewith).

32      Section 1350 Certification of Gary Borglund (filed herewith).

99.1 Audit Committee Charter, dated April 19, 2005 (incorporated by reference to Exhibit 99 of the Form 10-KSB filed on April 25, 2005).

99.2    Press Release issued by the Company, dated September 20,
        2005 (incorporated by reference to Exhibit 99 of the Form
        8-K filed on September 27, 2005).