Form 10KSB
period 2005-12-31
CITY CAPITAL CORP
filed 2006-04-17
CIK 793986

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
OR

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

Indicate by check mark whether the registrant is a shell
company (as defined in Rule 12b-2 of the Exchange Act). Yes    X
No           .

The Company had no revenue for the year ending 2005. The aggregate market value of the voting stock held by non-affiliates of the Company as of April 11, 2005 is $1,679,311. As of April 11,
2005, the Company had 4,838,531 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No    X .

TABLE OF CONTENTS

PART I.										 	PAGE

ITEM 1.   DESCRIPTION OF BUSINESS                                3

ITEM 2.   DESCRIPTION OF PROPERTY                               16

ITEM 3.   LEGAL PROCEEDINGS                                     16

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS                17

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 7.   FINANCIAL STATEMENTS                                  27

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE	27

ITEM 8A. CONTROLS AND PROCEDURES                                27

ITEM 8B  OTHER INFORMATION                                      28

PART III.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                 AND CONTROL PERSONS; COMPLIANCE WITH
                 SECTION 16(A) OF THE EXCHANGE ACT              28

ITEM 10. EXECUTIVE COMPENSATION                                 31

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT, AND
                 RELATED STOCKHOLDER MATTERS                    32

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         34

ITEM 13. EXHIBITS                                               36

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                37

SIGNATURES                                                      38

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

	On July 1, 2003, the Company licensed its web hosting business to Creative Connectivity, the company that had previously provided it with web server services. The transaction transferred all the assets of the web hosting business to the buyer for consideration of 50 percent of the revenue after direct expenses for a period of one year. The revenue earned under this formula is first applied against outstanding payables due the buyer by the Company with any balance paid by the buyer to the Company. These terms of the agreement have been completed and it is not in effect as of December, 2005

	Effective on November 6, 2003, the Company changed its name from Justwebit.com, Inc to Synthetic Turf Corporation of America, Inc. by the filing of a Certificate of Amendment to Articles of Incorporation. The name change was to reflect the change in core business that was anticipated at that time.

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

        Effective as of December 31, 2003, the Company unwound the 2003 ISOC transaction by exchanging a cash payment of $6,000 and exchanged 100% of the stock of its Nevada subsidiary for a return and redemption of 10,000,000 shares of the 15,000,000 share of the Company's stock that was issued as part of the 2003 acquisition to the two former stockholders of ISOC. In addition, the Company received the cancellation of consulting contracts with these individuals and all amounts previously due from the Company hereunder.

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

The principal categories of qualifying assets relevant to our business are:

* securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company;

* securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants or rights relating to such securities; and

* cash, cash items, government securities or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment.

* an eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a business development company); and

* does not have a class of securities registered on an exchange or a class of securities with respect to which a broker may extend margin credit; or

* is actively controlled by the business development company and has an affiliate of a business development company on its board of directors.

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

	We will determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized gains or losses being recognized. At December 31, 2005, 82.7 % of our total assets represented an investment in Perfect Turf, Inc., our sole Portfolio Company at such date, at fair value. Fair value is defined in Section 2(a) (41) of the 1940 Act as (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistently applied valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

	There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

	Our investment in the Portfolio Company is carried at historical a carrying amount (which approximates fair value) as this investment represents a continuation of the Company's former business prior to its election as a BDC, and is under common control at date of transfer.

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

	Investing in the Company involves a number of significant risks relating to our business and investment objective. As a result, there can be no assurance that we will achieve our investment objective. In addition to the risk factors described below, other factors that could cause actual results to differ materially include:

* The ongoing global economic uncertainty, coupled with war or the threat of war;

* Risks associated with possible disruption in our operations due to terrorism;

*       Future regulatory actions and conditions in our operating areas;
and

* Other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

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

	The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

* Price and volume fluctuations in the overall stock market from time to time;

* Significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

* Changes in regulatory policies with respect to business development companies;

* Actual or anticipated changes in our earnings or fluctuations in our operating results;

*       General economic conditions and trends;

*       Loss of a major funding source; or

*       Departures of key personnel.

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

Employees.

        As of December 31, 2005, the Company and its sole Portfolio Company had no employees. The Company plans to hire employees during the next 12 months as the need arises.

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

	None

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

	The Company's common stock began trades on the Over the Counter Bulletin Board under the symbol "CCCN". Prior to December 15, 2004 (when the Company was known as Synthetic Turf Corporation of America, Inc.), the common stock traded under the symbol "SYTR". Prior to November 14, 2003 (when the Company was known as JustWebit.com,
Inc.), the common stock traded under the symbol "JWIT". The range of closing prices shown below is as reported by this market. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. All prices below are adjusted for the reverse stock split of 100 to 1, which occurred on December 15, 2005.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2005


                                       High        Low

Quarter Ended December 31, 2005        0.29        0.11
Quarter Ended September 30, 2005       0.60        0.30
Quarter Ended June 30, 2005            0.51        0.48
Quarter Ended March 31, 2005           0.50        0.21

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2004

                                       High        Low

Quarter Ended December 31, 2004        0.50        0.025
Quarter Ended September 30, 2004       0.50        0.10
Quarter Ended June 30, 2004            0.90        0.38
Quarter Ended March 31, 2004           2.75        1.05

Holders of Common Equity.

        As of December 31, 2005, the Company had approximately 742 shareholders of record. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

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

Sales of Unregistered Securities.

	Except as follows, all sales of unregistered (restricted) securities during the fiscal year ended on December 31, 2005 have been previously reported either in a Form 10-QSB or in a Form 8-K:

(a) On October 21, 2005, the Company sold 108,108 shares of common stock to accredited investors for cash of $ 16,000 ($0.148 per share).

	No commissions were paid in connection with any of these sales. These sales were undertaken under Section 4(2) of Regulation D under the Securities Act of 1933, as amended ("Act"). None of the transactions involved a public offering and each of the investors represented that he was an "accredited" or sophisticated" investor as defined in Rule 502 of Regulation D.


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

Results of Operations.

	Because the Company has elected to be regulated as a business development company under the 1940 Act, the comparability of our results of operations is impacted by our changes in business strategy during these periods. The results of operations reflected in this discussion include the operations of the Company for the past two years. The Company elected to become a BDC as of December 1, 2005. However for comparison purposes the Company has elected to include both the BDC and non BDC periods in the 2004 financial comparisons.

(a)	Revenues.

	For the years ended December 31, 2005, and 2004, the Company reported $ 71,592 operating revenues for 2004, and zero for 2005.
Revenues were down due to election of BDC status for the full year in 2005.

(b)	Selling, General and Administrative Expenses.

	The Company incurred total selling, general and administrative expenses of $440,557 for the year ended December 31, 2004, as compared to $388,676 for the fiscal year ended December 31, 2005.
The decrease in cost are due to the lower overhead as a BDC during 2005.

(c)	Depreciation and Amortization.

	Depreciation and amortization for both periods in the year ended December 31, 2004 and for the year ended December 31, 2005 were zero.

(d)	Interest Expense.

	The Company incurred interest expense of $72,137 in the fiscal year ended December 31, 2004, compared with such charges of $92,073 in the year ended December 31, 2005, representing an increase of $19,936. The variance between the fiscal years is the result of increased interest bearing indebtedness in 2005.

(e)	Net Operating Loss Carryforward.

	For the fiscal year ending December 31, 2005, the Company had a net operating loss carryforward of approximately $ 10,078,000 as compared with approximately $9,612,000 for the previous fiscal year. The Company has not recognized any of this tax benefit as an asset due to uncertainty of future income and possible change in control of the Company. The increase in net operating loss carryforward is the result of the Company's operating loss experienced in 2005.

(f)	Net Loss.

	The Company recorded a net loss from continued operations of $510,931 for the fiscal year ended December 31, 2004, as compared to a net loss of $465,990 for the fiscal year ended December 31, 2005, a decrease of $44,941. The decrease reflects lower overhead as a BDC compared to an operating company

Factors That May Affect Operating Results.

	The operating results of the Company, and after December 1, 2004, Perfect Turf, Inc., can vary significantly depending upon a number of factors, many of which are outside its control. General factors that may affect our operating results include:

* market acceptance of and changes in demand for products and services;

* a small number of customers account for, and may in future periods account for, substantial portions of our revenue, and revenue could decline because of delays of customer orders or the failure to retain customers;

*       gain or loss of clients or strategic relationships;

* announcement or introduction of new services and products by us or by our competitors;

*       price competition;

* the ability to upgrade and develop systems and infrastructure to accommodate growth;

* the ability to introduce and market products and services in accordance with market demand;

*       changes in governmental regulation; and

* reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

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

        Our success is largely dependent on the personal efforts and abilities of our sole officer. The loss of our sole officer could have a material adverse effect on the Company's business and prospects.

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

Operating Activities.

	The net cash used in operating activities was $1,557 for the year ended December 31, 2004 compared to $264,170 for the year ended December 31, 2005, an increase of $262,613. A significant portion of cash used in the year ended December 31, 2005 is attributed to an increase in liabilities.

Investing Activities.

	Net cash used in investing activities was $215,187 for the year ended December 31, 2004 as compared to $97,737 during the year ended December 31, 2005 as a result of investments made by the Company.
These loans represent a portion of the investment of $396,286, and are comprised of an investment by the Company in the Portfolio
Company in the amount of $355,395 (through the Contribution
Agreement) and a loan by the Company to InZon Corporation in the amount of $40,888.

Liquidity and Capital Resources.

        As of December 31, 2005, the Company had $73,863 current assets and liabilities of $1,666,775 with negative current working capital of $ 1,592,912. During the years ended December 31, 2004 and 2005, the Company incurred net losses of $510,931 and $ 465,990 respectively and the Company has an accumulated deficit of $529,775 as of December 31, 2005. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

 	If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

*       curtail operations significantly;

*       sell significant assets;

* seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or

* explore other strategic alternatives including a merger or sale of the Company.

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

The Company has been successful in obtaining cash resources through private placements. Financing activities provided cash of $66,000 during the year ended December 31, 2005, through the sale of common stock. plus cash of $ 371,910 through the issuance of notes during the same period. In addition there were net redemptions of convertible debentures of $ 75,000 resulting in net proceeds from financing activities for the period ending December 31, 2005 of $ 362,910.

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

Off Balance Sheet Arrangements.

	The Company does not engage in any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

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

        On November 20, 2002, the Company's board of directors adopted the Amended and Restated Employee Stock Incentive Plan. On January 19, 2003, the Company filed with the SEC a registration statement on Form S-8 for the purpose of registering 20,000,000 common shares issuable under this plan. However, since the Company has now converted to a BDC, it will not issue any further compensation under this plan, or any other stock compensation plan of the Company. Forward Looking Statements.

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

ITEM 7.  FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December 31, 2005, and for the year ended December 31, 2004 are presented in a separate section of this report following Item 14.

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

	None

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

        Gary Borglund and Richard Overdorff were appointed to the board of directors on February 6, 2001. On July 15, 2002, Gregory Johnson resigned as the president and CEO of the Company; at that time, Mr. Borglund was appointed president and continued in his role of chairman of the board. Mark Crist was appointed to the board of directors on May 15, 2002 and resigned December 6, 2004. On
September 30, 2002, Lowell Holden resigned from the board of directors and as CFO of the Company. Richard Dunning joined the board of directors on March 31, 2003 and resigned on January 23, 2003. On December 6, 2004 Patrick Charles was appointed to the board of directors of the Company and resigned on October 24, 2005. On September 30, 2005 Joseph V Donahue was appointed to the board of directors.

(a)	Gary Borglund, President/Secretary/Director.

	Mr. Borglund, age 58, has over ten years of professional experience in new ventures as a principal and executive, as well as ten years as a consultant. Since 1998, Mr. Borglund has worked exclusively with early stage development, high tech and Internet companies. Mr. Borglund serves on several boards of directors for public and private companies and remains in these capacities with regard to the companies to date. Mr. Borglund was Vice President of Marketing for Greenhaven Marketing from 1991 to 1996 and a Director of Red Oak Management from 1996 to 2000. Since joining the Company, he has dealt with issues regarding funding and the restructuring of debt. Mr. Borglund attended the University of Minnesota.

(b)	Richard Overdorff, Director.

	Mr. Overdorff, age 63, brings a broad base of experience in multiple disciplines for application to corporate planning and operations. His business career includes corporate management with an international airline, serving as a Management Consultant to blue chip corporations with Golightly & Co International of New York City, and the management of a financial services practice providing investment services to individuals and closely held businesses. A 1967 MBA graduate in Marketing and Finance from Penn State University, he earned the designation of Certified Financial Planner in 1984, is licensed as a Securities Principal, an Insurance Broker and a California Real Estate Broker. For the past fourteen years, Mr. Overdorff has been an Independent Registered Representative with TransAm Financial Group, Inc. He is a member of the Financial Planning Association, on the Board of the Orange County Financial Society and a Board Member of the Irvine Valley College Foundation Board of Governors.

(c)	Joseph V. Donahue, Director

 Mr. Donahue, age 60 has served as an advisor and director to numerous companies focused primarily on opportunities in Asia and Latin America. He currently serves as a managing Director of Crown Capital Corporation and was previously on the board of directors of Frontline Communications, a listed American Stock Exchange company. Since 1993, he has served as President of Donahue and Associates, Inc, a corporate advisory firm headquartered in Connecticut. Mr. Donahue is Co-President of Greater Beijing Development Corporation, and President of China Gateway Capital Corporation. Also, he serves on the board of PanAm Development Corporation which works with business in Peru and the Dominican Republic. From 1981 to 1993 Mr. Donahue managed mergers and acquisitions at Sterling & Company, Inc. Mr. Donahue studied at the University of Mexico and graduated with a B>A> from the University of California.



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

	Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) during fiscal 2005, and certain written representations from executive officers and directors, the Company is aware of the following required reports that have not been timely filed: a Form 3 to cover the appointment of Mr. Donahue to the board of directors on September 30, 2005 (this form has been prepared and filed with the SEC). Other than this, the Company is unaware of any other required reports that were not timely filed.

Investment Committee.

        The members of the Company's Investment Committee are Messrs. Borglund and Overdorff, with Mr. Overdorff being an independent director of the Company. The Investment Committee has responsibility with respect to reviewing and overseeing the Company's contemplated investments and portfolio companies and investments on behalf of the board of directors and reports the results of its activities to the full board. The Investment Committee has the ultimate authority for and responsibility (i) to evaluate and recommend investments, and
(ii) review and discuss with management (a) the performance of portfolio companies, (b) the diversity and risk of the Company's investment portfolio, and, where appropriate, make recommendations respecting the role or addition of portfolio investments and (c) all solicited and unsolicited offers to purchase portfolio companies.

Other Committees of the Board Of Directors.

        The Company presently does not have a compensation committee, nominating committee, an executive committee of our board of directors; stock plan committee or any other committees, except for an Audit Committee (see Item 14). However, our board of directors intends to establish various committees during the current fiscal year.

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

ITEM 10.  EXECUTIVE COMPENSATION.

        The following table sets forth certain information relating to the compensation paid by the Company during the last three fiscal years to the Company's president. No other executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2005, and the two prior fiscal years.

Summary Compensation Table.




Name and              Annual Compensation           Long-Term Compensation
principal             -------------------------     ----------------------------------------------------
position      Year    Salary     Bonus   Other            Awards               LTIP        All
(a)            (b)      (c)       (d)    annual    Restricted  Securities      payouts     other
                                         compen-   Stock       Underlying      ($)(h)      compensation
                                         sation    Awards      options/SARs                ($)(i)
                                         ($)(e)    ($)(f)       (#)(g)
--------------------------------------------------------------------------------------------------------

Gary          2005   $85,169(1)    -       -         -            -                -           -
Borglund,     2004   $55,069(2)    -       -         -            -                -           -
President     2002   $9,800        -       -         -            -                -           -


(1)  Mr. Borglund was appointed to the position of president on July
15, 2003.

(2)  The Company had accrued but not paid $44,000 in 2004 and $
92,118in 2005 for Mr. Borglund.


        Directors of the Company do not receive cash compensation for their services as directors or members of the committees of the board of directors. All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the board of directors or management committees.

Other Compensation.

	There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Company in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2005, provided for or contributed to by the Company.

Employment Agreement.

	On October 1, 2004, the Company entered into an employment agreement with Mr. Borglund (see Exhibit 10.5). A further discussion of this agreement is contained under Item 12.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

Security Ownership.

        The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of April 11, 2006 (4,838,531 shares issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of 5% or more of the outstanding common stock; and (ii) all directors and executive officers of the Company as a group:


Title of Class         Name and Address    Amount of         Percent
                       of Beneficial       Beneficial        of Class
                       Owner (1)           Ownership (2)


Common Stock           Gary Borglund,       37,500            .77%
                       2535 Pilot Knob
                       Road, Suite 118,
                       Mendota Heights,
                       MN 55120


Common Stock           Joseph Donahue            0            0.00%
                       2535 Pilot Knob
                       Road, Suite 118,
                       Mendota Heights,
                       MN 55120


Common Stock           Richard Overdorff     3,000 (3)        0.06%
                       2535 Pilot Knob Road,
                       Suite 118,
                       Mendota Heights,
                       MN 55120


Common Stock           Shares of all        40,500            0.83%
                       directors and
                       executive
                       officers as a
                       group (3 persons)


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

	On March 5, 2001, the Company adopted a Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 3 was adopted on July 1, 2004). The purposes of the plan are to enable the Company to promote the interests of the company by attracting and retaining non-employee directors and consultants capable of furthering the business of the company and by aligning their economic interests more closely with those of the company's shareholders, by paying their retainer or fees in the form of shares of common stock. All 80,000,000 shares of common stock authorized under this plan have been registered a Form S-8's filed with the SEC. As of December 31, 2005, there are no shares remaining to be issued under this plan.



           Equity Compensation Plan Information December 31, 2005
           ------------------------------------------------------
Plan category      Number of            Weighted         Number of
                   securities to        average          securities
                   be issued upon       exercise         remaining
                   exercise of          price of         available for
                   outstanding          outstanding      issuance under
                   options,             options,         equity compen-
                   warrants and         warrants and     sation plans
                   rights (a)           rights (b)       (excluding
                                                          securities
                                                          reflected in
                                                          column (a))
                                                          (c)

Equity
compensation
plans
approved by
security
holders               0                    0                0



Equity
compensation                                              Stock
plans not                                                 Incentive
approved by                                               Plan:
security                                                  20,000,000
holders               0                    0              shares;
                                                          Directors and
                                                          Consultant's
                                                          Plan: 0 shares

Total                 0                    0              Stock Incentive
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

(e) On March 1, 2004, the Company leased office space. A related party. pays 50% of the total monthly rent of $1,253 at this location. The related party and the Company have a common president and director.

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

(h)  On December 1, 2004, the Company entered into a
Contribution Agreement with its portfolio company, Perfect Turf, Inc., for the purpose of contribution a business to that company of all the assets of the Company in return for all its common stock (see
Exhibit 10.6). Both the Company and the Portfolio Company share a common director, Mr. Borglund.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

        The aggregate fees billed for each of the last two fiscal years for professional services rendered by George Brenner, CPA for the audit of the Company's annual financial statements, and review of financial statements included in the company's Form 10-QSB's: 2005:
$26,076; 2004: $17,500.

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

Audit Committee.

        The Company's audit committee consists of Richard Overdorff and Joseph Donahue, both independent directors of the Company. The audit committee has adopted a written charter. Mr. Overdorff has been designated as the Audit Committee's "financial expert" in compliance with Item 401(e) of Regulation S-B.

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

City Capital Corporation



Dated: April 13, 2006                     By: /s/  Gary Borglund
                                          ------------------------
                                          Gary Borglund, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

   Signature               Title                             Date

/s/ Gary Borglund
-----------------
    Gary Borglund         President/Secretary/Treasurer/     April 13, 2006
                          Chief Financial Officer
                          (principal financial and
                          accounting officer)/Director




/s/ Richard Overdorff
---------------------
    Richard Overdorff     Director                           April 13, 2006

/s/ Joseph Donahue
------------------
    Joseph Donahue        Director                           April 13, 2006

CITY CAPITAL CORPORATION
Financial Statements and Accompanying Footnotes

Table of Contents


1.      Report of Independent Registered Public Accounting Firm.........40

2.      Balance Sheet...........................42

3.	Statement of Change in Net Assets....................43

4.      Statement of Operations........................44

5.      Statement of Shareholders' (Deficit)...................45

6.	Statement of Cash Flows........................47

7.      Financial Highlights........................49

8.      Schedule of Investments.......................50

9.      Notes to Financial Statements.....................51

George Brenner, CPA
A Professional Corporation
10680 W. PICO BOULEVARD, SUITE 260
LOS ANGELES, CALIFORNIA 90064
310/202-6445 - Fax 310/202-6494

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of City Capital Corporation

I have audited the accompanying balance sheet of City Capital Corporation ("Company") as of December 31, 2005, and the related statements of changes in net assets, operations, changes in stockholders deficit, cash flows, financial highlights and for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

As set forth in the "Schedule of Investments", included in the financial statements, an investment amounting to $355,395 at December 31, 2005 has been valued at fair value as determined by the Board of Directors. I have reviewed the procedures applied by the Board of Directors in valuing such investments and have inspected underlying documentation; while in the circumstances the procedures appear to be reasonable and the documentation appropriate, determination of fair value involves subjective judgment which is not susceptible to substantiation by the audit process.

In my opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

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


/s/  George Brenner, CPA
April 13, 2006
Los Angeles, CA

                             CITY CAPITAL CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 2005


                                     ASSETS

Current Assets
  Cash                                             $          1,003
  Notes receivable                                           72,860
                                                   -----------------
      Total Current Assets                                   73,863

Investment at fair market value as of December 31, 2005     355,395
      Total Assets                                 $        429,258
                                                   =================

LIABILITIES AND STOCKHOLDERS' DEFICIT

  Notes payable including accrued
    interest of $342,266                                  1,096,598
  Accounts payable and accrued expenses                     236,658
  Accrued consulting-officer                                 92,118
  Convertible debentures  including accrued
    interest of $37,130                                     241,380
                                                   -----------------
      Total Liabilities                                   1,666,754

Stockholders' Deficit
  Common stock, $0.001 par value;
    authorized 235,000,000 shares;
    issued and outstanding 4,338,531 shares                   4,338
  Additional paid-in capital                               (700,059)
  Accumulated deficit                                      (529,775)
  Stock subscription  receivable                           ( 12,000)
                                                   -----------------
      Total Stockholders' Deficit                        (1,237,496)
                                                   -----------------

      Total Liabilities and Stockholders' Deficit  $        429,258
                                                   =================

Net Asset Deficit Value per Share as of December
  31, 2005 based on 4,338,531 shares outstanding    $(0.2852)
                                                   ---------






See accompanying notes to financial statement and Registered
Accountant's Report

                             CITY CAPITAL CORPORATION
                         STATEMENT OF CHANGE IN NET ASSETS
                              AS OF DECEMBER 31, 2005


                                                      For Year ended
                                                    2005           2004

OPERATIONS

Net investment loss                                (465,990)    (510,931)
                                                   ---------    ---------
Net realized and unrealized gain (loss) on
Investment transactions                                  --           --

Net decrease in net assets resulting from
Operations                                         (465,990)    (510,931)

SHAREHOLDERS ACTIVITY:

      Stock sales and conversion                    139,735      498,159
                                                    --------     --------
NET INCREASE (DECREASE) IN ASSET VALUE             (326,255)     (12,772)


NET ASSETS:
      Beginning of period                          (911,241)    (898,469)

      End of  Period                             (1,237,496)    (911,241)





See accompanying notes to financial statement and Registered
Accountant's Report

                                CITY CAPITAL CORPORATION
                                STATEMENTS OF OPERATIONS
                                AS OF DECEMBER 31, 2005



                                                    For Year ended
                                               2005                 2004

Sales                                            --                71,592

Cost of sales                                    --                69,854
                                              ------              --------
Gross Profit                                     --                 1,738

Selling, general and
  administrative expenses                   388,676               440,557

Depreciation and amortization                    --

Interest expense                             92,073                72,137

Other (income)                               (3,109)                  (25)
                                           ---------             ---------
                                            477,640               512,669
                                           ---------             ---------

Settlement                                   11,650                    --

Net (Loss) Before Income Taxes             (465,990)             (510.931)

Income tax expense (benefit)                     --                    --

Net (Loss)                               $ (465,990)           $ (510,931)
                                         ===========           ===========

Net (Loss) per Share                     $  (0.1548)           $  (0.2444)
                                         ===========           ===========
Weighted Average Number of
  Common Shares Used to Compute
  Net Income (Loss) per Share             3,009,854             2,090,814
                                          =========             =========



See accompanying notes to financial statement and Registered
Accountant's Report

                                CITY CAPITAL CORPORATION
                      STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                                 AS OF DECEMBER 31, 2005


                                       Common Stock       Preferred Stock           Additional                            Net
                                     Par Value $0.001     Par Value $0.001            Paid In   Stock                Stockholders'
                                    Shares      Amount    Shares     Amount          Capital    Subscpt.  Deficit      (Deficit)
                                 -----------   --------   ------    -------         ----------- -------- -----------  -----------

Balance at 12/31/03               1,918,580     $1,918     --         --             8,647,213           (9,547,600)   (898,469)

Removal of negative equity
 of previously consolidated,
 discontinued subsidiary                                                               308,279                          308,279

Issuance of common/
 preferred stock

For services at
   $0.030to $1.50
   per share                        338,000        338                                 167,162                   --     167,500

For cash at $0.50
   per share                          6,000          6                                   2,994                   --       3,000

For debt conversion
   at $1.00
   per share                         77,500         78                                  77,422                   --      77,500

Cancelled shares at
   $1.00   per share               (100,000)      (100)                                (99,900)                  --    (100,000)

Cancelled shares
   at $1.30 per share                (7,000)        (7)                                 (8,743)                  --      (8,750)

For debt conversion
   at $0.10 per share                                       101,259        101          50,529                   --      50,630

Net Loss Jan.1-Nov.30                                                                                      (447,146)   (447,146)

Net Loss Dec 1-31 BDC                                                                                       (63,785)    (63,785)

  Rounding stock split                  378
  Elimination of deficit
   at conversion to BDC                                                             (9,994,746)           9,994,746          --

Balance as of 12/31/04            2,233,458     $2,233      101,259       $101      $ (849,790)           $ (63,785)  $(911,241)

Shares issued for
  Cash $0.15 to 0.18                385,883        386                                  65,614                           66,000

For Convertible debt
  at $0.21  per share               200,000        200                                  40,800                           41,000

For accounts payable
  at $0.28 per share                276,000        276                                  76,197                           76,473

For subscription receivable
  at $0.15 per share                 80,000         80                                  11,920  (12,000)          0

Premium on preferred share
  Redemption                                               (200,706)                  (200,706)

Transfer of preferred
  redemption to
  common stockholders
  at $0.10-0.28 per share           817,660        818                                 199,888                          200,706

For expense prior to
  BDC formation
  at $0.30 per share                320,000        320                                    (320)                               0

For interest expense
  at $0.27                           25,530         25                                   6,868                            6,893

Preferred shares issued
  For debt conversion at
    $0.50                                                    56,000         56          27,944                           28,000

Redemption at $0.50                                        (157,259)      (157)        (78,472)                         (78,629)

Net loss                                                                                                    (465,990)  (465,990)
                                 -----------   --------    ---------    -------     ----------- ---------   --------- ------------
Balance as of 12/31/05            4,338,531    $ 4,338       --        $    --      $ (700,059) $(12,000)  $(529,775)$(1,237,496)




See accompanying notes to financial statements and Registered Accountant's
Report

                                CITY CAPITAL CORPORATION
                                STATEMENTS OF CASH FLOWS
                                AS OF DECEMBER 31, 2005


                                                             For year ended
                                                            2005        2004
Operating Activities
  Net (Loss)                                            $(465,990)  $(510,931)

   Adjustments to reconcile net loss
      to net cash required by operating activities:
     Stock issued for expenses                              6,893     167,500
     Subsidiary previously consolidated                        --     308,279
     Settlement loss                                           --    (105,849)
   Changes in operating assets and liabilities
     Receivables                                               --      (4,334)
     Bank overdraft                                          (773)        773
     Inventory                                                 --       7,550
     Notes receivable                                     (32,068)         --
     Consulting payable -related party                     48,118          --
     Accrued Interest                                      92,073          --
     Accounts payable and accrued expenses                 87,577     135,455
                                                          --------   ---------
        Total Adjustments                                 201,820     509,374

Net Cash Used in Operating Activities                    (264,170)    ( 1,557)

Investing Activities
     Loan to portfolio company                            (97,737)   (215,187)

Financing Activities
     Sale of common stock                                  66,000       3,000
     Convertible debentures, proceeds                      50,000     161,050
     Convertible debentures paid                         (125,000)         --
     Proceeds-notes payable                               371,910      28,742

Net Cash Provided by Financing Activities                 362,910     192,792

Increase (Decrease) in Cash from
     Continuing Operations                                  1,003     (23,952)

       Cash:
     Beginning of Period                                        0      23,952
                                                         ---------   ---------
     End of Period                                       $  1,003    $      0
                                                         =========   =========

 Supplemental Disclosure of
       Cash Flow Information:
             Cash paid for interest                      $    --     $     --
                                                         ========    =========
             Cash paid for income taxes                  $    --     $     --
                                                         ========    =========

                                CITY CAPITAL CORPORATION
                                STATEMENTS OF CASH FLOWS

(continued)


Debt settlement - accounts payable
  Year ended December 31, 2004
    77,500  common shares  at $1.00 per share            $    --     $ 77,500
                                                         --------    ---------
    101,259 Preferred shares at $0.10 per share          $    --     $ 50,630
                                                         --------    ---------

Non Monetary transactions:
  For convertible debt-200,000 shares
    @ $0.21 per share                                    $ 41,000          --
  For accounts payable - 276,000 shares
    @ $0.28 per share                                      76,473          --
  For Stock subscription - 80,000 shares
    @ $0.15 per share                                      12,000          --
  For transfer of preferred premium redemption
    to common stock holders - 817,660 shares
    @ $0.10-28 per share                                  200,706          --
  For expenses prior to BDC formation
    320,000 shares @ $0.30 per share                           --          --
  For interest expense - 25,530 shares
    @ $0.27 per share                                       6,893          --
                                                         --------    ---------
                                                        $ 337,072          --
                                                         --------    ---------






See accompanying notes to financial statement and Registered
Accountant's Report

CITY CAPITAL CORPORATION
FINANCIAL HIGHLIGHTS
AS OF DECEMBER 31,2005


Per Unit Operating Performance:

                                                          For year ended
                                                        2005        2004

NET ASSET VALUE, BEGINNING OF PERIOD               $ (0.3028)     $ (0.2823)
INCOME FROM INVESTMENT OPERATIONS:

Net investment loss                                  (01548)        (0.2444)

Net realized and unrealized gain(loss) on investment
Transactions                                             --              --

Total increase (decrease)from investment operations (0.1548)        (0.2444)

Net increase in net assets resulting from
  stock sales                                        0.0464          0.0908

NET ASSET VALUE, END OF PERIOD                      (0.4112)        (0.4358)

TOTAL NET ASSET VALUE RETURN                         (35.80)%        (54.41)%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period                        (1,237,496)       (911,241)

Ratios to average net assets:
Net expense                                           37.66%          56.07%

Net investment loss                                  (37.66%)        (56.07%)

Portfolio Turnover rate                                  --              --


NOTE: The calculations are  based on weighted average
           of  shares outstanding for the designated  year


See accompanying notes to financial statement and Registered
Accountant's Report

CITY CAPITAL CORPORATION
SCHEDULE OF INVESTMENT
As of December 31, 2005


                                      Title of
                                      Securities       Percentage of
Portfolio Company     Industry        Held by Company  Class Held    Fair Value

Perfect Turf, Inc.  Artificial Turf   Common Stock      100%         $355,395

         Total Investments                                           $355,395





See accompanying notes to financial statement and Registered
Accountant's Report

CITY CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

NOTE 2:  CONTINUED EXISTENCE

The Company has not generated any significant revenue from continuing operations during the years ended December 31, 2005 and 2004 and has funded its operation primarily through the issuance of debt and equity. Accordingly, the Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company, as described above, is in the business of investing in operations of other companies. There can be no assurance that the
Company will be successful in its new endeavor.   (See Note 14:
"Subsequent Events" regarding Letter of Intent).

NOTE 3:  SIGNIFICANT ACCOUNTING POLICIES

Presentation.

The Company disengaged its affiliation with a wholly owned subsidiary in the artificial turf business on December 31, 2003; consequently the accompanying financial statements record the negative net assets and loss of that wholly owned subsidiary as a single line on the statement of stockholders equity (deficit) and the cash flow for the year ending 2004.

On November 29, 2004 the Company elected to become a Business
Development Company. To qualify for that election, the Company transferred all the assets related to the artificial turf business to Perfect Turf, Inc, a wholly owned subsidiary.

All shares of stock have been adjusted in the financial statements and footnotes to reflect the one share for one hundred shares reverse stock split. See Note 11: "Reverse stock split."
Under the rules governing a BDC, the Company does not consolidate the results of its portfolio companies but assigns a fair market value as determined by the board of directors to these operations. The results of Perfect Turf, Inc., the sole portfolio company, is not included in the statements of the Company and is carried only as an investment on the balance sheet of the Company.

During 2004, the Company was a BDC for one month. The financial statements for 2004 were presented for the period that the Company was BDC. For comparative reasons, these financial statements include both the period the Company was a BDC and the period it was not a BDC in 2004.

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

Since the fully diluted loss per share for 2005 and 2003 was antidilutive, basic and diluted losses per share are the same.
Accordingly, options to purchase common stock issuable upon conversion of a convertible debentures and preferred stock were not included in the calculation of diluted earnings per common share.

Valuation of Investments.

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

NOTE 5:  NOTES PAYABLE-CONVERTIBLE DEBENTURES

The Company has issued notes as part of their financing activity. One of the notes for principal of $250,000 and accrued interest of $ 333,666 is in default and considered current. The Company has been working with the note holder to reach a settlement. The balance consists of 17 notes with interest rates ranging from 5.0% to 9.5%. The convertible debentures bearing an interest rate of 9.5% have matured and are convertible at the Company's option


NOTE 6: TRANSFER OF ASSETS AND LIABILITIES TO SUBSIDUARY

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

NOTE 7:  INCOME TAXES

As discussed in Note 1, the Company adopted SFAS No. 109 effective January 1, 1992. One of the provisions of SFAS No. 109 enables companies to record deferred tax assets for the benefit to be derived from the utilization of net operating loss carryforwards and certain deductible temporary differences. At December 31, 2005 and 2004, the tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below by applying the United States federal income tax rate of 34% to loss before income taxes:

                                          2005                    2004

Net operating loss carryforwards       $3,427,000             $3,268,000

Less: valuation allowance               3,427,000              3,268,000
                                       -----------            -----------
                                       $       --             $       --
                                       ===========            ===========

Due to operating losses incurred by the Company, the Company established a related valuation allowance of $3,427,000 and $3,268,000 at December 31, 2005 and 2004, respectively.

As of December 31, 2005, the Company has net operating loss carryforwards of approximately $10,078,000 for federal income tax return purposes, which expire in 2006 through 2025. Benefit for these contingent assets is dependent upon the Company's ability to generate future earnings. Any material change in corporate ownership will greatly reduce the net operating loss carry forward. (See Note 14: "Subsequent Events" regarding Letter of Intent) The future tax benefits for these tax assets are dependent upon the Company's ability to generate future earnings.

NOTE 8:  RELATED PARTY TRANSACTIONS

On December 1, 2005 the Company transferred assets that were directly related to the artificial turf business to its portfolio company, Perfect Turf, Inc. Under the terms of the transfer, certain representations and warrantees were made by the Company pertaining to the assets the subsidiary received. Under the rules governing a BDC, the subsidiary does not need to consolidate its financial statements with the parent. The assets and liabilities transferred and operating results through November 30, 2004 do not be reflected on the Company's financial statements. The Company carries as an investment, the fair market value of the subsidiary as determined by the Company's board of directors.

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

NOTE 10: ISSUANCE OF PREFERRED SHARES

On December 1, 2004 the Company issued 101,259 shares of class A preferred shares in exchange for the reduction of $50,630 of short-term debt. The preferred shares have a par value of $0.001. Each share of this class has 25 votes compared to one vote for each share of common stock. On December 10, 2004 the preferred shares were reverse split at the same ratio as the reverse split of the common shares. . On February 4, 2005 the Company issued an additional 56,000 shares of class A preferred shares in exchange for the reduction of $ 28,000 of short-term debt.

On October 3, 2005 the Company redeemed the preferred shares for a note totaling $ 279,335. Through a transfer of preferred redemption to common stock, the note was further reduced by the issuance of 817,660 shares of common stock of the Company reducing the note outstanding to $ 78,629.

NOTE 11: REVERSE STOCK SPLIT

On December 15, 2004, affected a 100 to 1 reverse split of common shares authorized and outstanding. All share and per share amounts in the accompanying financial statements of the Company and notes thereto, have been retroactively adjusted to give effect to the stock splits. The total number of shares of stock authorized to be issued by the Company remained at 235,000,000) shares of common stock and 15,000,000 shares of preferred stock.

NOTE 12:  INVESTMENT IN PORTFOLIO COMPANY

On December 1, 2004, the Company transferred certain of its assets into Perfect Turf, Inc. in exchange for 1,000 shares of Perfect
Turf's common stock.

NOTE 13: SECURITIES AND EXCHANGE COMMISSION REVIEW

On December 12, 2005 the Securities and Exchange Commission (SEC) initiated a field audit of the Company. The review was conducted under Section31 (b) of the Investment Company Act of 1940 pursuant to the company electing to become a Business Development Company. On march 28, 2006 the Company received a letter from the SEC indicating the need to revise unspecified practices and procedures and that certain points were still under review. No findings have been made known.

NOTE 14:  SUBSEQUENT EVENTS

On April 4, 2006 the Company signed a letter of intent in which the Company will acquire as a wholly owned subsidiary ECC Jazz District Acquisitions, LLC. The Company will issue 6,731,364 shares of its stock subject to the definitive agreement to be executed by both parties.

On April 10, 2006 the Company reached a settlement agreement with a former officer and director of the Company for outstanding liabilities totaling $142,898. Under the terms of the agreement the Company will pay the former officer $ 137,500 of which $ 90,000 will be in cash and $ 47,500 in either cash or stock at the Company's option.

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

3.1     Articles of Incorporation, dated July 17, 1984
(incorporated by reference to Exhibit 3.1 of the Form 10-
KSB filed on April 13, 2001).

3.2	Articles of Amendment to the Articles of Incorporation,
dated February 20, 1987 (incorporated by reference to Exhibit 3.2 of the Form 10-KSB filed on April 13, 2001).

3.3	Certificate of Amendment of Articles of Incorporation,
dated March 28, 1994 (incorporated by reference to Exhibit
3.3 of the Form 10-KSB filed on April 13, 2001).

3.4	Certificate of Amendment of Articles of Incorporation,
dated October 31, 1996 (incorporated by reference to Exhibit 3.4 of the Form 10-KSB filed on April 13, 2001).

3.5	Certificate of Amendment to Articles of Incorporation,
dated August 17, 1999 (incorporated by reference to Exhibit 3.5 of the Form 10-KSB filed on April 13, 2001).

3.6	Certificate of Amendment to Articles of Incorporation,
dated April 12, 2002 (incorporated by reference to Exhibit
3.6 of the Form 10-KSB filed on April 15, 2003).

3.7	Certificate of Amendment to Articles of Incorporation,
dated November 6, 2002 (incorporated by reference to Exhibit 3.7 of the Form 10-KSB filed on April 15, 2003).

3.8	Certificate of Amendment to Articles of Incorporation,
dated August 4, 2004 (incorporated by reference to Exhibit 3.8 of the Form 10-KSB filed on April 25, 2005).

3.9	Certificate of Amendment to Articles of Incorporation,
dated December 10, 2004 (incorporated by reference to Exhibit
3.9 of the Form 10-KSB filed on April 25, 2005).

3.10	Certificate of Amendment to Articles of Incorporation,
dated December 10, 2004 (incorporated by reference to Exhibit
3.10 of the Form 10-KSB filed on april 25, 2005).

3.11    Bylaws, dated March 1, 2001 (incorporated by reference to
Exhibit 3.6 of the Form 10-KSB filed on April 13, 2001).

4.1	1999 Equity Incentive Plan, dated May 1, 1999
(incorporated by reference to Exhibit 4.1 of the Form S-8 filed on October 1, 1999).

4.2	Employee Stock Incentive Plan, dated March 5, 2001
(incorporated by reference to Exhibit 4.1 of the Form S-8 filed on March 13, 2001).

4.3	Non-Employee Directors and Consultants Retainer Stock
Plan, dated March 5, 2001 (incorporated by reference to
Exhibit 4.2 of the Form S-8 filed on March 13, 2001).

4.4	Debenture Agreement executed by the Company in favor of
Jon Richard Marple and Jon H. Marple, dated February 8,
2001 (incorporated by reference to Exhibit 4.3 of the Form
10-QSB filed on May 15, 2001).

4.5	Common Stock Purchase Agreement between the Company and
Silverwood Opportunity Fund, dated June 11, 2001
(incorporated by reference to Exhibit 4.4 of the Form SB-2 filed on August 31, 2001).

4.6	Amended and Restated Non-Employee Directors and
Consultants Retainer Stock Plan, dated December 17, 2001
(incorporated by reference to Exhibit 4.2 of the Form S-8
POS filed on December 21, 2001).

4.7	Amended and Restated Employee Stock Incentive Plan, dated
November 20, 2002 (incorporated by reference to Exhibit
4.1 of the Form S-8 POS filed on January 9, 2003).

4.8	Amended and Restated Non-Employee Directors and
Consultants Retainer Stock Plan (Amendment No. 2), dated
November 20, 2002 (incorporated by reference to Exhibit
4.2 of the Form S-8 POS filed on January 9, 2003).

4.9	Amended and Restated Non-Employee Directors and
Consultants Retainer Stock Plan (Amendment No. 3), dated
July 1, 2004 (incorporated by reference to Exhibit 4 of
the Form S-8 POS filed on July 13, 2004).
4.10	Certificate of Designation, dated November 5, 2004
(incorporated by reference to Exhibit 4.10 of the Form 10-
QSB filed on November 15, 2004).

10.1	Employment Agreement between the Company and Richard
Dunning, dated January 3, 2003 (incorporated by reference to Exhibit 10.1 of the Form 10-QSB filed on November 13,
2003).

10.2	Employment Agreement between the Company and Gary
Borglund, dated January 15, 2003 (incorporated by reference to Exhibit 10.5 of the Form 10-KSB filed on April 15, 2003).

10.3	Amendment to Employment Agreement between the Company and
Gary Borglund, dated January 15, 2003 (incorporated by reference to Exhibit 10.6 of the Form 10-KSB filed on April 15, 2003).

10.4	Separation Agreement between the Company, and Richard
Dunning and Dennis McElhinney, dated January 22, 2004
(incorporated by reference to Exhibit 10.4 of the Form 10-
KSB filed on April 5, 2004).

10.5	Employment Agreement between the Company and Gary
Borglund, dated October 1, 2004 (incorporated by reference to Exhibit 10.5 of the Form 10-QSB filed on November 15,
2004).

10.6	Contribution Agreement between the Company and Perfect
Turf, Inc. (the following to this agreement have been omitted: Schedule 1: List of Assets; and Schedule 2: List of Liabilities), dated December 1, 2004 (incorporated by referene to Exhibit 10.6 of the Form 10-KSB filed on April
25, 2005).

14	Code of Business Conduct and Ethics, adopted by the
Company's board of directors (incorporated by reference to Exhibit 14 of the Form 10-KSB filed on April 25, 2005).

21	Subsidiaries of the Company (filed herewith).

31	Rule 13a-14(a)/15d-14(a) Certification of Gary Borglund
(filed herewith).

32	Section 1350 Certification of Gary Borglund (filed
herewith).

99      Audit Committee Charter, dated April 19, 2005 (incorporated by reference to Exhibit 99 of the Form 10-KSB filed on April 25, 2005).