Form 10-Q
period 2006-03-31
CITY CAPITAL CORP
filed 2006-05-15
CIK 793986

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH
31, 2006

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

     Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X] No [ ]

     As of March 31, 2006, the Company had 4,838,531 shares of common stock issued and outstanding.

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                     PAGE

         ITEM 1.  FINANCIAL STATEMENTS

                  REVIEW REPORT OF INDEPENDENT REGISTERED
                  PUBLIC ACCOUNTING FIRM                              3

                  BALANCE SHEETS AS OF
                  MARCH 31, 2006 AND DECEMBER 31, 2005                4

                  STATEMENT OF CHANGE IN NET ASSETS                   5

                  STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED
                  MARCH 31, 2006 AND MARCH 31, 2005                   6

                  STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED
                  MARCH 31, 2006 AND MARCH 31, 2005                   7

                  FINANCIAL HIGHLIGHTS                                8

                  SCHEDULE OF INVESTMENTS                             9

                  NOTES TO FINANCIAL STATEMENTS                      10

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS      13

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                  28

         ITEM 4.  CONTROLS AND PROCEDURES                            28

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                  29

         ITEM 2.  UNREGISTERED SALES OF EQUITY
                  SECURITIES AND USE OF PROCEEDS                     30

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                    30

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                30

         ITEM 5.  OTHER INFORMATION                                  30

         ITEM 6.  EXHIBITS                                           31

SIGNATURE                                                            31

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           George Brenner, CPA
                       A Professional Corporation
                    10680 W. PICO BOULEVARD, SUITE 260
                       LOS ANGELES, CALIFORNIA 90064
                      310/202-6445 - Fax 310/202-6494

        REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of City Capital Corporation, a Business Development Company

I have reviewed the accompanying balance sheet of City Capital
Corporation, a Business Development Company ("BDC"), as of March 31, 2006, and the related statements of operations and cash flows for the three months ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company's management.

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

As set forth in the "Schedule of Investments" included in the financial statements, investments amounting to $ 255,395 (85.8% of total assets) at March 31, 2006 have been valued at fair value as determined by the Board of Directors. Determination of fair value involves subjective judgment which is not susceptible to substantiation by the audit process.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern. However, in connection with the going concern condition (see Note: 6 Subsequent Events).
Subsequent Events)

/s/  George Brenner, CPA
George Brenner, CPA
Los Angeles, California
May 15, 2006


                           CITY CAPITAL CORPORATION
                               BALANCE SHEETS
                                 (Unaudited)

                                   ASSETS

                                             March 31,           December 31,
                                               2006                   2005
                                            (Unaudited)            (Audited)

Current Assets
  Cash                                             348                 1,003
  Notes receivable including interest of
  $ 3,946                                       41,738                 72,860
   Total current assets                         42,086                 73,863

Investment and advances in portfolio
  company at fair market value             $   2 55,395            $   355,395

Total Assets                               $    297,481            $   429,258

LIABILITIES AND STOCKHOLDERS' DEFICIT

Notes payable including accrued interest;
  $ 359,877 as of March 31, 2006 and
  $ 342,266 as of December 31, 2005              987,350              1,096,598
  Accounts payable and accrued expenses          221,817                236,658
  Accrued consulting-officer                      96,311                 92,118
  Convertible debentures including interest
  $42,693 as of March 31, 2006 and $ 37,130
  as of December 31,2005                         243,943                241,380

Total Liabilities                              1,549,421              1,666,754

Stockholders' Deficit
Common stock, $0.001 par value;
   authorized 235,000,000 shares;
   issued and outstanding: 4,838,531 as of
   March 31 2006 and 4,338,531 as of
   December 31, 2005                               4,838                 4,338
Additional paid-in capital                      (640,559)             (700,059)
Accumulated deficit                             (604,219)             (529,775)
Stock subscription receivable                    (12,000)              (12,000)

Total Stockholders' Deficit                   (1,251,940)           (1,237,496)

Total Liabilities and Stockholders' Deficit      297,481               429,258

 Net Asset (Deficit) Value per Share based on
4,838,531 as of March 31, 2006 and 4,338,531
as of December 31, 2005 respectively            $(0.2587)            $ (0.2852)

                   See accompanying notes to financial statements


                             CITY CAPITAL CORPORATION
                         STATEMENT OF CHANGE IN NET ASSETS
                                   (Unaudited)

                                                        Three Months ended
                                                             March 31
                                                      2006              2005

OPERATIONS
Net investment loss                                 $  (74,444)     $ (199,967)
Net realized and unrealized gain (loss) on
Investment transactions                                     --              --
Net decrease in net assets resulting from
Operations                                             (74,444)       (199,967)

SHAREHOLDERS ACTIVITY:
Stock sales and conversion                              60,000         123,543

NET INCREASE (DECREASE) IN ASSET                       (14,444)        (76,424)
VALUE

NET ASSETS:
Beginning of period                                 (1,237,496)       (911,241)
End of  Period                                     $(1,251,940      $ (987,665)

See accompanying notes to financial statement and Registered
Accountant's Report



                               CITY CAPITAL CORPORATION
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                        Three Months ended
                                                             March 31
                                                      2006              2005

Revenues                                            $      --        $      --
Cost of Revenues                                           --               --
Gross Profit                                               --               --
Selling, General, and Administrative Expenses         183,124           49,536
Other Expense                                         (11,650)              --
Interest Charges (net of interest income)              28,493           24,908
                                                      199,967           74,444

Net Loss Before Income Taxes                         (199,967)         (74,444)

Income Tax Expense (Benefit)                               --               --

Net Income (Loss)                                   $(199,967)        $(74,444)

Basic and Diluted Loss Per Common Share
Net Loss                                             $(0.0787)        $(0.0161)

Weighted Average Number of Common Shares
   Used to Compute Net Income (Loss) per
   Weighted Average Share                           2,539,394        4,616,309

                      See accompanying notes to financial statements


                               CITY CAPITAL CORPORATION
                               STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                        Three Months ended
                                                             March 31
                                                      2006              2005

Cash Flows from Operating Activities
Net profit (loss)                                    $ (199,967)     $ (74,444)
Adjustments to reconcile net profits (loss)
to net cash used in operating activities:
Bank overdraft                                            9,037             --
Stock issued for expenses                                96,000             --
Change in operating assets and liabilities
Notes receivable                                             --         31,112
Accrued expense - related party                          16,000          4,193
Accounts payable and accrued expenses                     8,972        (14,841)
Net Cash Provided (Used) In Operating Activities        (69,958)       (53,980)

Cash Flow from Investing Activities
(Advances) repayment to portfolio company               (73,968)       100,000
Investment - InZon Corporation                           (7,000)            --
Net Cash Used In Investment Activities                  (80,968)       100,000

Cash Flows from Financing Activities
Loans                                                   152,426        (49,248)
Accrued interest-(Payment) on debenture                  (1,500)         2,563
Net Cash Provided (Used) By Financing Activities        150,926        (46,685)
Increase (Decrease) In Cash and Cash Equivalents             --           (655)
Cash and Cash Equivalents at Beginning of Period             --          1,003
Cash and Cash Equivalents at End of Period                   --            348

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest                                                     --             --
Income taxes                                                 --             --

Noncash Investing and Financing Activities
320,000 shares @ 0.30 for services                       96,000             --
500,000 shares @ $0.12 for debt                              --         60,000

                 See accompanying notes to financial statements


                             CITY CAPITAL CORPORATION
                              FINANCIAL HIGHLIGHTS
                                   (Unaudited)
Per Unit Operating Performance:

                                                        Three Months ended
                                                             March 31
                                                      2006              2005

NET ASSET VALUE, BEGINNING OF PERIOD                 $ (0.2558)      $ (0.3569)
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss                                    (0.0153)        (0.0783)
Net realized and unrealized gain (loss) on investment
Transactions                                                --              --
Total increase (decrease) from investment operations   (0.2841)        (0.4352)

Net increase in net assets resulting from stock sales   0.0124          0.0484

NET ASSET VALUE, END OF PERIOD                         (0.2587)        (0.3868)

TOTAL NET ASSET VALUE RETURN                             (1.12)%        (7.73)%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period                          $(1,251,940)      $(987,655)
Ratios to average net assets:
Net expense                                               5.95%          20.25%
Net investment loss                                      (5.95%)       (20.25%)
Portfolio Turnover rate                                     --              --

NOTE: The calculations are based on number of shares outstanding at the end of the designated period which are 4,838,531 and 2,553,458 respectively

See accompanying notes to financial statement and Registered
Accountant's Report

                               CITY CAPITAL CORPORATION
                               SCHEDULE OF INVESTMENTS
                                    (Unaudited)
                                   MARCH 31, 2006


                                            Title of Securities        Percentage of
Portfolio Company          Industry           Held by Company            Class Held           Fair Value

Perfect Turf, Inc          Artificial Turf      Common Stock                100%               $255,394 (1)

        Total Investments                                                                      $255,394 (2)


(1)  Fair value includes advances of $ 15,862.

(2)  Fair value was determined by the Company's board of directors.

                    See accompanying notes to financial statements


                             CITY CAPITAL CORPORATION
                           NOTES TO FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The Company.

City Capital Corporation, a Nevada corporation ("Company"), was incorporated in Nevada on July 24, 1984, as Diversified Ventures, Ltd. On March 27, 1987, the Company changed its name to M.V.I.D. International Corporation; on April 6, 1994, the name was changed to Micro-Lite Television. On October 25, 1996, the Company changed its name to Superior Wireless Communications, Inc.; on August 18, 1999, the name was changed to JustWebit.com, Inc. On November 6, 2002, the Company changed its name to City Capital Corporation. The Company's fiscal year ends on December 31. 2005.

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

The Company's accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Regulation S-X of the SEC. Accordingly, these unaudited condensed financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In management's opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying condensed financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 2005 contained in the Form 10-KSB.

Although the nature of the Company's operations and its reported financial position, results of operations and cash flows are dissimilar for the periods prior and subsequent to becoming a BDC, its unaudited operating results and cash flows for the periods ended March 31, 2006 and March 31, 2005 are presented in the accompanying financial statements pursuant to Regulation S-X.

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

Earnings (Loss) per Share.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Effective January 1, 1998, the Company adopted SFAS No.
128. Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the fully diluted losses per share for the first quarter of fiscal years 2006 and 2005 were antidilutive, basic and diluted losses per share are the same. Accordingly, rights to purchase common issuable upon conversion of convertible debentures were not included in the calculation of diluted earnings per common share.

NOTE 3:  GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $74,444 for the quarter ended March 31, 2006. As of March 31, 2006, the Company reported an accumulated deficit of $604,219. The Company's ability to generate financial gains and positive cash flows is dependent on the ability to make investments which yield returns as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of March 31, 2006, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Subsequent to the end of the period the Company entered into agreements which could have a material impact on the going concern issue.( See Note 5: Subsequent Events)

NOTE 4:  RELATED PARTIES

In October 2004, the Company entered into an employment contract with Gary Borglund, President and the CEO of the Company. Under the terms of the agreement Mr Borglund is paid a base amount of $80,000 per annum plus certain incentives as approved by the Board of Directors of the Company.

NOTE 5: SECURITIES AND EXCHANGE COMMISSION REVIEW

On December 12, 2005 the Securities and Exchange Commission (SEC) initiated a field audit of the Company. The review was conducted under Section31 (b) of the Investment Company Act of 1940 pursuant to the company electing to become a Business Development Company. On March 28, 2006 the Company received a letter from the SEC indicating the need to revise unspecified practices and procedures and that certain points were still under review. No findings of the field audit have been made known to the Company by the SEC.

NOTE 6:  SUBSEQUENT EVENTS

On April 19, 2006 the Company entered into an agreement with ECC Jazz District Acquisitions, LLC under which the Company will acquire ECC
Jazz as a wholly owned subsidiary.  Under the terms of the agreement
ECC Jazz unit holders will exchange all of their outstanding units for 6,731,364 shares of the Company. The completion of this transaction will constitute a change in control of the Company and has been submitted to a vote of the Company's shareholders for approval.

On April 14, 2006 the Company entered into a financing agreement with Macenta Group, LLC. Under the terms of the agreement the Company will issue a convertible note in the principal amount of $ 4,500,000 bearing interest at the rate of nine percent (9%) payable at maturity. The maturity date is 29 days after receipt of funds for a direct share purchase. The holder has the right to convert the outstanding principal amount of the note to shares of the Company at the rate of fifty one cents ($0.51) of note holder indebtedness per share of common stock issued.. To date the note has not been funded by Macenta Group.

On April 10, 2006 the Company reached a settlement agreement with a former officer and director of the Company for outstanding liabilities totaling $142,898. Under the terms of the agreement the Company will pay the former officer $ 137,500 of which $ 90,000 will be in cash and $ 47,500 in either cash or stock at the Company's option.

On May 4, 2004 Mr. Ephren Taylor was appointed Chief Executive
Officer of the Company. Mr. Taylor is President of ECC Jazz District Acquisitions, LLC.

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

(a)  Valuation Methodology.

     The Company will determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized gains or losses being recognized. At March 31, 2006, approximately 87% of our total assets represented an investment in the Portfolio Company at fair value. Fair value is defined in
Section 2(a)(41) of the 1940 Act as (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistently applied valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

     The Portfolio Company specialized in the sale and distribution of artificial turf, a synthetic product used for artificial home lawns, childcare playground surfacing, soccer and football fields and in numerous other areas applications conditions prohibits, the use of natural grass surfaces.

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

(a)  Revenues.

     The Company reported zero revenue for the three months ended
March 31, 2006.  For the three months ended March 31, 2005, the
Company generated revenues of $1,074. The decrease in revenues was a result of the Company's change in 2005 to a BDC.

(b)  Selling, General, and Administrative Expenses.

     The operating loss for the three months ended March 31, 2006 was $ 74,444. This compares to an operating loss for the same period in 2005 totaling $199,967. The loss was attributable to professional fees and interest.

(c)  Interest Expense.

     The Company incurred interest charges (net of interest income) of $24,908 in the three months ended March 31, 2006, compared with such charges of $28,493 in the three months ended March 31, 2005.
Most of the interest expense in the quarter ended March 31, 2006 is in the accrual on the amounts owed to Newport Financial (as discussed below).

(d)  Income Tax Benefit.

     At March 31, 2006, the Company had available net operating loss carryforwards of approximately $10.14 million that may provide future tax. The Company has not recognized any of this tax benefit as an asset due to uncertainty of future income. In addition, a change in control of the Company would substantially reduce the

(e)  Net Loss.

     The Company reported a net loss of $74,444 for the three months ended March 31, 2006, compared to net loss of $199,967 for the three months ended March 31, 2005. The lower loss is due to lower consulting and other selling, general, and administrative expenses.

Operating Activities.

     The net cash used by operating activities was $(53,970) for the three months ended March 31, 2006 compared the net cash used of $69,958 for the three months ended March 31, 2005, a decrease of $15,988.

Investing Activities.

     Net cash provided in investing activities was $ 100,000 for the year three months ended March 31, 2006 compared to cash used of $80,968 during the three months ended March 31, 2005 as a result of investments made by the Company. The change was attributed to repayment of advances in the portfolio companies.

Liquidity and Capital Resources.

     As of March 31, 2006, the Company had $348 in cash. In addition to the loss of $74,444 during the three months ended March 31, 2006, the Company incurred losses of $911,241 for the year ended December 31, 2005. As of March 31, 2006, the Company had an accumulated deficit of $604,219. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's independent auditor's report included in the Form 10-KSB for the year ended December 31, 2005 includes a substantial doubt paragraph regarding the Company's ability to continue as a going concern. The Company has made financing arrangements to cure this deficiency, however such arrangements, if not effected, may not meet the needs of the Company.

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

(k)  The Company is Dependent on Its Key Personnel.

     The Company's success is largely dependent on the personal efforts and abilities of our sole officer. The loss of certain members of the Company's sole officer could have a material adverse effect on the Company's business and prospects.

     The Company intends to recruit in fiscal year 2006 employees who are skilled in its industry. The failure to recruit these key personnel could have a material adverse effect on the Company's business. As a result, the Company may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurances that the Company will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

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

     As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer/principal financial officer; of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, our principal executive officer/principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     The Company made no sales of unregistered (restricted) securities during the quarter ended on March 31, 2006:

     There were no purchases of common stock of the Company by the Company or its affiliates during the three months ended March 31, 2006.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None

ITEM 6.  EXHIBITS

31     Rule 13a-14(a)/15d-14(a) Certification of Ephren Taylor.

32     Section 1350 Certification of Ephren Taylor.

                              SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       City Capital Corporation



Dated: May 15, 2006                    By: /s/ Ephren Taylor
                                       Ephren Taylor,
                                       Principal Executive Officer