Form 10-K/A
period 2005-12-31
CITY CAPITAL CORP
filed 2006-08-08
CIK 793986

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                        ______________ TO ______________

                        COMMISSION FILE NUMBER: 33-5902

                            CITY CAPITAL CORPORATION
                -----------------------------------------------
              (Exact Name of Company as Specified in Its Charter)


            Nevada                                           22-2774460
-------------------------------                           ----------------
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)


2535 Pilot Knob Road, Suite 118
Mendota Heights, Minnesota                                    55120
---------------------------------------                      --------
(Address of Principal Executive Offices)                    (Zip Code)

                  Company's telephone number:  (651) 452-1606
                                               --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: common stock, par value $0.001.

Indicate by check mark whether the Company (1) has filed all   reports required
to be filed by Section 13 or 15(d) of the Securities   Exchange Act of 1934
during the preceding 12 months (or for such   shorter period that the Company
was required to file such reports),   and (2) been subject to such filing
requirements for the past 90   days.  Yes  X       No
                                         -----          ------

Indicate by check mark if disclosure of delinquent filers   pursuant to Item
405 of Regulation S-K is not contained herein, and   will not be contained, to
the best of Company's knowledge, in   definitive proxy or information
statements incorporated by reference   in Part III of this Form 10-K or any
amendment to this Form 10-K   X.
                            -----
                                                                            1
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes      No   X
                                              -------

The Company had no revenue for the year ending 2005.  The   aggregate market
value of the voting stock held by non-affiliates of   the Company as of April
11, 2006 is $1,679,311.  As of April 11,   2006, the Company had 4,838,531
shares of common stock issued and   outstanding.

Transitional Small Business Disclosure Format (check one): Yes   No  X .
                                                              ---   ---

                                TABLE OF CONTENTS
                               -----------------

PART I.                                                        PAGE

ITEM 1.   DESCRIPTION OF BUSINESS                                3

ITEM 2.   DESCRIPTION OF PROPERTY                               16

ITEM 3.   LEGAL PROCEEDINGS                                     16

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   17

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS                       17

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS          18

ITEM 7.   FINANCIAL STATEMENTS                                  27

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                27

ITEM 8A. CONTROLS AND PROCEDURES                                27

ITEM 8B  OTHER INFORMATION                                      28

PART III.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS; COMPLIANCE WITH
          SECTION 16(A) OF THE EXCHANGE ACT                     28

ITEM 10. EXECUTIVE COMPENSATION                                 31

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT, AND
         RELATED STOCKHOLDER MATTERS                            32

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         34

ITEM 13. EXHIBITS                                               36

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                37

SIGNATURES                                                      38

                                                                            2

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

On October 25, 1996, the name of the Company was changed to Superior Wireless Communications, Inc. and each of the 6,004,836 shares of then issued and outstanding common stock of the Company were exchanged for one share of preferred stock designated as Class A Convertible Cumulative Preferred Stock ("Class A Preferred Stock"), par value of $.001 per share. The Class A Preferred Stock carries a ten percent (10%) dividend, which may be paid in common stock, and is convertible into common stock of the Company as of October 25, 1998 ("Conversion Date"). Under the terms of the Class A Preferred Stock, all shares outstanding as of October 16, 1998, automatically converted into common stock at a rate of five shares of common stock for every one share of Class A Preferred Stock. This resulted in the automatic conversion of 6,541,416 shares of Class A Preferred Stock into 32,707,080 shares of common stock. Simultaneously with the reverse stock split described below, the holders of an additional 3,767,501 shares of Class A Preferred Stock that were issued after October 16, 1998, converted their shares at the same rate of five shares of common stock for every one share of Class A Preferred Stock.
                                                                            3
     Effective August 18, 1999, the Company effectuated a 1 for 20 reverse stock split of the Common Stock. In connection with the reverse stock split, all previously outstanding shares of Class A Preferred Stock were converted into shares of common stock.

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

Effective as of December 31, 2003, the Company unwound the 2003 ISOC transaction by exchanging a cash payment of $6,000 and exchanged 100% of the stock of its Nevada subsidiary for a return and redemption of 10,000,000 shares of the 15,000,000 share of the Company's stock that was issued as part of the 2003 acquisition to the two former stockholders of ISOC. In addition, the Company received the cancellation of consulting contracts with these individuals and all amounts previously due from the Company hereunder.
                                                                            4
On August 2, 2004, the Company amended its articles of incorporation to permit the following: (a) an increase in the authorized capital stock of the Company can be approved by the board of directors without shareholder consent; and (b) a decrease in the issued and outstanding common stock of the Company (a reverse split) can be approved by the board of directors without shareholder consent.

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

The Company is in the early stages of operation as a BDC. In its present form, the Company's mission is to become a leading diversified company with business interests in well-established service organizations and capital goods manufacturing companies. The Company plans to successfully grow by acquiring companies with historically profitable results, strong balance sheets, high profit margins, and solid management teams in place. By providing access to financial markets, expanded marketing opportunities and operating expense efficiencies, the Company expects to become the facilitator for future growth and higher long-term profits. In the process, the Company expects to develop new synergies among the acquired companies, which should allow for greater cost effectiveness and efficiencies, and thus further enhancing each individual company's strengths. To date, the Company has only invested in the Portfolio Company.
                                                                             5
As a business development company, the Company may not acquire any asset other than "qualifying assets", unless, at the time we make the acquisition, the value of our qualifying assets represents at least 70% of the value of our total assets.

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

Under the 1940 Act, the Company is prohibited, as a BDC, from selling its common stock at a price below the current net asset value per share for such stock unless, among other conditions, the policy and practice of making such sales is approved by holders of a majority of the outstanding voting securities, as well as the holders of a majority of the outstanding voting securities who are not affiliates. In addition, a majority of the directors who are not "interested persons" of the Company must first determine that any such sale would be in the best interest of the company and the stockholders, and in consultation with the underwriter, that the offering price would be not less than a price that closely approximates the market price less any distributing discount or commission.
                                                                            6
As a business development company, our primary goal is to increase our net assets by investing in private development stage or start-up companies that possess or will likely identify emerging and established technologies and markets for those technologies. These private businesses are thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have no history of operations. It is the goal of the Company to assemble a diverse portfolio of companies with strategic information and communications technologies or applications, which will leverage the combined talents of our experienced management team to incubate these companies and seek to enhance shareholder value. As a result, the Company will focus on making equity and not debt investments.

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

We fund new investments using cash, through the issuance of our common equity, the reinvestment of previously accrued interest and dividends in debt or equity securities, or the current reinvestment of interest and dividend income through the receipt of a debt or equity security (payment-in-kind income). From time to time, we may also opt to reinvest accrued interest receivable in a new debt or equity.
                                                                             7
(a) Valuation Methodology.

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

As a business development company, we invest in liquid and illiquid securities, including debt and equity securities primarily of private companies. Our investments are generally subject to restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition, and market changing events that impact valuation.
                                                                             8
(b) Risk Factors.

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

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment on a quarterly basis, and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investment. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.
                                                                              9
We will adjust quarterly the valuation of our portfolio to reflect the board of directors' determination of the fair value of each investment in our portfolio.

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

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. The Company can borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities would have fixed dollar claims on the consolidated assets that are superior to the claims of the common shareholders. If the value of the consolidated assets increases, then leveraging would cause the net asset value attributable to the common stock to increase more sharply than it would have had the Company not leveraged. Conversely, if the value of the consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had the Company not leveraged. Similarly, any increase in the consolidated income in excess of consolidated interest payable on the borrowed funds would cause the net income to increase more than it would without the leverage, while any decrease in the consolidated income would cause net income to decline more sharply than it would have had the Company not borrowed.
                                                                            10
(6) Changes in Interest Rates May Affect the Cost of Capital and Net Investment Income.

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

(9) Our Quarterly and Annual Operating Results Fluctuate Significantly.

The Company's quarterly and annual operating results could fluctuate significantly due to a number of factors. These factors include the small number and range of values of the transactions that are completed each quarter, fluctuations in the values of our investments, the timing of the recognition of unrealized gains and losses, the degree to which we encounter competition in our markets, the volatility of the stock market and its impact on our unrealized gains and losses, as well as other general economic conditions. As a result of these factors, quarterly and annual results are not necessarily indicative of our performance in future quarters and years.
                                                                             11
(10) The Securities We Hold in Our Portfolio Companies are Subject to Restriction on Resale.

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

(13) Our Common Stock Price May Be Volatile.

The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:
                                                                             12
* Price and volume fluctuations in the overall stock market from time to time;

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

(14) No Assurance of Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Our Stock.

The SEC has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g- 9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets), the rules would apply to the Company and to its securities.

The SEC has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must:
(a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the penny stock and information on the limited market.
                                                                            13
There has been only a limited public market for the common stock of the Company. Our common stock is currently traded on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker- dealers to sell the Company's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

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

The Portfolio Company is not aware of any existing or probable governmental regulations of an extraordinary nature pertaining to its on the business, other than normal and ordinary regulations pertaining to a small business enterprise such as the Portfolio Company. In addition, the Portfolio Company's business does not involve any costs or effects of compliance with environmental laws (federal, state or local environmental laws.)
                                                                            14
The Portfolio Company has not expended any amount spent during each of the last two fiscal years on research and development activities, and if applicable the extent to which the cost of such activities are borne directly by customers.

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

On July 19, 2000, the Company entered into a settlement agreement with EWS. The Company agreed to pay EWS $31,000 over a four month period and issued to EWS 45,000 shares of the Company's common stock. The Company has made the initial payment of $5,000 and delivered the stock due to EWS; but no other payments under the settlement were made. The Company has not reached an agreement with EWS nor has it pursued any agreement during the past year.
                                                                            15
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

                                                                            16
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

(e) Net Operating Loss Carryforward.

For the fiscal year ending December 31, 2005, the Company had a net operating loss carryforward of approximately $ 10,078,000 as compared with approximately $9,612,000 for the previous fiscal year. The Company has not recognized any of this tax benefit as an asset due to uncertainty of future income and possible change in control of the Company. The increase in net operating loss carryforward is the result of the Company's operating loss experienced in 2005.
                                                                            17
(f) Net Loss.

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

We are also subject to the following specific factors that may affect its operating results:

(a) Competition.

The market for artificial turf is competitive and we expect competition to continue to increase. In addition, the companies with whom there are existing relationships could develop products or services, which compete with our products or services. In addition some competitors in the market have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than it does. We also expects to face additional competition as other established and emerging companies enter the market for artificial turf. To be competitive, we believe that we must, among other things, invest resources in developing new products, improve its current products and maintain customer satisfaction. Such investment will increase our expenses and affect our profitability. In addition, if we fail to make this investment, we may not be able to compete successfully with its competitors, which could have a material adverse effect on its revenue and future profitability
                                                                            18
(b) Dependence on Suppliers.

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

The Company intends to make investments into qualified companies that will provide the greatest overall return on its investment. However, certain of those investments may fail, in which case we may not receive any return on our investment. In addition, the Company's investments may not generate income, either in the immediate future, or at all. As a result, the Company may have to sell additional stock, or borrow money, to cover its operating expenses. The effect of such actions could cause its stock price to decline or, if we are not successful in raising additional capital, the Company could cease to continue as a going concern.
                                                                            19
(f) Limitations on Liability and Indemnification.

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

Our current cash flow from operations will not be sufficient to maintain our capital requirements for the next twelve months. Accordingly, we will need to continue raising capital through either debt or equity instruments. We believe we will need to raise up to $5,000,000 within the next twelve months so we may continue executing our business plans. Whereas the Company has in the past in raised capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet its capital needs, or that financing will be available on terms favorable to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
                                                                            20
If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

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

Critical Accounting Policies.

The SEC has issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"); suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: (a) the use of estimates; (b) valuation of investments; and (c) non-cash compensation valuation. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results reported in its financial statements.
                                                                            21
(a) Use of Estimates.

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

(c) Non-Cash Compensation Valuation.
                                                                            22
The Company has issued shares of common stock to various individuals and entities for certain management, legal, consulting and marketing services. These issuances are valued at the fair market value of the service provided and the number of shares issued is determined, based upon the closing price of our common stock on the date of each respective transaction after the period of service. These transactions are reflected as a component of general and administrative expenses in the accompanying statement of operations.

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

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal (chief) executive officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, our principal (chief) executive officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.
                                                                             23
Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, misstatements due to error or fraud may occur and not be detected.

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

There are no family relationships between any two or more of our directors or executive officers. There are no arrangements or understandings between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs. There are no other promoters or control persons of the Company. There are no legal proceedings involving the executive officers or directors of the Company.
                                                                            24
Gary Borglund and Richard Overdorff were appointed to the board of directors on February 6, 2001. On July 15, 2002, Gregory Johnson resigned as the president and CEO of the Company; at that time, Mr. Borglund was appointed president and continued in his role of chairman of the board. Mark Crist was appointed to the board of directors on May 15, 2002 and resigned December 6, 2004. On September 30, 2002, Lowell Holden resigned from the board of directors and as CFO of the Company. Richard Dunning joined the board of directors on March 31, 2003 and resigned on January 23, 2003. On December 6, 2004 Patrick Charles was appointed to the board of directors of the Company and resigned on October 24, 2005. On September 30, 2005 Joseph V Donahue was appointed to the board of directors.

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

(c) Joseph V. Donahue, Director

Mr. Donahue, age 60 has served as an advisor and director to numerous companies focused primarily on opportunities in Asia and Latin America. He currently serves as a managing Director of Crown Capital Corporation and was previously on the board of directors of Frontline Communications, a listed American Stock Exchange company. Since 1993, he has served as President of Donahue and Associates, Inc, a corporate advisory firm headquartered in Connecticut. Mr. Donahue is Co-President of Greater Beijing Development Corporation, and President of China Gateway Capital Corporation. Also, he serves on the board of PanAm Development Corporation which works with business in Peru and the Dominican Republic. From 1981 to 1993 Mr. Donahue managed mergers and acquisitions at Sterling & Company, Inc. Mr. Donahue studied at the University of Mexico and graduated with a B>A> from the University of California.
                                                                            25
Compliance with Section 16(a) of the Exchange Act.

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

Code of Ethics.

The Company has adopted a code of ethics that applies to our board of directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (see
Exhibit 14). The code of ethics in general prohibits any officer, director or advisory person of the Company from acquiring any interest in any security which the Company (i) is considering a purchase or sale thereof, (ii) is being purchased or sold by the Company, or (iii) is being sold short by the Company. These persons are required to advise us in writing of his or her acquisition or sale of any such security. This code of ethics is broader and differs from the one specifically required of the Company under the 1940 Act.
                                                                            26
ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain information relating to the compensation paid by the Company during the last three fiscal years to the Company's president. No other executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2005, and the two prior fiscal years.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

Name and            Annual Compensation                         Long-Term Compensation
principal             -------------------------  ----------------------------------------------
position      Year  Salary     Bonus   Other            Awards             LTIP       All
(a)            (b)    (c)       (d)    annual    Restricted  Securities    payouts    other
                                       compen-   Stock       Underlying    ($)(h)  compensation
                                       sation    Awards      options/SARs           ($)(i)
                                       ($)(e)    ($)(f)       (#)(g)
-----------------------------------------------------------------------------------------------


Gary          2005   $85,169(1)   -     -       -           -          -
Borglund,     2004   $55,069(2)   -     -       -           -          -
President     2002   $9,800       -     -       -           -          -


(1)  Mr. Borglund was appointed to the position of president on July 15, 2003.

(2) The Company had accrued but not paid $44,000 in 2004 and $92,118in 2005 for Mr. Borglund.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

Security Ownership.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of April 11, 2006 (4,838,531 shares issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of 5% or more of the outstanding common stock; and (ii) all directors and executive officers of the Company as a group:
                                                                            27

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


Securities Authorized for Issuance under Equity Compensation Plans.

 The Company has adopted two equity compensation plans, neither of which has been approved by the Company's shareholders:
                                                                            28
(a) Employee Stock Incentive Plan.

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

(b) Non-Employee Directors and Consultants Retainer Stock Plan.

On March 5, 2001, the Company adopted a Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 3 was adopted on July 1, 2004). The purposes of the plan are to enable the Company to promote the interests of the company by attracting and retaining non- employee directors and consultants capable of furthering the business of the company and by aligning their economic interests more closely with those of the company's shareholders, by paying their retainer or fees in the form of shares of common stock. All 80,000,000 shares of common stock authorized under this plan have been registered a Form S-8's filed with the SEC. As of December 31, 2005, there are no shares remaining to be issued under this plan.


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
Incentive
                                                          Plan:
20,000,000
                                                          shares;
Director's
                                                          and
Consultant's
                                                          Plan: 0
shares

Since the Company has now converted to a BDC, and under the 1940 Act it is prohibited from issuing stock or options for services, it intends to deregister all of the remaining registered shares under the Employee Stock Incentive Plan as the rules under which it operates do not allow for such issuances. This deregistration will be accomplished by the filing of a Form S-8 POS with the SEC.
                                                                            29
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Under the agreement, Mr. Borglund is to be granted options to purchase 50,000 shares of the Company common stock (the term of the option is ten years and will vest 25% annually beginning on the first anniversary of the effective date. The stock option price shall be the fair market value of the Company's common stock on the effective date. These options have not yet been granted.
                                                                            30
(g) Through November 2004, the Company bought artificial turf products from Avery Sports, among other companies.

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

Audit Committee.
                                                                             31
The Company's audit committee consists of Richard Overdorff and Joseph Donahue, both independent directors of the Company. The audit committee has adopted a written charter. Mr. Overdorff has been designated as the Audit Committee's "financial expert" in compliance with Item 401(e) of Regulation S-B.

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


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          City Capital Corporation



Dated: August 3, 2006                 By: Gary Borglund
                                          ------------------------
                                          Gary Borglund, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

   Signature                    Title                       Date

Gary Borglund
-----------------
Gary Borglund       President/Secretary/Treasurer/     August 3, 2006
                    Chief Financial Officer
                    (principal financial and
                    accounting officer)/Director



Richard Overdorff
---------------------
Richard Overdorff             Director                 August 3, 2006


Joseph Donahue
------------------
Joseph Donahue                Director                 August 3, 2006

                                                                            32


                            CITY CAPITAL CORPORATION
                Financial Statements and Accompanying Footnotes

                               Table of Contents


1.      Report of Independent Registered Public Accounting Firm.........40

2.      Balance Sheet...................................................42

3.      Statement of Change in Net Assets...............................43

4.      Statement of Operations.........................................44

5.      Statement of Shareholders' (Deficit)............................45

6.      Statement of Cash Flows.........................................47

7.      Financial Highlights............................................49

8.      Schedule of Investments.........................................50

9.      Notes to Financial Statements...................................51


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


George Brenner, CPA
-------------------
George Brenner
April 13, 2006
Los Angeles, CA
                                                                            33
F-1

                             CITY CAPITAL CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 2005


                                     ASSETS

Current Assets
  Cash                                             $          1,003
  Notes receivable                                           72,860
                                                   -----------------
      Total Current Assets                                   73,863

Investment at fair market value as of December 31, 2005     355,395
      Total Assets                                 $        429,258
                                                   =================

LIABILITIES AND STOCKHOLDERS' DEFICIT

  Notes payable including accrued
    interest of $342,266                                  1,096,598
  Accounts payable and accrued expenses                     236,658
  Accrued consulting-officer                                 92,118
  Convertible debentures  including accrued
    interest of $37,130                                     241,380
                                                   -----------------
      Total Liabilities                                   1,666,754

Stockholders' Deficit
  Common stock, $0.001 par value;
    authorized 235,000,000 shares;
    issued and outstanding 4,338,531 shares                   4,338
  Additional paid-in capital                               (700,059)
  Accumulated deficit                                      (529,775)
  Stock subscription  receivable                           ( 12,000)
                                                   -----------------
      Total Stockholders' Deficit                        (1,237,496)
                                                   -----------------

      Total Liabilities and Stockholders' Deficit  $        429,258
                                                   =================

Net Asset Deficit Value per Share as of December
  31, 2005 based on 4,338,531 shares outstanding           $(0.2852)
                                                   -----------------

See accompanying notes to financial statement and Registered Accountant's
Report
 F-2                                                                        34


                             CITY CAPITAL CORPORATION
                         STATEMENT OF CHANGE IN NET ASSETS
                              AS OF DECEMBER 31, 2005

                                                       For Year ended
                                                    2005           2004
                                                   ---------     ---------
OPERATIONS

Net investment loss                                (465,990)    (510,931)
                                                   ---------    ---------
Net realized and unrealized gain (loss) on
Investment transactions                                   -           -

Net decrease in net assets resulting from
Operations                                         (465,990)    (510,931)

SHAREHOLDERS ACTIVITY:

      Stock sales and conversion                    139,735      498,159
                                                    --------     --------
NET INCREASE (DECREASE) IN ASSET VALUE             (326,255)     (12,772)


NET ASSETS:
      Beginning of period                          (911,241)    (898,469)

      End of  Period                             (1,237,496)    (911,241)


See accompanying notes to financial statement and Registered Accountant's
Report
   F-3                                                                      35

                            CITY CAPITAL CORPORATION
                            STATEMENTS OF OPERATIONS
                            AS OF DECEMBER 31, 2005


                                                    For Year ended
                                                  2005          2004
                                               ----------     ---------
Sales                                                   -       71,592

Cost of sales                                           -       69,854
                                               ----------     ---------
 Gross Profit                                           -        1,738

Selling, general and
  administrative expenses                         388,676      440,557

Depreciation and amortization                           -

Interest expense                                   92,073       72,137

Other (income)                                     (3,109)         (25)
                                               ----------     ---------
                                                  477,640      512,669
                                               ----------     ---------

Settlement                                         11,650            -

Net (Loss) Before Income Taxes                   (465,990)    (510.931)

Income tax expense (benefit)                            -            -

Net (Loss)                                     $ (465,990)  $ (510,931)
                                               ===========   ===========
Net (Loss) per Share                           $  (0.1548)  $  (0.2444)
                                               ===========   ===========
Weighted Average Number of
  Common Shares Used to Compute
  Net Income (Loss) per Share                   3,009,854    2,090,814
                                               ===========   ===========

See accompanying notes to financial statement and Registered Accountant's
Report
                                                                            36
F-4
                                CITY CAPITAL CORPORATION
                      STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                                 AS OF DECEMBER 31, 2005


                                            Preferred                                         Net
                         Common Stock       Stock, Par    Additional                          Stock-
                         Par Value $0.001   Value .001    Paid In     Stock                   holders'
                         Shares    Amount  Shares Amount  Capital     Subscpt. Deficit       (Deficit)
                        --------- -------- ------ ------- ----------  -------  ---------      ---------
Balance at 12/31/03     1,918,580  $1,918      -       -  8,647,213           (9,547,600)    (898,469)
                        --------- -------- ------ ------- ----------  -------  ---------      ---------
Removal of negative
 equity of previously
 consolidated,
 discontinued
 subsidiary                                                 308,279                           308,279

Issuance of common/
 preferred stock

For services at
   $0.030to $1.50
   per share              338,000     338                   167,162                  -        167,500

For cash at $0.50
   per share                6,000       6                     2,994                  -          3,000

For debt conversion
   at $1.00
   per share               77,500      78                    77,422                  -         77,500

Cancelled shares at
   $1.00   per share     (100,000)   (100)                  (99,900)                 -       (100,000)

Cancelled shares
   at $1.30 per share      (7,000)    (7)                    (8,743)                 -         (8,750)

For debt conversion
   at $0.10 per share                      101,259    101    50,529                 -          50,630

Net Loss Jan.1-Nov.30                                                          (447,146)     (447,146)

Net Loss Dec 1-31 BDC                                                           (63,785)      (63,785)

  Rounding stock split        378
  Elimination of deficit
   at conversion to BDC                                   (9,994,746)         9,994,746             -
                        --------- -------- -------  ------ ----------  ------ ----------     ---------
Balance as of 12/31/04  2,233,458  $2,233  101,259   $101  $(849,790)          $(63,785)    $(911,241)
                        ========= ======== =======  ======= =========  ====== ==========     =========
Shares issued for
  Cash $0.15 to 0.18      385,883     386                     65,614                           66,000

For Convertible debt
  at $0.21  per share     200,000     200                     40,800                           41,000

For accounts payable
  at $0.28 per share      276,000     276                     76,197                           76,473

For subscription receivable
  at $0.15 per share       80,000      80                     11,920    (12,000)                   -0-

Premium on preferred share
  Redemption                                                (200,706)                        (200,706)

Transfer of preferred
  redemption to
  common stockholders
  at $0.10-0.28
  per share                817,660    818                    199,888                          200,706

For expense prior to
  BDC formation
  at $0.30 per share      320,000     320                       (320)                              -0-

For interest expense
  at $0.27                 25,530      25                      6,868                             6,893

Preferred shares issued
  For debt conversion at
    $0.50                                    56,000     56    27,944                            28,000

Redemption at $0.50                        (157,259)  (157)  (78,472)                          (78,629)

Net loss                                                                         (465,990)    (465,990)
                        ---------  ------  ---------  ----- ---------  -------- ---------- ------------
Balance as of
 12/31/05               4,338,531  $4,338        -   $   - $(700,059)  $(12,000)$(529,775) $(1,237,496)

       F-5                                                             37


                            CITY CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                            AS OF DECEMBER 31, 2005


                                                      For year ended
                                                     2005        2004
                                                   ----------  ----------
Operating Activities
  Net (Loss)                                       $(465,990)  $(510,931)

   Adjustments to reconcile net loss
   to net cash required by operating activities:
   Stock issued for expenses                           6,893     167,500
     Subsidiary previously consolidated                    -     308,279
     Settlement loss                                       -    (105,849)
   Changes in operating assets and liabilities
     Receivables                                           -      (4,334)
     Bank overdraft                                     (773)        773
     Inventory                                             -       7,550
     Notes receivable                                (32,068)          -
     Consulting payable -related party                48,118           -
     Accrued Interest                                 92,073           -
     Accounts payable and accrued expenses            87,577     135,455
                                                   ----------  ----------
Total Adjustments                                    201,820     509,374
                                                   ----------  ----------
Net Cash Used in Operating Activities               (264,170)     (1,557)
                                                   ----------  ----------
Investing Activities
     Loan to portfolio company                       (97,737)   (215,187)

Financing Activities
     Sale of common stock                             66,000       3,000
     Convertible debentures, proceeds                 50,000     161,050
     Convertible debentures paid                    (125,000)          -
     Proceeds-notes payable                          371,910      28,742
                                                   ----------  ----------
Net Cash Provided by Financing Activities            362,910     192,792
                                                   ----------  ----------
Increase (Decrease) in Cash from
     Continuing Operations                             1,003     (23,952)

       Cash:
     Beginning of Period                                   0      23,952
                                                   ----------  ----------
End of Period                                       $  1,003    $      0
                                                   ==========  ==========

 Supplemental Disclosure of
       Cash Flow Information:
             Cash paid for interest                 $      -     $      -
                                                   ==========  ==========
      Cash paid for income taxes                    $      -     $      -
                                                   ==========  ==========
Debt settlement - accounts payable
  Year ended December 31, 2004
    77,500  common shares  at $1.00 per share       $      -     $ 77,500
                                                   ----------  ----------
101,259 Preferred shares at $0.10 per share         $     -      $ 50,630
                                                   ----------  ----------
Non Monetary transactions:
  For convertible debt-200,000 shares
    @ $0.21 per share                               $ 41,000            -
  For accounts payable - 276,000 shares
    @ $0.28 per share                                 76,473            -
  For Stock subscription - 80,000 shares
    @ $0.15 per share                                 12,000            -
  For transfer of preferred premium redemption
    to common stock holders - 817,660 shares
    @ $0.10-28 per share                             200,706            -
  For expenses prior to BDC formation
    320,000 shares @ $0.30 per share                       -            -
  For interest expense - 25,530 shares
    @ $0.27 per share                                  6,893            -
                                                   ----------  ----------
                                                     $ 337,072           -
                                                   ----------  ----------


See accompanying notes to financial statement and Registered Accountant's
Report
                                                                            38
F-6

                            CITY CAPITAL CORPORATION
                              FINANCIAL HIGHLIGHTS
                             AS OF DECEMBER 31,2005

Per Unit Operating Performance:

                                                      For year ended
                                                     2005        2004
                                                   ----------  ----------
NET ASSET VALUE, BEGINNING OF PERIOD               $ (0.3028)  $ (0.2823)
INCOME FROM INVESTMENT OPERATIONS:

Net investment loss                                   (01548)    (0.2444)

Net realized and unrealized gain(loss) on investment
Transactions                                               -           -
--

Total increase (decrease)from investment operations  (0.1548)    (0.2444)

Net increase in net assets resulting from
  stock sales                                         0.0464      0.0908

NET ASSET VALUE, END OF PERIOD                      (0.4112)     (0.4358)

TOTAL NET ASSET VALUE RETURN                         (35.80)%     (54.41)%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period                        (1,237,496)    (911,241)

Ratios to average net assets:
Net expense                                           37.66%       56.07%

Net investment loss                                  (37.66%)     (56.07%)

Portfolio Turnover rate                                   -            -


NOTE: The calculations are based on weighted average of shares outstanding for the designated year

See accompanying notes to financial statement and Registered Accountant's
Report
   F-7                                                                      39


                            CITY CAPITAL CORPORATION
                             SCHEDULE OF INVESTMENT
                            As of December 31, 2005

                               Title of
                               Securities       Percentage of
Portfolio Company   Industry   Held by Company  Class Held     Fair Value
-----------------   --------   ---------------  -------------  -----------


Perfect Turf, Inc.  Artificial  Common Stock      100%         $355,395
$355,395            Turf


        Total Investments .................................... $355,395


See accompanying notes to financial statement and Registered Accountant's
Report

                                                                            40

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

Estimates.

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
                                                                            41
Fair Value of Financial Instruments.

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

Valuation of Investments.

As required by the Securities and Exchange Commission's Accounting Series Release ("ASR") 118, the investment committee of the Company is required to assign a fair value to all investments. To comply with Section 2(a)(41) of the 1940 Act and Rule 2a-4 thereunder, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the methods used in valuing each issue of security in the Company's portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such intervals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.
                                                                            42
NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

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

On December 1, 2004, the Company transferred certain assets and no liabilities to its portfolio company, Perfect Turf, Inc. The transfer of the assets is required to comply with the rules of a BDC, which the company elected to be subject to. Under the rules governing a BDC, the Company does not consolidate the financial results of its subsidiary but reports a fair market value of that subsidiary as determined by the board of directors of the Company. See Note 8:
Related Parties.
                                                                            43
NOTE 7: INCOME TAXES

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

                                          2005                  2004
                                       ----------           ------------
Net operating loss carryforwards       $3,427,000           $3,268,000

Less: valuation allowance               3,427,000            3,268,000
                                       ----------           -----------
                                       $       -             $       -
                                       ==========           ===========

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

 The Company shares office space with an affiliate.
                                                                            44
NOTE 9: CONTINGENCIES

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

NOTE 10: ISSUANCE OF PREFERRED SHARES

On December 1, 2004 the Company issued 101,259 shares of class A preferred shares in exchange for the reduction of $50,630 of short- term debt. The preferred shares have a par value of $0.001. Each share of this class has 25 votes compared to one vote for each share of common stock. On December 10, 2004 the preferred shares were reverse split at the same ratio as the reverse split of the common shares. . On February 4, 2005 the Company issued an additional 56,000 shares of class A preferred shares in exchange for the reduction of $ 28,000 of short-term debt.

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

On April 10, 2006 the Company reached a settlement agreement with a former officer and director of the Company for outstanding liabilities totaling $142,898. Under the terms of the agreement the Company will pay the former officer $ 137,500 of which $ 90,000 will be in cash and $ 47,500 in either cash or stock at the Company's option.
                                                                            45
F-8

                                 EXHIBIT INDEX
                                 -------------

Number                           Description
-----   ----------------------------------------------------------

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

4.5     Common Stock Purchase Agreement between the Company and
        Silverwood Opportunity Fund, dated June 11, 2001
        (incorporated by reference to Exhibit 4.4 of the Form SB-2 filed on August 31, 2001).
                                                                            46
4.6     Amended and Restated Non-Employee Directors and
        Consultants Retainer Stock Plan, dated December 17, 2001
        (incorporated by reference to Exhibit 4.2 of the Form S-8
        POS filed on December 21, 2001).

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

14      Code of Business Conduct and Ethics, adopted by the
        Company's board of directors (incorporated by reference to
        Exhibit 14 of the Form 10-KSB filed on April 25, 2005).
                                                                            47
21      Subsidiaries of the Company (filed herewith).

31      Rule 13a-14(a)/15d-14(a) Certification of Gary Borglund
       (filed herewith).

32 Section 1350 Certification of Gary Borglund (filed herewith).

99 Audit Committee Charter, dated April 19, 2005 (incorporated by reference to Exhibit 99 of the Form 10-KSB filed on April 25, 2005).