Form 10-Q/A
period 2006-03-31
CITY CAPITAL CORP
filed 2006-08-11
CIK 793986

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _______


                        COMMISSION FILE NUMBER: 33-5902

                            CITY CAPITAL CORPORATION
               --------------------------------------------------
              (Exact Name of Company as Specified in Its Charter)


             Nevada                                     22-2774460
 -------------------------------                    ------------------
(State or Other Jurisdiction                        (I.R.S. Employer
 of Incorporatio or Organization)                   Identification No.)

     2535 Pilot Knob Road, Suite 118
     Mendota Heights, Minnesota                            55120
 --------------------------------------             ------------------
(Address of Principal Executive Offices)                (Zip Code)


                                 (651) 452-1606
                          ----------------------------
                          (Company's Telephone Number)


          ------------------------------------------------------------
             (Former Name, Former Address, and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes     X       No
                                          -----          -----

Indicate by check mark whether the Company is an accelerated filer (as defined
in Rule 12b-2 of the Exchange Act):  Yes             No    X
                                          -----          -----

Indicate by check mark whether the Company is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes       No  X
                                     -----    -----

As of March 31, 2006, the Company had 4,838,531 shares of common stock issued and outstanding.
                                                                          1

                              TABLE OF CONTENTS
                              -----------------

PART I - FINANCIAL INFORMATION                                     PAGE

         ITEM 1.  FINANCIAL STATEMENTS

                  REVIEW REPORT OF INDEPENDENT REGISTERED
                  PUBLIC ACCOUNTING FIRM                              3

                  BALANCE SHEETS AS OF
                  MARCH 31, 2006 AND DECEMBER 31, 2005                4

                  STATEMENT OF CHANGE IN NET ASSETS                   5

                  STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED
                  MARCH 31, 2006 AND MARCH 31, 2005                   6

                  STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED
                  MARCH 31, 2006 AND MARCH 31, 2005                   7

                  FINANCIAL HIGHLIGHTS                                8

                  SCHEDULE OF INVESTMENTS                             9

                  NOTES TO FINANCIAL STATEMENTS                      10

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS      13

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                  28

         ITEM 4.  CONTROLS AND PROCEDURES                            28

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                  29

         ITEM 2.  UNREGISTERED SALES OF EQUITY
                  SECURITIES AND USE OF PROCEEDS                     30

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                    30

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                30

         ITEM 5.  OTHER INFORMATION                                  30

         ITEM 6.  EXHIBITS                                           31

SIGNATURE                                                            31
                                                                          2
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              George Brenner, CPA
                           A Professional Corporation
                       10680 W. PICO BOULEVARD, SUITE 260
                         LOS ANGELES, CALIFORNIA 90064
                        310/202-6445   Fax 310/202-6494

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

As discussed in Note 3, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern. However, in connection with the going concern condition see Note: 6 Subsequent Events.

George Brenner, CPA
------------------------
George Brenner, CPA
Los Angeles, California
May 15, 2006

                                                                          3
F-1

                           CITY CAPITAL CORPORATION
                               BALANCE SHEETS
                                 (Unaudited)

                                   ASSETS
                                                 March 31,         December 31,
                                                   2006              2005
                                                (Unaudited)        (Audited)
                                                -----------      ------------
Current Assets
  Cash                                              348              1,003
  Notes receivable including interest of
  $ 3,946                                        41,738              72,860
                                               -----------       ------------
   Total current assets                           42,086             73,863
Investment and advances in portfolio
  company at fair market value               $   255,395           $ 355,395
Total Assets                                 $   297,481           $ 429,258
                                              ===========        ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Notes payable including accrued interest;
  $ 359,877 as of March 31, 2006 and
  $ 342,266 as of December 31, 2005              987,350            1,096,598
  Accounts payable and accrued expenses          221,817              236,658
  Accrued consulting-officer                      96,311               92,118
  Convertible debentures including interest
  $42,693 as of March 31, 2006 and $ 37,130
  as of December 31,2005                         243,943              241,380
                                              -----------        ------------
Total Liabilities                              1,549,421            1,666,754
                                              -----------        ------------
Stockholders' Deficit
Common stock, $0.001 par value;
   authorized 235,000,000 shares;
   issued and outstanding: 4,838,531 as of
   March 31 2006 and 4,338,531 as of
   December 31, 2005                               4,838               4,338
Additional paid-in capital                      (640,559)           (700,059)
Accumulated deficit                             (604,219)           (529,775)
Stock subscription receivable                    (12,000)            (12,000)

Total Stockholders' Deficit                   (1,251,940)         (1,237,496)
                                              -----------        ------------
Total Liabilities and Stockholders' Deficit      297,481             429,258
                                              -----------        ------------
 Net Asset (Deficit) Value per Share based on
4,838,531 as of March 31, 2006 and 4,338,531
as of December 31, 2005 respectively            $(0.2587)          $ (0.2852)
                                              -----------        ------------
                  See accompanying notes to financial statements

F-2                                                                         4


                             CITY CAPITAL CORPORATION
                         STATEMENT OF CHANGE IN NET ASSETS
                                   (Unaudited)

                                                      Three Months ended
                                                           March 31
                                                     2006           2005
                                                   --------       --------

OPERATIONS
Net investment loss                               $ (74,444)     $(199,967)
                                                   --------       --------
Net realized and unrealized gain (loss) on
Investment transactions                                   -              -
Net decrease in net assets resulting from
Operations                                          (74,444)      (199,967)

SHAREHOLDERS ACTIVITY:
Stock sales and conversion                            60,000       123,543
                                                   --------       --------

NET INCREASE (DECREASE) IN ASSET                     (14,444)      (76,424)
VALUE

NET ASSETS:
Beginning of period                               (1,237,496)     (911,241)
End of  Period                                   $(1,251,940     $(987,665)


                  See accompanying notes to financial statements
F-3
                                                                          5

                               CITY CAPITAL CORPORATION
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                      Three Months ended
                                                           March 31
                                                     2006              2005
                                                  ----------        ----------
Revenues                                          $       -        $       -
Cost of Revenues                                          -                -
                                                  ----------        ----------
Gross Profit                                              -                -
                                                  ----------        ----------
Selling, General, and Administrative Expenses       183,124           49,536
Other Expense                                       (11,650)              --
Interest Charges (net of interest income)            28,493           24,908
                                                  ----------        ----------
                                                    199,967           74,444
                                                  ----------        ----------
Net Loss Before Income Taxes                       (199,967)         (74,444)

Income Tax Expense (Benefit)                              -                -
                                                  ----------        ----------

Net Income (Loss)                                 $(199,967)        $(74,444)
                                                  ----------        ----------
Basic and Diluted Loss Per Common Share
Net Loss                                           $(0.0787)        $(0.0161)
                                                  ----------        ----------
Weighted Average Number of Common Shares
   Used to Compute Net Income (Loss) per
   Weighted Average Share                         2,539,394        4,616,309
                                                  ==========       =========
F-4
                  See accompanying notes to financial statements

                                                                          6

                            CITY CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Three Months ended
                                                               March 31
                                                          2006          2005
                                                       ----------    ---------

Cash Flows from Operating Activities
Net profit (loss)                                    $ (199,967)     $(74,444)
Adjustments to reconcile net profits (loss)
to net cash used in operating activities:
Bank overdraft                                            9,037             -
Stock issued for expenses                                96,000             -
Change in operating assets and liabilities
Notes receivable                                              -        31,112
Accrued expense - related party                          16,000         4,193
Accounts payable and accrued expenses                     8,972       (14,841)
                                                       ----------    ---------
Net Cash Provided (Used) In Operating Activities        (69,958)      (53,980)
                                                       ----------    ---------
Cash Flow from Investing Activities
(Advances) repayment to portfolio company               (73,968)      100,000
Investment - InZon Corporation                           (7,000)            -
                                                       ----------    ---------
Net Cash Used In Investment Activities                  (80,968)      100,000
                                                       ----------    ---------
Cash Flows from Financing Activities
Loans                                                   152,426       (49,248)
Accrued interest-(Payment) on debenture                  (1,500)        2,563
                                                       ----------    ---------
Net Cash Provided (Used) By Financing Activities        150,926       (46,685)
Increase (Decrease) In Cash and Cash Equivalents              -          (655)
Cash and Cash Equivalents at Beginning of Period              -         1,003
                                                       ----------    ---------
Cash and Cash Equivalents at End of Period                    -           348
                                                       ==========    =========
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest                                                      -             -
                                                       ==========    =========
Income taxes                                                  -             -
                                                       ==========    =========
Noncash Investing and Financing Activities
320,000 shares @ 0.30 for services                       96,000             -
                                                       ==========    =========
500,000 shares @ $0.12 for debt                               -        60,000
                                                       ==========    =========
F-5
                 See accompanying notes to financial statements
                                                                           7

                             CITY CAPITAL CORPORATION
                              FINANCIAL HIGHLIGHTS
                                   (Unaudited)

Per Unit Operating Performance:
                                                         Three Months ended
                                                               March 31
                                                          2006         2005
                                                       ----------    ---------
NET ASSET VALUE, BEGINNING OF PERIOD                 $ (0.2558)     $(0.3569)
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss                                    (0.0153)      (0.0783)
Net realized and unrealized gain (loss) on investment
Transactions                                                 -             -
Total increase (decrease) from investment operations   (0.2841)      (0.4352)

Net increase in net assets resulting from stock sales   0.0124        0.0484

NET ASSET VALUE, END OF PERIOD                         (0.2587)      (0.3868)

TOTAL NET ASSET VALUE RETURN                             (1.12)%      (7.73)%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period                          $(1,251,940)    $(987,655)
Ratios to average net assets:
Net expense                                               5.95         20.25%
Net investment loss                                      (5.95%)      (20.25%)
Portfolio Turnover rate                                      -             -

NOTE: The calculations are based on number of shares outstanding at the end of the designated period which are 4,838,531 and 2,553,458 respectively.

F-6
                  See accompanying notes to financial statements
                                                                          8


                            CITY CAPITAL CORPORATION
                            SCHEDULE OF INVESTMENTS
                                  (Unaudited)

                                 MARCH 31, 2006

                                                    Percentage
                                Title of Securities     of
Portfolio Company   Industry    Held by Company     Class Held    Fair Value
-----------------   --------    -------------------  ----------   ----------
Perfect Turf, Inc   Artificial     Common Stock         100%      $255,394(1)
                    Turf

        Total Investments ....................................... $255,394 (2)


(1)  Fair value includes advances of $ 15,862.

(2)  Fair value was determined by the Company's board of directors.

                  See accompanying notes to financial statements
F-7                                                                          9

                            CITY CAPITAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1:     BASIS OF PRESENTATION

The Company.

City Capital Corporation, a Nevada corporation ("Company"), was incorporated in Nevadea on July 24, 1984, as Diversified Ventures, Ltd. On March 27, 2987, the name was changed to Micro-Lite Television. On October 25, 1996, the Company changed its name to Superior Wireless Communications, Inc. On August 18, 1999, the name was changed to JustWebit.com, Inc. On November 6, 2002, the Company changed its name to City Capital Corporation. The Company's fiscal year ends on December 31, 1005.

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

Although the nature of the Company's operations and its reported financial position, results of operations and cash flows are dissimilar for the periods prior and subsequent to becoming a BDC, its unaudited operating results and cash flows for the periods ended March 31, 2006 and March 31, 2005 are presented in the accompanying financial statements pursuant to Regulation S-X.
                                                                          10
NOTE 2:  CRITICAL ACCOUNTING POLICIES

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

Earnings (Loss) per Share.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Effective January 1, 1998, the Company adopted SFAS No. 128. Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the fully diluted losses per share for the first quarter of fiscal years 2006 and 2005 were antidilutive, basic and diluted losses per share are the same. Accordingly, rights to purchase common issuable upon conversion of convertible debentures were not included in the calculation of diluted earnings per common share.
                                                                          11
NOTE 3: GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $74,444 for the quarter ended March 31, 2006. As of March 31, 2006, the Company reported an accumulated deficit of $604,219. The Company's ability to generate financial gains and positive cash flows is dependent on the ability to make investments which yield returns as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of March 31, 2006, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Subsequent to the end of the period the Company entered into agreements which could have a material impact on the going concern issue.( See Note 6: Subsequent Events)

NOTE 4: RELATED PARTIES

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


NOTE 6: SUBSEQUENT EVENTS

On April 19, 2006 the Company entered into an agreement with ECC Jazz District Acquisitions, LLC under which the Company will acquire ECC Jazz as a wholly owned subsidiary. Under the terms of the agreement ECC Jazz unit holders will exchange all of their outstanding units for 6,731,364 shares of the Company. The completion of this transaction will constitute a change in control of the Company and has been submitted to a vote of the Company's shareholders for approval.
                                                                          12
On April 14, 2006 the Company entered into a financing agreement with Macenta Group, LLC. Under the terms of the agreement the Company will issue a convertible note in the principal amount of $ 4,500,000 bearing interest at the rate of nine percent (9%) payable at maturity. The maturity date is 29 days after receipt of funds for a direct share purchase. The holder has the right to convert the outstanding principal amount of the note to shares of the Company at the rate of fifty one cents ($0.51) of note holder indebtedness per share of common stock issued.. To date the note has not been funded by Macenta Group.

On April 10, 2006 the Company reached a settlement agreement with a former officer and director of the Company for outstanding liabilities totaling $142,898. Under the terms of the agreement the Company will pay the former officer $ 137,500 of which $ 90,000 will be in cash and $ 47,500 in either cash or stock at the Company's option.

On May 4, 2006 Mr. Ephren Taylor was appointed Chief Executive Officer of the Company. Mr. Taylor is President of ECC Jazz District Acquisitions, LLC.
F-8                                                                         13

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

As a business development company, the Company may not acquire any asset other than "qualifying assets", unless, at the time we make the acquisition, the value of our qualifying assets represents at least 70% of the value of our total assets.
                                                                          14
The principal categories of qualifying assets relevant to our business are:

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

The Company may be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the Securities and Exchange Commission ("SEC").
                                                                           15
As a business development company, the Company's primary goal is to increase its net assets by investing in private development stage or start-up companies that possess or will likely identify emerging and established technologies and markets for those technologies. These private businesses are thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have no history of operations. It is the goal of the Company to assemble a diverse portfolio of companies, which will leverage the combined talents of an experienced management team to incubate these companies and seek to enhance shareholder value. As a result, the Company will focus on making equity and not debt investments.

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

The Company may not change the nature of its business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a "majority of the outstanding voting securities," as defined in the 1940 Act, of our shares. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company's shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company. Since the Company made its business development company election, it has not made any substantial change in the nature of its business.
                                                                           16
The Company intends to fund new investments using cash, through the issuance of its common stock, the reinvestment of previously accrued interest and dividends in debt or equity securities, or the current reinvestment of interest and dividend income through the receipt of a debt or equity security (payment-in-kind income). From time to time, the Company may also opt to reinvest accrued interest receivable in a new debt or equity.

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

Unlike banks, the Company is not permitted to provide a general reserve for anticipated loan losses. Instead, the Company is required to specifically value each individual investment on a quarterly basis. The Company will record unrealized depreciation on investments when it believes that an investment has become impaired. Conversely, the Company will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value.
                                                                           17
As a business development company, the Company will invest in liquid and illiquid securities, including debt and equity securities primarily of private companies. Our investments will generally be subject to restrictions on resale and generally have no established trading market. Because of the type of investments that the Company makes and will make, and the nature of its business, its valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition, and market changing events that impact valuation.

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

(a) Revenues.

The Company reported zero revenue for the three months ended March 31, 2006. For the three months ended March 31, 2005, the Company generated revenues of $1,074. The decrease in revenues was a result of the Company's change in 2005 to a BDC.
                                                                           18
(b) Selling, General, and Administrative Expenses.

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

(d) Income Tax Benefit.

At March 31, 2006, the Company had available net operating loss carryforwards of approximately $10.14 million that may provide future tax. The Company has not recognized any of this tax benefit as an asset due to uncertainty of future income. In addition, a change in control of the Company would substantially reduce the availability of the tax loss carry-foward.

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

Liquidity and Capital Resources.
                                                                          19
As of March 31, 2006, the Company had $348 in cash. In addition to the loss of $74,444 during the three months ended March 31, 2006, the Company incurred losses of $911,241 for the year ended December 31, 2005. As of March 31, 2006, the Company had an accumulated deficit of $604,219. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's independent auditor's report included in the Form 10-KSB for the year ended December 31, 2005 includes a substantial doubt paragraph regarding the Company's ability to continue as a going concern. The Company has made financing arrangements to cure this deficiency, however such arrangements, if not effected, may not meet the needs of the Company.

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

To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company's operations. Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company may seek to compensate providers of services by issuing stock in lieu of cash, which will also result in dilution to existing shareholders.
                                                                          20
Inflation.

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

Risks associated with possible disruption in our operations due to terrorism;

Future regulatory actions and conditions in our operating areas; and

Other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

(a) General Risk of Operation as a Business Development Company.

The Company has elected to be treated as a BDC under the 1940 Act. The 1940 Act imposes numerous restrictions on our activities, including restrictions on the nature of our investments and transactions with affiliates. Any change in the law or regulations that govern our business could have a material impact on us or our operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change.
                                                                          21
Although the Company is limited by the 1940 Act with respect to the percentage of its assets that must be invested in qualified investment companies, the Company is not limited with respect to the minimum standard that any investment Company must meet, or the industries in which those investment companies must operate. The Company may make investments without shareholder approval and such investments may deviate significantly from its historic operations. Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

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

Pursuant to the requirements of the 1940 Act, the Company will value substantially all of its investments at fair value as determined in good faith by its board of directors on a quarterly basis. Since there is typically no readily ascertainable market value for the investments in our portfolio, our board of directors has to determine in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process. Such policies and procedures shall fall in the exclusive purview of the Audit Committee of the board of directors.
                                                                          22
There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, the Company is not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment on a quarterly basis, and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investment. Conversely, the Company will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

(e) The Company May Borrow Money Which Magnifies the Potential For Gain or Loss on Amounts Invested.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. The Company can borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities would have fixed dollar claims on the consolidated assets that are superior to the claims of the common shareholders. If the value of the consolidated assets increases, then leveraging would cause the net asset value attributable to the common stock to increase more sharply than it would have had the Company not leveraged. Conversely, if the value of the consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had the Company not leveraged. Similarly, any increase in the consolidated income in excess of consolidated interest payable on the borrowed funds would cause the net income to increase more than it would without the leverage, while any decrease in the consolidated income would cause net income to decline more sharply than it would have had the Company not borrowed.
                                                                          23
(f) Changes in Interest Rates May Affect the Cost of Capital and Net Investment Income.

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

(j) Economic Recessions or Downturns Could Impair the Portfolio Companies and Harm Operating Results.
                                                                          24
Many of the companies in which the Company may make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to engage in a liquidity event. Non-performing assets are likely to increase and the value of the portfolio is likely to decrease during these periods. These conditions could lead to financial losses in the portfolio and a decrease in the revenues, net income, and assets.

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

Price and volume fluctuations in the overall stock market from time to time;
                                                                           25
Significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

Changes in regulatory policies with respect to business development companies;

Actual or anticipated changes in our earnings or fluctuations in our operating results;

General economic conditions and trends;

Loss of a major funding source; or

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

The SEC has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must:
(a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the penny stock and information on the limited market.
                                                                           26
There has been only a limited public market for the common stock of the Company. Our common stock is currently traded on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Company's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

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

(b) Valuation of Investments.

Pursuant to the requirements of the 1940 Act, our board of directors is responsible for determining in good faith the fair value of our securities and assets for which market quotations are not readily available. The board of directors is required to value such securities if the validity of the market quotations appears to be questionable, or if the number of quotations is such as to indicate that there is a thin market in the security. In making its determination, the board of directors may consider valuation appraisals provided by independent valuation service providers.
                                                                          27
The board of directors bases its determination of fair value upon, among other things, applicable quantitative and qualitative factors. These factors may include, but are not limited to, type of securities, nature of business, marketability, market price of unrestricted securities of the same issue (if any), comparative valuation of securities of publicly-traded companies in the same or similar industries, current financial conditions and operating results, sales and earnings growth, operating revenues, competitive conditions and current and prospective conditions in the overall stock market.

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

Forward Looking Statements.

Information in this Form 10-Q contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-Q, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of cash, expectations regarding net losses and cash flow, our need for future financing, our dependence on personnel, and our operating expenses.
                                                                          28
Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, and the risks set forth under "Risk Factors." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

The Company determines fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which we invest. Our valuation policy is intended to provide a consistent basis for determining the fair value of the portfolio. The Company will record unrealized depreciation on investments when it believes that an investment has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investments. Conversely, the Company will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, its equity security has also appreciated in value. The value of investments in public securities is determined using quoted market prices discounted for restrictions on resale. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. In addition, the illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. In addition, if the Company were forced to immediately liquidate some or all of the investments in the portfolio, the proceeds of such liquidation would be significantly less than the current value of such investments.
                                                                          29
ITEM 4.  CONTROLS AND PROCEDURES.

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

PART II   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
                                                                          30
Other than as set forth below, the Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

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


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company made the following sales of unregistered (restricted) securities during the quarter ended on March 31, 2006:
On February 9, 2006 the C0mpany issued 500,000 shares of 1E stock at $0.12 per share to satisfy debt of $ 60,000.

There were no purchases of common stock of the Company by the Company or its affiliates during the three months ended March 31, 2006.

On April 14, 2006, the Company issued a note, in the original principal amount of $ 4,500,000, convertible to common shares of the Company. On that date, it was contemplated that such note would be converted to shares exempt from registration. Subsequently, and in order to satisfy BDC regulations pertaining to senior securities and debt ratios, this transaction was amended by consent of the Company and the holder of such note to a stock purchase whereby the Company would issue 1,202,000 shares at $0.51 per share exempt from registration in exchange for cash in the amount of $613,020.
                                                                          31

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None

ITEM 6.  EXHIBITS

31     Rule 13a-14(a)/15d-14(a) Certification of Ephren Taylor.

32     Section 1350 Certification of Ephren Taylor.


                                   SIGNATURE
                                   ---------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              City Capital Corporation



Dated: August 9, 2006                         By: Ephren Taylor
                                                  ----------------------
                                                  Ephren Taylor
                                                  Principal Executive Officer

                                                                          32

  RULE 13a-14(a)/15d-14(a) CERTIFICATION OF EPHRAN TAYLOR

              RULE 13a-14(a)/15d-14(a) CERTIFICATION

I, Ephren Taylor certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of City Capital Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [omitted pursuant to extended compliance period] for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

(b)  [omitted pursuant to extended compliance period]

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Dated: August 9, 2006                         By: Ephren Taylor
                                                  ----------------------
                                                  Ephren Taylor
                                                  Principal Executive Officer
                                                                          33

                  SECTION 1350 CERTIFICATION OF EPHREN TAYLOR

                           SECTION 1350 CERTIFICATION

In connection with the quarterly report of City Capital Corporation ("Company") on Form 10-Q/A for the quarter ended March 31, 2006 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: August 9, 2006                         By: Ephren Taylor
                                                  ----------------------
                                                  Ephren Taylor
                                                  Principal Executive Officer

                                                                          34