Form 10-Q
period 2006-06-30
CITY CAPITAL CORP
filed 2006-08-14
CIK 793986

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                       OR

[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
  EXCHANGE  ACT  OF  1934  FOR  THE  TRANSITION  PERIOD  FROM  _____  TO_____


                        COMMISSION FILE NUMBER: 33-5902

                            CITY CAPITAL CORPORATION
               --------------------------------------------------
              (Exact Name of Company as Specified in Its Charter)

           Nevada                                             22-2774460
----------------------------                             ------------------
(State or Other Jurisdiction                             (I.R.S. Employer
 of Incorporation or Organization)                       Identification No.)

2535 Pilot Knob Road, Suite 118
Mendota Heights, Minnesota                                      55120
---------------------------------------                  -------------------
(Address of Principal Executive Offices)                      (Zip Code)



                                (651) 452-1606
                         (Company's Telephone Number)
        ______________________________________________________________
  (Former Name, Former Address, and Former Fiscal Year, if Changed Since Last
                                    Report)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes    X        No
                                         -----         ------
Indicate  by  check  mark whether the Company is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act):  Yes            No     X
                                                                ------
Indicate by check  mark  whether the Company is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes    No   X
                                           -----

As of June 30, 2006, the Company had 6,040,531 shares of common stock issued and outstanding.
                                                                           1





                               TABLE OF CONTENTS
                               -----------------

PART I - FINANCIAL INFORMATION                                       PAGE
                                                                    ------
            ITEM 1.  FINANCIAL STATEMENTS

BALANCE SHEETS AS OF
JUNE 30, 2006 AND DECEMBER 31, 2005 .................................  3

STATEMENT OF CHANGE IN NET ASSETS....................................  4

STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2006 AND JUNE 30, 2005......................................  5

STATEMENT OF SHAREHOLDERS DEFICIT....................................  6

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
JUNE 30, 2006 AND JUNE 30, 2005 .....................................  7

SCHEDULE OF INVESTMENTS .............................................  8

NOTES TO FINANCIAL STATEMENTS .......................................  9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS .............. 12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . 28

ITEM 4.  CONTROLS AND PROCEDURES .................................... 29

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS .......................................... 29

ITEM 2.  UNREGISTERED SALES OF EQUITY
         SECURITIES AND USE OF PROCEEDS.............................. 30

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ............................ 31

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS   ...................................... 31

ITEM 5.  OTHER INFORMATION .......................................... 31

ITEM 6.  EXHIBITS ................................................... 31

SIGNATURE ........................................................... 31

                                                                           2

                           CITY CAPITAL CORPORATION
                                BALANCE SHEETS

                                      ASSETS

                                                 JUNE 30,      DECEMBER 31,
                                                  2006            2005
                                               (UNAUDITED)       AUDITED
                                               -----------     ------------
Cash                                               224         $   1,003
      Investment and advances in portfolio
       company at fair market value            255,395           355,935
       Notes receivable - including accrued
       interest of $4,796 and $3,096
       respectively                             42,588            72,860
                                               -----------     ------------
            Total Assets                   $   298,207         $ 429,258
                                               ===========     ============

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Notes payable including accrued interest;
 $377,570 as of June 30, 2006 and $342,266
 as of December 31, 2005                     1,046,556         1,096,598
Accounts payable and accrued expenses          250,801           236,658
Accrued consulting-officer                     115,608            92,118
Convertible debentures including
 accrued interest; $48,094 as of
 June 30, 2006 and $37,130 as of
 December 31, 2005                             236,994           241,380
                                               -----------     ------------
            Total Liabilities                1,649,959         1,666,754
                                               -----------     ------------
Stockholders' Deficit
 Common stock, $0.001 par value;
 authorized 235,000,000 shares;
 issued and outstanding: 6,040,531
 as of June 30, 2006 and 4,338,531
 as of December 31, 2005                         6,040             4,338

Additional paid-in capital                     (28,742)         (700,059)
Stock subscription receivable                 (625,020)          (12,000)
Accumulated deficit                           (704,030)         (529,775)
                                               -----------     ------------

Total Stockholders' Deficit                 (1,351,752)       (1,237,496)
                                               -----------     ------------
  Total Liabilities and
  Stockholders' Deficit                      $ 298,207        $  429,258
                                               ===========     ============
      Net Asset (Deficit) Value per Share    $ (0.2238)         $(0.2852)

                                                                           3
                See accompanying notes to financial statements
F-1


                           CITY CAPITAL CORPORATION
                       STATEMENT OF CHANGE IN NET ASSETS
                                  (UNAUDITED)
                                                      SIX MONTHS ENDED
                                                          JUNE 30,
                                                      2005        2006
                                                      -----------------
OPERATIONS
Net investment loss                               $ (316,321)  $  (174,255)
                                                  -----------  ------------
Net realized and unrealized gain (loss) on
Investment transactions                                    -            -

Net decrease in net assets resulting
 from Operations                                    (316,321)    (174,255)

SHAREHOLDERS ACTIVITY:
  Stock sales and conversion                         124,000       60,000
                                                  -----------  ------------
NET INCREASE (DECREASE) IN ASSET VALUE              (192,321)    (114,255)

NET ASSETS:
 Beginning of period                                (911,241)  (1,237,496)
   End of  Period                                $(1,104,020) $(1,351,752)
                                                 ============ =============

F-2
                See accompanying notes to financial statement


                                                                           4

                           CITY CAPITAL CORPORATION
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          JUNE 30,                JUNE 30,
                                                     2005         2006        2005        2006
                                                 ---------     ---------   ---------   ---------
Sales                                               $    0       $     0      $    0      $    0
Cost of Sales                                            0             0           0           0
                                                 ---------     ---------   ---------   ---------
     Gross Profit (Loss)                                 0             0           0           0

Selling, General, and Administrative Expenses       93,414        77,058     276,538     120,749

Debt forgiveness                                         -           112           -       4,486
                                                 ---------     ---------   ---------   ---------

Interest and Bank Charges *net of interest earned   22,940        22,996      51,433      49,020
                                                 ---------     ---------   ---------   ---------
     Total Expense                                 116,354       100,166     316,321     174,255
                                                 ---------     ---------   ---------   ---------
Net Income (Loss) Before Income Taxes             (116,354)     (100,166)   (316,321)   (174,255)

Income Tax Expense (Benefit)                            -             -           -           -
                                                 ---------     ---------   ---------   ---------
     Net Income (Loss)                           $(116,354)    $(100,166) $ (316,321)  $(174,255)

Basic and Diluted Loss per Common Share
  (Loss)                                          $(0.0456)     $(0.0169) $  (0.1253)   $(0.0369)

Weighted Average Number of Common Shares
    Used to Compute Net Income (Loss) per
    Weighted Average Share                       2,553,458     5,940,453   2,524,894   4,728,641
                                                 ---------     ---------   ---------   ---------

F-3
                See accompanying notes to financial statements
                                                                           5




                           CITY CAPITAL CORPORATION
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                        SIX MONTHS ENDED
                                                             JUNE 30,
                                                        2005        2006
                                                     ---------    ----------
Cash Flows From Operating Activities
  Net profit (loss)                                  $(316,321)   $(174,255)
  Adjustments to reconcile net profits (loss)
   to net cash used in operating activities:
       Notes Receivable                                      0       30,272
     Stock issued for expenses                          96,000            0
     Accrued expense * related party                    26,000       23,490
     Accounts payable and accrued expenses              36,421      120,411
                                                     ---------    ----------
      Net Cash Used In
        Operating Activities                          (157,900)         (82)
                                                     ---------    ----------
Cash Flow From Investing Activities
       Advances to portfolio company                   (86,747)           -
   Investment - InZon Corporation                        1,000            -
                                                     ---------    ----------
      Net Cash Used In
         Investment Activities                         (85,747)           -
                                                     ---------    ----------
Cash Flows From Financing Activities
  Debentures                                            88,000      (15,350)

  Notes payable                                        128,424      (14,654)
  Stock issued for debt                                 28,000            -
                                                     ---------    ----------
                                                       244,424         (696)
      Net Cash Provided By                           ---------    ----------
        Financing Activities
Increase (Decrease) In Cash and
  Cash Equivalents                                         777         (778)

Cash and Cash Equivalents at Beginning of Period          (773)       1,002
                                                     ---------    ----------
Cash and Cash Equivalents at End of Period              $    4      $   224
                                                     =========    ==========
Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
   Interest                                             $    -    $       -
                                                     =========    ==========
   Income taxes                                         $    -    $       -
                                                     =========    ==========
Noncash Investing and Financing Activities
     320,000 shares @ 0.30 for services                $96,000    $        -
                                                     =========    ==========
      56,000 preferred shares @ $0.50 for debt         $28,000    $        -
                                                     =========    ==========
     500,000 shares @ $0.12per share for debt          $     -    $   60,000
                                                     =========    ==========
        1,202,000 shares @ $0.51 stock subscription    $     -    $  613,020
                                                     =========    ==========
F-4

                See accompanying notes to financial statements


                                                                           6

                           CITY CAPITAL CORPORATION
                             FINANCIAL HIGHLIGHTS
                                  (UNAUDITED)



PER UNIT OPERATING PERFORMANCE:

                                                        SIX MONTHS ENDED
                                                              JUNE 30,
                                                        2005        2006
                                                     ----------  ----------
NET ASSET VALUE, BEGINNING OF PERIOD                 $(0.3569)    $(0.2049)
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss                                   (0.1239)     (0.0288)

Net realized and unrealized gain (loss) on investment
Transactions                                                -            -

Total increase (decrease) from investment operations  (0.4808)     (0.2337)

Net increase in net assets resulting from stock sales  0.2480       0.0099

NET ASSET VALUE, END OF PERIOD                        (0.2328)     (0.2238)
TOTAL NET ASSET VALUE RETURN                           (53.31) %     (8.44)%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period                         $(1,104,020) $(1,351,752)

Ratios to average net assets:
Net expense                                             28.65 %      12.89%
Net investment loss                                    (28.65 %)    (12.89 %)
Portfolio Turnover rate                                     -            -

NOTE: The calculations are based on number of shares outstanding at the end of the designated period which are 2,553,458 and 6,040,531 respectively
F-5
                See accompanying notes to financial statement

                                                                           7

                           CITY CAPITAL CORPORATION
                            SCHEDULE OF INVESTMENTS
                                  (UNAUDITED)
                                 JUNE 30, 2006


                                                    Percentage
                                Title of Securities     of
Portfolio Company   Industry    Held by Company     Class Held    Fair Value
------------------  --------    ------------------- ----------    ----------
Perfect Turf, Inc   Artificial     Common Stock         100%      $255,395(1)
                    Turf

        Total Investments ....................................... $255,395(2)


(1)  Fair value includes advances of $ 15,862.

(2)  Fair value was determined by the Company's board of directors.

                  See accompanying notes to financial statements

                                                                           8
F-6
                           CITY CAPITAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

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

The Company's accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Regulation S-X of the SEC. Accordingly, these unaudited condensed financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In management's opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying condensed financial statements and the notes thereto should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 2005 contained in the Form 10-KSB.

Although the nature of the Company's operations and its reported financial position, results of operations and cash flows are dissimilar for the periods prior and subsequent to becoming a BDC, its unaudited operating results and cash flows for the periods ended June 30, 2006 and June 30, 2005 are presented in the accompanying financial statements pursuant to Regulation S-X.
                                                                           9
NOTE 2: CRITICAL ACCOUNTING POLICIES

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

INCOME TAXES.

In February 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 required a change from the deferred method of accounting for income taxes of Accounting Principles Board Opinion No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Effective January 1, 1993, the Company adopted SFAS No. 109.
                                                                           10
EARNINGS (LOSS) PER SHARE.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Effective January 1, 1998, the Company adopted SFAS No. 128. Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the fully diluted losses per share for the second quarter of fiscal years 2006 and 2005 were antidilutive, basic and diluted losses per share are the same. Accordingly, rights to purchase common issuable upon conversion of convertible debentures were not included in the calculation of diluted earnings per common share.
NOTE 3: GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $174,255 for the six months ended June 30, 2006. As of June 30, 2006, the Company reported an accumulated deficit of $ 704,030. The industry in which the Company operates is very dynamic and extremely competitive. The Company's ability to generate financial gains and positive cash flows is dependent on the ability to make investments which yield returns as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of June 30, 2006, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 4: RELATED PARTIES

In October 2004, the Company entered contract with Gary Borglund, President and the CEO of the Company. Under the terms of the agreement Mr Borglund is paid a base amount of $80,000 per annum plus certain incentives as approved by the Board of Directors of the Company.

NOTE 5: INCOME TAX

As of June 30, 2006, the Company has net operating loss carryforwards of approximately $10.1 million for federal income tax return purposes, which expire in 2006 through 2025. Benefit for these contingent assets is dependent upon the Company's ability to generate future earnings. Any material change in corporate ownership will greatly reduce the net operating loss carryforward (See Note 8. "Subsequent Events".

NOTE 6: SECURITIES AND EXCHANGE COMMISSION REVIEW

On December 12, 2005 the Securities and Exchange Commission (SEC) initiated a field audit of the Company. The review was conducted under Section31 (b) of the Investment Company Act of 1940 pursuant to the company electing to become a Business Development Company. On March 28, 2006 the Company received a letter from the SEC indicating the need to revise unspecified practices and procedures and that certain points were still under review. The Company has continued it cooperation with the SEC to cure any deficiencies that may have been note.,
                                                                           11
NOTE 7: DEFINITIVE AGREEMENT FOR ACQUISITION

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

Subsequent to the period end, the transaction was completed on August 11, 2006 (See NOTE: 8 "Subsequent Events")

NOTE 8: SETTLEMENT AGREEMENT

On April 10, 2006 the Company reached a settlement agreement with a former officer and director of the Company for outstanding liabilities totaling $142,898. Under the terms of the agreement the Company will pay the former officer $ 137,500 of which $ 90,000 will be in cash and $47,500 in either cash or stock at the Company's option.

NOTE 9: SUBSEQUENT EVENT

On July 1, 2006 the Company's shareholders approved the merger agreement between the Company and ECC Jazz. On July 31, 2006 the Company completed the acquisition of ECC Jazz and a change in control of the Company was effected.

F-7
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

sThe Company intends to invest in companies with historically profitable results, strong balance sheets, high profit margins, and solid management teams in place. The Company will seek to leverage the combined talents of an experienced management team to invest in those types of companies and to enhance shareholder value.

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

As a business development company, the Company may not acquire any asset other than "qualifying assets", unless, at the time we make the acquisition, the value of our qualifying assets represents at least 70% of the value of our total assets.
                                                                           12
The principal categories of qualifying assets relevant to our business are:

- Securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company;

- securities described in the bullet above or pursuant to the exercise of options, warrants or rights relating to such securities; and

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

As a business development company, the Company's primary goal is to increase its net assets by investing in private development stage or start-up companies that possess or will likely identify emerging and established technologies and markets for those technologies. These private businesses are thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have no history of operations. It is the goal of the Company to assemble a diverse portfolio of companies, which will leverage the combined talents of an experienced management team to incubate these companies and seek to enhance shareholder value. As a result, the Company will focus on making equity and not debt investments.
                                                                            13
The Company will likely be periodically examined by the SEC for compliance with the 1940 Act. As with other companies regulated by the 1940 Act, a business development company must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, the Company is prohibited from protecting any director or officer against any liability to the Company or our shareholders arising from willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

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

The Company intends to fund new investments using cash, through the issuance of its common stock, the reinvestment of previously accrued interest and dividends in debt or equity securities, or the current reinvestment of interest and dividend income through the receipt of a debt or equity security (payment-in-kind income). From time to time, the Company may also opt to reinvest accrued interest receivable in a new debt or equity.
                                                                           14
(A) VALUATION METHODOLOGY.

The Company will determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized gains or losses being recognized. At June 30, 2006, approximately 85% of our total assets represented an investment in the Portfolio Company at fair value. Fair value is defined in Section 2(a)(41) of the 1940 Act as (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistently applied valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

(B) INVESTMENT IN PORTFOLIO COMPANY

On December 1, 2004, the Company moved assets into the Portfolio Company, which will continue to focus on the sale and distribution of artificial turf, a synthetic product used for artificial home lawns, childcare playground surfacing, soccer and football fields and in numerous other areas applications conditions prohibit the use of natural grass surfaces.
                                                                           15
The Portfolio Company specializes in the sale and distribution of artificial turf, a synthetic product used for artificial home lawns, childcare playground surfacing, soccer and football fields and in numerous other areas applications conditions prohibit the use of natural grass surfaces. The Portfolio Company believes that the artificial turf business will see a dramatic increase due the ongoing advancements in the technology of artificial turf. Additionally, the current drought affecting much of the United States is experiencing and the related increase in watering restrictions favors the introduction of artificial turf as an economic and environmentally friendly alternative. The Portfolio Company believes it is well positioned to be a significant player in the artificial turf business.

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

During the six month ending June 30, 2006 the Company reduced its investment in the Portfolio Company. This brings the total investment in the Portfolio Company to $255,395 and in InZon Corporation to $42,588 as of June 30, 2006.

RESULTS OF OPERATIONS.

The results of operations reflected in this discussion include historical operations of the Company prior to becoming a BDC.

(A) REVENUES.

The Company reported zero income for the three and six months ended June 30, 2006. and for the three months and six months ended June 30, 2005. The decrease in revenues was a result of the Company's change in 2004 to a BDC.

(B) SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES.
                                                                           16
The selling, general and administrative expenses for the three months and six months ended June 30, 2006, totaled $77,058 and $120,749 respectively. This was attributable to general and administrative expenses of which salaries and professional services made up the largest portion. Professional fees and outside services in the current six months period totaled $86,006.

(C) INTEREST EXPENSE.

The Company incurred interest charges (net of interest income) of $22,996 for the three months and 49,020 for the six months ended June 30, 2006, compared with such charges of $22,940 in the three months and $ 51,433 in the six months period ended June 30, 2005. Most of the interest expense in the six months ended June 30, 2006 is in the accrual on the amounts owed to Newport Financial (as discussed below), and to former officers of the Company.

(D) INCOME TAX BENEFIT.

At June 30, 2006, the Company had available net operating loss carryforwards of approximately $9 million that may provide future tax benefits expiring beginning in 2006; this compares with net operating loss carryforwards of approximately $7 million at June 30, 2005. The Company has not recognized any of this tax benefit as an asset due to uncertainty of future income. The annual diminution could result in the expiration of the net operating loss before utilization. A change in control will also affect the use of any net loss carryforward.

(E) NET LOSS.

The Company reported a net loss of $116,354 for the three months and $ 316,321 in the six months ended June 30, 2005, compared to net loss of $100,166 for the three months and $174,255 in the six months ended June 30, 2006. The difference is due to higher consulting and other selling, general, and administrative expenses.

OPERATING ACTIVITIES.

The net cash used in operating activities was $157,900 for the six months ended June 30, 2005 compared to net cash used of $120,411 for the six months ended June 30, 2006.

INVESTING ACTIVITIES.

Net cash used in investing activities was $85,747 for the six months ended June 30, 2005 compared to no cash provided from investing activities of $100,000 during the six months ended June 30, 2006 from investments made by the Company. These loans represent the principal portion of the assets of $298,207, and are comprised of an investment by the Company in the Portfolio Company in the amount of $255,395 and a loan by the Company to InZon Corporation in the amount of $42,588.

FINANCING ACTIVITIES

During the six months period ending June 30, 2005 the Company increased their outstanding debt by $216,424 to finance their activities. In addition the Company issued stock for debt of $28,000 bringing the net debt increase to $188,424 for the same period. During the six months period ending June 30, 2006 the company issued stock for debt totaling $60,000 as part of their financing activity.

LIQUIDITY AND CAPITAL RESOURCES.

As of June 30, 2006, the Company had $ 224 in cash. In addition to the loss of $174,255 during the six months ended June 30, 2006, the Company incurred losses of $316,321 for the period ended June 30, 2005. As of June 30, 2006, the Company had an accumulated deficit of $704,030. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's independent accountants' audit report included in the Form 10-K for the year ended December 31, 2005 includes a substantial doubt paragraph regarding the Company's ability to continue as a going concern.

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

Management plans to continue raising additional capital through a variety of fund raising methods during 2006 and to pursue all available financing alternatives in this regard. Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position. In addition, we will continue to seek additional funds to ensure our successful growth strategy and to allow for potential investments into a diverse portfolio of companies with strategic information and communications technologies or applications. Whereas the Company has in the past raised capital, no assurance can be given that sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights; preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company's operations. Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company may seek to compensate providers of services by issuing stock in lieu of cash, which will also result in dilution to existing shareholders.

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

RISK FACTORS.

Investing in the Company involves a number of significant risks relating to our business and investment objective. As a result, there can be no assurance that we will achieve our investment objective. In addition to the risk factors described below, other factors that could cause actual results to differ materially include:

   . The ongoing global economic uncertainty, coupled with war or the threat of war;

   . Risks associated with possible disruption in our operations due to terrorism;

   .  Future regulatory actions and conditions in our operating areas; and

   . Other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

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

(E) THE COMPANY MAY BORROW MONEY WHICH MAGNIFIES THE POTENTIAL FOR GAIN OR LOSS ON AMOUNTS INVESTED.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. The Company can borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities would have fixed dollar claims on the consolidated assets that are superior to the claims of the common shareholders. If the value of the consolidated assets increases, then leveraging would cause the net asset value attributable to the common stock to increase more sharply than it would have had the Company not leveraged. Conversely, if the value of the consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had the Company not leveraged. Similarly, any increase in the consolidated income in excess of consolidated interest payable on the borrowed funds would cause the net income to increase more than it would without the leverage, while any decrease in the consolidated income would cause net income to decline more sharply than it would have had the Company not borrowed.

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

(G) THE COMPANY OPERATES IN A COMPETITIVE MARKET FOR INVESTMENT
    OPPORTUNITIES.

The Company competes for investments with a large number of private equity funds and mezzanine funds, investment banks and other equity and non- equity based investment funds, and other sources of financing, including traditional financial services companies such as commercial banks. Some of the competitors have greater resources than the Company does. Increased competition would make it more difficult for us to purchase or originate investments at attractive prices. As a result of this competition, the Company may sometimes be precluded from making otherwise attractive investments.

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

(N)  THE COMPANY'S COMMON STOCK PRICE MAY BE VOLATILE.

The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

   . Price and volume fluctuations in the overall stock market from time to time;

   . Significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

   . Changes in regulatory policies with respect to business development companies;

   . Actual or anticipated changes in our earnings or fluctuations in our operating results;

   .  General economic conditions and trends;

   .  Loss of a major funding source; or

   .  Departures of key personnel.

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

PART II * OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company made the following sales of unregistered (restricted) securities during the six months ended on June 30, 2006:

On February 9, 2006 the Company issued 500,000 shares of 1E stock at $0.12 per share to satisfy debt of $ 60,000.

There were no purchases of common stock of the Company by the Company or its affiliates during the three months ended June 30, 2006.

On April 14, 2006, the Company issued a note, in the original principal amount of $ 4,500,000, convertible to common shares of the Company. On that date, it was contemplated that such note would be converted to shares exempt from registration. Subsequently, and in order to satisfy BDC regulations pertaining to senior securities and debt ratios, this transaction was amended by consent of the Company and the holder of such note to a stock purchase whereby the Company would issue 1,202,000 shares at $0.51 per share exempt from registration in exchange for cash in the amount of $ 613,020.


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

                                                 CITY CAPITAL CORPORATION



Dated: August 14 2006                            Ephren Taylor
                                                 ---------------------------
                                                 Ephren Taylor
                                                 Principal Executive Officer


                                 EXHIBIT INDEX
                                 -------------

Number                            Description
------      -----------------------------------------------------------

31          Rule 13a-14(a)/15d-14(a) Certification of Ephren Taylor.

32          Section 1350 Certification of Ephren Taylor (filed herewith).


                     RULE 13A-14(A)/15D-14(A) CERTIFICATION
                     --------------------------------------

I, Ephren Taylor, certify that:

1.    I  have  reviewed  this  quarterly report on Form 10-Q  of  City  Capital
Corporation;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [omitted pursuant to extended compliance period] for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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


Dated: August 14 2006                            Ephren Taylor
                                                 ---------------------------
                                                 Ephren Taylor
                                                 Principal Executive Officer




                           SECTION 1350 CERTIFICATION
                           --------------------------

In connection with the quarterly report of City Capital Corporation ("Company") on Form 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: August 14 2006                            Ephren Taylor
                                                 ---------------------------
                                                 Ephren Taylor
                                                 Principal Executive Officer