Form 10-Q
period 2006-09-30
CITY CAPITAL CORP
filed 2006-11-14
CIK 793986

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

       (651) 452-1606       .

(Company’s Telephone Number)

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

As of September 30, 2006, the Company had 16,262,614 shares of common stock issued and outstanding.

#

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

#

George Brenner, CPA

A Professional Corporation

10680 W. PICO BOULEVARD, SUITE 260

LOS ANGELES, CALIFORNIA 90064

310/202-6445 – Fax 310/202-6494

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of City Capital Corporation, a Business Development Company

I have reviewed the accompanying balance sheet of City Capital Corporation, a business development company (“BDC”), as of September 30, 2006, and the related statements of operations for the three and nine months ended September 30, 2006 and 2005 and the statements of cash flows for the nine-month periods then ended.  These financial statements are the responsibility of the Company’s management.

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

As set forth in the “Schedule of Investments” included in the financial statements, investments amounting to $782, 248 (73% of total assets) at September 30, 2006 have been valued at fair value as determined by the Board of Directors.  Determination of fair value involves subjective judgment that is not susceptible to substantiation by the audit process.

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

/s/ George Brenner, CPA

George Brenner, CPA

Los Angeles, California

November 10, 2006

#

CITY CAPITAL CORPORATION

BALANCE SHEETS

ASSETS

	September 30 2006 (Unaudited)	December 31 2005 Audited
Current Assets
Cash	$22,448	$1,003
Note Receivable	87,500	--
Prepaid-related party	130,248	--
Total current Assets	240,196	1,003
Investment and advances in portfolio Company at fair market value	782,248	355,395
Note receivable including accrued interest; $5,646 As of September 30, 2006 and $3,096 December 31, 2005	43,438	72,860
Total Assets	$1,065,882	$429,258

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Notes payable including accrued interest; $420,066
As of September 30, 2006 and $342,266 as of December 31, 2005	1,057,919	1,096,598
Accounts payable and accrued expenses	291,102	236,658
Accrued consulting-officer	135,388	92,118
Convertible debentures including accrued interest;
$53,180 as of September 30, 2006 and $37,318 as of December 31, 2005	225,089	241,380

Total Current Liabilities	1,709,498	1,666,754

Stockholders’ Deficit
Common stock, $0.001 par value;
Authorized 235,000,000 shares;
Issued and outstanding: 16,262,614 as of September 30, 2006 and 4,338,531 as of December 31, 2005	16,262	4,338
Preferred stock, $0.001 par value
authorized 15,000,000 shares;
None issued and outstanding
Additional paid-in capital	2,855,020	(700,059)
Stock subscription receivable	(2,504,256)	(12,000)
Accumulated deficit	(1,010,642)	(529,775)

Total Stockholders’ Deficit	(643,616)	(1,237,496)

Total Liabilities and Stockholders’ Deficit	$1,065,882	$429,258

Net Asset (Deficit) Value per Share	$(0.0396)	$(0.2852)

See accompanying notes to financial statements

#

CITY CAPITAL CORPORATION STATEMENT OF CHANGE IN NET ASSETS (Unaudited)
	Nine Months ended September 30,

	2006	2005
OPERATIONS
	$ (568,379)	$ (480,867)
Net investment loss

Net realized and unrealized gain (loss) on Investment transactions	--	--

Net decrease in net assets resulting from Operations	(568,379)	(480,867)

SHAREHOLDERS ACTIVITY:

Stock sales and conversion	247,280	1,074,747

NET INCREASE (DECREASE) IN ASSET VALUE	(321,099)	593,880

NET ASSETS:
Beginning of period	(911,241)	(1,237,496)

End of Period	$ (1,232,340)	$ (643,616)

See accompanying notes to financial statements

#

CITY CAPITAL CORPORATION STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ending September 30,		Nine Months Ending September 30,

	2005	2006	2005	2006
Sales	$ --	$ --	$ --	$ --

Cost of Sales	--	--	--	--

Gross Profit	--	--	--	--

Selling, General, and Administrative Expenses	146,646	243,473	418,424	373,193

Interest and Bank Charges	105,412	63,989	161,605	114,710

Total Expenses	252,058	307,462	580,029	487,903

Debt Forgiveness	--	--	(11,650)	(4,486)

Interest Income	--	(850)	--	(2,550)

Net Loss before Income Taxes	(252,058)	(306,612)	(568,379)	(480,867)

Income Tax Expense (Benefit)	--	--	--	--

Net Loss	$(252,058)	$(306,472)	$(568,379)	$(480,867)

Basic and Diluted Loss per Common Share	$ (0.0987)	$(0.0271)	$(0.0271)	$(0.0663

Weighted Average Number of Common Shares Used to Compute Net Income (Loss) per Weighted Average Share	2,553,458	11,301,354	2,671,826	7,258,172
See accompanying notes to financial statements

#

CITY CAPITAL CORPORATION STATEMENTS OF CASH FLOWS (Unaudiited)

	September 30,

	2005	2006

Cash Flows From Operating Activities	$ (568,379)	$ (480,867)
Net loss
Adjustments to reconcile net loss to
net cash used in operating activities:
Stock issued for expenses	96,000	--
Increase (decrease) in assets/liabilities
Prepaid-related party	--	(130,248)
Accrued expense- related party	46,000	43,270
Accounts payable and accrued expenses	167,539	54,444
Notes receivable	--	(58,077)
Net Cash Used in Operating Activities	(258,840)	(571,478)

Cash Flow From Investing Activities
Advances to Portfolio Company	(109,046)	75,148
Investment – InZon Corporation	1000	--
Net Cash Used In Investment Activities	(108,046)	75,148

Cash Flows From Financing Activities
Debentures- including accrued interest	38,000	(16,291)
Notes payable- including accrued interest	181,528	(38,679)
Stock issued for debt	151,280	60,000
Sale of common stock	--	512,745
Net Cash Provided By Financing Activities	370,808	517,775

Increase (Decrease) In Cash and Cash Equivalents	3,922	21,445

Cash and Cash Equivalents at Beginning of Period	--	1,003

Cash and Cash Equivalents at End of Period	$3,922	22,448

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$ --	$ --
Income taxes	$ --	$ --
Noncash Investing and Financing Activities
320,000 shares @ $0.30 for expenses	$ 96,000	$ --
440,285 shares @ $0.28 for debt	$ 123,280	$ --
56,000 preferred shares @ $0.50 for debt	$ 28,000	$ --
1,425,805 shares @ $0.3521 for acquisition
of subsidiary	$ --	$ 502.002
500,000 shares @ $0.12 for debt	$ --	$ 60,000
5,380,478 shares @ $0.15-$0.3521 for
stock subscription receivable	$ --	$ 1,879,236

See accompanying notes to financial statements

#

CITY CAPITAL CORPORATION FINANCIAL HIGHLIGHTS (Unaudited)
Per Unit Operating Performance:	Nine Months Ended
	June 30,
	2005	2006

NET ASSET VALUE, BEGINNING OF PERIOD	$(0.3106)	$(0.0761)
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.1938)	(0.0296)
Net realized and unrealized gain (loss) on investment Transactions	--	--

Total increase (decrease) from investment operations	(0.5044)	(0.1057)

Net increawse in net assets resulting from stock sales	0.844	0.0661

NET ASSET VALUE, END OF PERIOD	(0.4200)	(0.0396)

TOTAL NET ASSET VALUE RETURN	(46.14)%	(74.75)%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$(1,232,340)	$(643,616)

Ratios to average net assets:
Net expense	53.05%	51.17%
Net investment loss	(53.05%)	(51.17%)
Portfolio Turnover Rate	--	--

NOTE: The calculations are based on number of shares outstanding at the end of the designated period which are 2,933,743 and 16,262,614 respectively

See accompanying notes to financial statement

#

CITY CAPITAL CORPORATION SCHEDULE OF INVESTMENTS (Unaudited) SEPTEMBER 30, 2006
		Title of Securities	Percentage of
Portfolio Company	Industry	Held by Company	Class Held	Fair Value

Perfect Turf, Inc.	Artificial Turf	Common Stock	100%	$255,394 (1)

ECC Vine Street
Real Estate Acquisition, LLC	Real Estate	Common Stock	100%	526,854(2)

Total Investments				$782,248 (3)

(1) Fair value includes advances of $15,862.
(2) Fair value includes advances of $ 24,852
(3) Fair value was determined by the Company’s board of directors.

See accompanying notes to financial statements

#

CITY CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1:

BASIS OF PRESENTATION

The Company.

City Capital Corporation, a Nevada corporation (“Company”), was incorporated in Nevada on July 24, 1984, as Diversified Ventures, Ltd.  On March 27, 1987, the Company changed its name to M.V.I.D. International Corporation; on April 6, 1994, the name was changed to Micro-Lite Television. On October 25, 1996, the Company changed its name to Superior Wireless Communications, Inc.; on August 18, 1999, the name was changed to JustWebit.com, Inc.  On November 6, 2002, the Company changed its name to Synthetic Turf Corporation of America.  Effective on December 14, 2004, the Company changed its name to City Capital Corporation. The Company’s fiscal year ends on December 31.

Effective December 1, 2004 the Company commenced operating as a Business Development Company (“BDC”) under Section 54(a) of the Investment Company Act of 1940 (“1940 Act”).

Basis of Presentation.

In accordance with Securities and Exchange Commission (“SEC”) rules and regulations for BDC’s, the Company does not consolidate or use the equity method to account for its controlling investment in the Company’s portfolio companies and ECC Vinestreet Acquisition, LLC, Perfect Turf, Inc. (“Portfolio Companies”).  Rather, the Company’s investment in such entities is reported at fair value.  Any future fluctuations in such fair value since the date of the conversion to a BDC will be reflected as an unrealized gain on investment in the statements of operations.

The Company’s accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Regulation S-X of the SEC.  Accordingly, these unaudited condensed financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In management’s opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  The accompanying condensed financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2005 contained in the Form 10-KSB.

Although the nature of the Company’s operations and its reported financial position, results of operations and cash flows are dissimilar for the periods prior and subsequent to becoming a BDC, its unaudited operating results and cash flows for the periods ended September 30, 2005 and September 30, 2006 are presented in the accompanying financial statements pursuant to Regulation S-X.

#

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

Impaired Fair Value of Financial Instruments.

The carrying amounts for the Company’s cash, accounts payable, accrued liabilities, due to stockholder and officers approximate fair value due to the short-term maturity of these instruments.

Income Taxes.

In February 1992, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”.  SFAS No. 109 required a change from the deferred method of accounting for income taxes of Accounting Principles Board Opinion No. 11 to the asset and liability method of accounting for income taxes.  Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Effective January 1, 1993, the Company adopted SFAS No. 109.

Earnings (Loss) per Share.

In February 1997, the FASB issued SFAS No. 128, “Earnings per Share.”  SFAS No. 128 simplifies the standards for computing earnings per share (“EPS”) and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted.  Effective January 1, 1998, the Company adopted SFAS No. 128.  Basic EPS is determined using net income divided by the weighted average shares outstanding during the period.  Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.  Since the fully diluted losses per share for the third quarter of fiscal years 2006 and 2005 were antidilutive, basic and diluted losses per share are the same.  Accordingly, rights to purchase common issuable upon conversion of convertible debentures were not included in the calculation of diluted earnings per common share.

NOTE 3:

GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $480,867 for the nine months ended September 30, 2006.  As of September 30, 2006, the Company reported an accumulated deficit of $ 1,010,642.  The industry in which the Company operates is very dynamic and extremely competitive.  The Company’s ability to generate financial gains and positive cash flows is dependent on the ability to make investments that yield returns as well as the ability to raise additional capital.  Management is following strategic plans to accomplish these objectives, but success is not guaranteed.  As of September 30, 2006, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 4:

RELATED PARTIES

On October 2004, the Company entered into a contract with Gary Borglund, the president and CEO of the Company.  Under the terms of the agreement Mr. Borglund is paid a base amount of $80,000 per annum plus certain incentives as approved by the board of directors of the Company.

On August 24, 2006 the Company entered into an agreement with Amorocorp, Inc. (Contractor) where by Amorocorp supplies management and financial services including accounting and legal services to the Company.  Under the terms of the agreement the Company pays the Contractor $ 100,000 per month for the services it renders to the Company. The Chairman and CEO of the Company is also the President and a shareholder of the Contractor. As of September 30, 2006 the Company had prepaid Amorocorp $ 130,248.

NOTE 5:        INCOME TAX

As of September 30, 2006, the Company has net operating loss carryforwards of approximately $10.6 million for federal income tax return purposes, which expire in 2006 through 2025.  Benefit for these contingent assets is dependent upon the Company’s ability to generate future earnings.  Any material change in corporate ownership will greatly reduce the net operating loss carry forward.

NOTE 6:        SECURITIES AND EXCHANGE COMMISSION REVIEW

On December 12, 2005 the Securities and Exchange Commission (SEC) initiated a field audit of the Company.  The review was conducted under Section 31 (b) of the Investment Company Act of 1940 pursuant to the company electing to become a Business Development Company.  On March 28, 2006 the Company received a letter from the SEC indicating the need to revise unspecified practices and procedures and that certain points were still under review. The Company has continued it cooperation with the SEC curing deficiencies that may have been note.

NOTE 7:        ACQUISITION OF PORTFOLIO COMPANY

On April 19, 2006 the Company entered into an agreement with ECC Vine Street Real Estate Acquisitions, LLC under which the Company will acquire 100% of ECC Vine Street as a portfolio company.  Under the terms of the agreement ECC Vine Street unit holders exchanged all of their outstanding units for common shares of the Company. In addition, the Company will receive future considerations for the shares issued. On July 1, 2006 the Company’s shareholders approved the merger agreement between the Company and ECC Vine Street. On July 31, 2006 the Company completed the acquisition of ECC Vine Street and issued 6,731,364 shares of the Company’s stock to the unit holders of ECC Vine Street; 1,425,805 shares for the acquisition of the portfolio company and 5,305,559 shares for a stock subscription receivable.

NOTE 8:         SETTLEMENT AGREEMENT

On April 10, 2006 the Company reached a settlement agreement with a former officer and director of the Company for outstanding liabilities totaling $162,898. Under the terms of the agreement the Company will pay the former officer $ 137,500 of which $ 90,000 will be in cash and $ 47,500 in either cash or stock at the Company’s option.

NOTE 9:          SUBSEQUENT EVENT

On October 23, 2006 the Company signed a financing agreement with the Lucian Group, Inc. (Investor). Under the terms of the agreement the Company will issue and sell to the Investor a number of shares with an aggregate value of $ 50,000,000 within 36 months of the date of the agreement. The shares being sold by the Company will be valued at either 94% of the lowest closing bid during the pricing period or $ 1.00 whichever is greater.

On October 17, 2006 the Company received $ 11,238 for 74,919 shares of stock subscription receivable reducing the total stock subscription receivable to $ 2,493,018.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL         CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations is based upon, and should be read in conjunction with, its unaudited condensed financial statements and related notes included elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

On December 6, 2004, the Company elected, by the filing of a Form N-54A, to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).  On December 1, 2004, the Company moved its assets into Perfect Turf, Inc. (“Portfolio Company”) in exchange for 100% of the outstanding shares of the Portfolio Company’s common stock (1,000 shares) in order to meet the requirements of the 1940 Act.

             On July 31, 2006 the Company completed the acquisition of ECC Vine Street Real Estate Acquisitions, LLC making ECC Vine Street a wholly owned subsidiary of the Company. ECC Vine Street is in the business of redeveloping various properties in major cities within the United States.  The redevelopment is in concert with the government body maintaining jurisdiction over the property being redeveloped.  The land for redevelopment was acquired by ECC Vine Street and then is improved or sold to builders that will construct housing and sell the property to independent buyers.

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

As a business development company, the Company may not acquire any asset other than “qualifying  assets”, unless, at the time we make the acquisition, the value of our qualifying assets represents at least 70% of the value of our total assets.

The principal categories of qualifying assets relevant to our business are:

•

Securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company;

•

Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants or rights relating to such securities; and

•

Cash, cash items, government securities or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment.

An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a business development company); and

•

Does not have a class of securities registered on an exchange or a class of securities with respect to which a broker may extend margin credit; or

•

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

As a business development company, the Company is entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has asset coverage of at least 200% immediately after each such issuance.  See “Risk Factors.”

The Company may be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the Securities and Exchange Commission (“SEC”).

As a business development company, the Company’s primary goal is to increase its net assets by investing in private development stage or start-up companies that possess or will likely identify emerging and established technologies and markets for those technologies. These private businesses are thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have no history of operations. It is the goal of the Company to assemble a diverse portfolio of companies, which will leverage the combined talents of an experienced management team to incubate these companies and seek to enhance shareholder value.  As a result, the Company will focus on making equity and not debt investments.

The Company will likely be periodically examined by the SEC for compliance with the 1940 Act. As with other companies regulated by the 1940 Act, a business development company must adhere to certain substantive regulatory requirements.  A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act.  Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement.  Furthermore, as a business development company, the Company is prohibited from protecting any director or officer against any liability to the Company or our shareholders arising from willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

The Company must maintain a code of ethics that establishes procedures for personal investment and restricts certain transactions by our personnel.  The Company’s code of ethics generally does not permit investment by our employees in securities that may be purchased or held by us.  As a business development company under the 1940 Act, we are entitled to provide loans to our employees in connection with the exercise of options. However, as a result of provisions of the Sarbanes-Oxley Act of 2002, the Company is prohibited from making new loans to, or materially modifying existing loans with, its executive officers in the future.

The Company may not change the nature of its business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a “majority of the outstanding voting securities,” as defined in the 1940 Act, of our shares. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company. Since the Company made its business development company election, it has not made any substantial change in the nature of its business.

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

(a)

Valuation Methodology.

The Company will determine the value of each investment in our portfolio on a quarterly basis, and changes in value result in unrealized gains or losses being recognized.  At September 30, 2006, approximately 73.4 % of our total assets represented an investment in the Portfolio Companies at fair value.  Fair value is defined in Section 2(a)(41) of the 1940 Act as (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily ascertainable market value for the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistently applied valuation process.  Because of the inherent uncertainty of determining the fair value of investments that do not have a readily ascertainable market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

The Company’s investment in the Portfolio Company is carried at historical carrying amounts (which approximate fair value) as this investment represents a continuation of the Company’s former business prior to its election as a BDC, and is under common control at date of transfer.

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

(b)

Investment in Portfolio Companies

On December 1, 2004, the Company moved assets into one of the portfolio companies, which focused on the sale and distribution of artificial turf, a synthetic product used for artificial home lawns, childcare playground surfacing, soccer and football fields and in numerous other areas applications conditions prohibit the use of natural grass surfaces.

On July 31, 2006 the Company completed the acquisition of ECC Vine Street Real Estate Acquisitions, LLC as a portfolio company. The portfolio company is in the acquisition and development of real estate property in specific major metropolitan areas in the United States. ECC Vine Street has acquired lots for development in the Kansas City, MO metro area.

During the nine months ended September 30, 2006 the Company invested an additional $24,852 in cash in ECC Vine Street and reduced its investment in Perfect Turf, Inc. by $ 100,000 through the exchange of stock. These investments for the purpose of supporting the ongoing working capital and general and administrative expense needs of the portfolio companies.  This brings the total investment in the portfolio companies to $782,248.

Results of Operations.

The results of operations reflected in this discussion include historical operations of the Company prior to becoming a BDC.

(a)

Revenues.

The Company had no revenues for the three and nine months ended September 30, 2005 and September 30, 2006 as it did not recognize any realized or unrealized gains or losses from its investment portfolio. Revenue of the any of the portfolio companies is not recognized in the Company but may have an impact on the gains or losses of the Company’s portfolio investments.

(b)

Selling, General, and Administrative Expenses.

The selling, general and administrative expenses for the three months and nine months ended September 30, 2005 were $146,646 and $418,424, respectively.  This compares to $243,473 for the three months and $373,193 for the nine months ended September 30, 2006, respectively, an increase of $96,827 and decrease of $45,231 respectively.  This change was attributable to general and administrative expenses of which salaries and professional services made up the largest portion.  Professional fees and outside services in the current nine months period totaled $253,330 or approximately 54.6% of the total of such expenses.

(c)

Interest Expense.

The Company incurred bank charges and interest charges (net of interest income) of $105,412 and $161,605 for the three and nine months ended September 30, 2005, respectively, compared to $63,139 and $114,710 for the three and nine months ended September 30, 2006, respectively, decreases of $42,273 and $46,895, respectively.  Most of the interest expense in the nine months ended September 30, 2005 is the payment of interest on notes issued by the company.

(d)

Income Tax Benefit.

As of December 31, 2005, the Company has net operating loss carryforwards of approximately $10,078,000 for federal income tax return purposes, which expire in 2006 through 2023.  Benefit for these contingent assets is dependent upon the Company’s ability to generate future earnings.  Any material change in corporate ownership will greatly reduce the net operating loss carry forward.  The future tax benefits for these tax assets are dependent upon the Company's ability to generate future earnings.

(e)

Net Loss.

The Company reported net losses of $252,058 and $568,379 for the three and nine months ended September 30, 2005, respectively, compared to net losses of $306,612 and $480,867 for the three and nine months ended September 30, 2006, respectively, an increase of $54,554 and decrease of $87,512, respectively.  The differences are due to varying consulting expenses.

Operating Activities.

The net cash used in operating activities was $258,840, for the nine months ended September 30, 2005 compared to $571,478 for the nine months ended September 30, 2006, an increase of $312,638.  A significant portion of cash used in the nine months ended September 30, 2006 is attributed to lower accounts payable and accrued expense and prepayment of fees.

Investing Activities.

Net cash used in investing activities was $108,046 for the nine months ended September 30, 2005 compared to net cash provided of $75,148 for the nine months ended September 30, 2006.  The reduction of advances to Portfolio Companies was the significant factor in the change net cash in investing activities.

Liquidity and Capital Resources.

During the nine months period ending September 30, 2005 the Company increased its outstanding debt by $219,528 to finance its activities.  In addition the Company issued stock for debt of $151,280 bringing the net increase to $370,808 for the same period.  During the nine months period ended September 30, 2006, the Company reduced its debt including accrued interest by $114,970 and sold stock for cash totaling $512,745 as part of its financing activity.

As of September 30, 2006, the Company had cash of $22,448.  In addition to the loss of $568,379 during the nine months ended September 30, 2005. The Company incurred losses of $480,867 for the nine months ended September 30, 2006.  As of September 30, 2006, the Company had an accumulated deficit of $1,010,642.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s independent accountants’ audit report included in the Form 10-K for the year ended December 31, 2005 includes a substantial doubt paragraph regarding the Company’s ability to continue as a going concern.

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

Management plans to continue raising additional capital through a variety of fund raising methods during the year and to pursue all available financing alternatives; in this regard, the Company filed a Form 1-E Notification Under Regulation E on June 30, 2005 for the purpose of raising funds for the operations of the Company.  Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position. In addition, the Company will  continue to seek  additional  funds to ensure our successful growth  strategy  and to  allow  for  potential  investments  into a diverse portfolio of companies with strategic information and communications technologies or applications. Whereas the Company has in the past raised capital, no assurance can be given that sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to the Company.  The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results.  In addition, insufficient funding may have a material adverse effect on the Company’s financial condition, which could require the Company to:

•

curtail operations significantly;

•

sell significant assets;

•

seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or

•

explore other strategic alternatives including a merger or sale of the Company.

To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.  If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company’s operations.  Regardless of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company may seek to compensate providers of services by issuing stock in lieu of cash, which may also result in dilution to existing shareholders.

Inflation.

The impact of inflation on costs and the ability to pass on cost increases to customers over time is dependent upon market conditions. We are not aware of any inflationary pressures that have had any significant impact on our operations over the past quarter, and the company does not anticipate that inflationary factors will have a significant impact on future operations.

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

•

the ongoing global economic uncertainty, coupled with war or the threat of war;

•

risks associated with possible disruption in our operations due to terrorism;

•

future regulatory actions and conditions in our operating areas; and

•

other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

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

On August 29, 2005, the Company received written correspondence from the SEC, Division of Investment Management, notifying the Company, and other unrelated business development companies, of certain concerns of the staff based on the Company’s status as a BDC and its compliance with certain provisions of the 1940 Act.  In particular, the correspondence requests the Company to reply with specific information concerning its compliance in the areas of limitations on senior securities, convertible securities, and Regulation E shares issued for services.  The Company has provided the requested information and has take such actions as may be necessary to demonstrate compliance and, if necessary, to make the structural changes to correct any deficiencies.

(b)

Investing in Private Companies Involves a High Degree of Risk.

The Company’s portfolio will consist of primarily long-term loans to and investments in private companies.  Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and agents to obtain information in connection with our investment decisions. In addition, some smaller businesses have narrower product lines and market shares than their competition, and may be more vulnerable to customer preferences, market conditions or economic downturns, which may adversely affect the return on, or the recovery of, our investment in such businesses.

(c)

The Company’s Portfolio of Investments Will Be Illiquid.

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

The Company will adjust quarterly the valuation of its portfolio to reflect the board of directors’ determination of the fair value of each investment in its portfolio.

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

(h)

The Securities the Company Will Hold in Its Portfolio Companies are Subject to Restriction on Resale.

The Company’s portfolio companies will be private entities and the Company will acquire their securities in private transactions.  As a result, all of the securities the Company will hold in its portfolio companies are subject to legal restrictions on resale.  Furthermore, our ability to sell the securities in our portfolio may be limited by, and subject to, the lack of or limited nature of a trading market for such securities.  Therefore, the Company cannot provide assurance that it will be able to sell its portfolio company securities for amounts equal to the values that  have ascribed to them or at the time the Company desires to sell.

(i)

The Company is Dependent Upon the Efforts of Its Portfolio Companies to Successfully Commercialize Their Products and Services.

The Company’s portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities and a greater number of qualified and experienced managerial and technical personnel.  They may need additional financing which they are unable to secure and we are unable or unwilling to provide or they may be subject to adverse developments unrelated to the technologies they acquire.

They may lose the rights granted to them for a technology or a licensing agreement.  The Company cannot provide assurance that its portfolio companies will be successful or that it will be able to sell the securities it receive at a profit or for sufficient amounts to even recover the Company’s initial investment in a portfolio company or that its portfolio company will not take actions that could be detrimental to us.

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

(k)

The Company is Dependent on Its Key Personnel.

            The Company’s success is largely dependent on the personal efforts and abilities of its senior management.  The loss of certain members of the Company’s senior management could have a material adverse effect on the Company’s business and prospects.

The Company intends to recruit in fiscal year 2006 employees who are skilled in its industry.  The failure to recruit these key personnel could have a material adverse effect on the Company’s business. As a result, the Company may experience increased compensation costs that may not be offset through either improved productivity or higher revenue.  There can be no assurances that the Company will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

(l)

Limitations on Liability and Indemnification May Result in Payments by the Company.

The Company’s bylaws include provisions to the effect that it may indemnify any director, officer, or employee.  In addition, provisions of Nevada law provide for such indemnification, as well as for a limitation of liability of our directors and officers for monetary damages arising from a breach of their fiduciary duties.  Any limitation on the liability of any director or officer, or indemnification of any director, officer, or employee, could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

(m)

The Company’s Quarterly and Annual Operating Results Fluctuate Significantly.

The Company’s quarterly and annual operating results could fluctuate significantly due to a number of factors.  These factors include the small number and range of values of the transactions that are completed each quarter, fluctuations in the values of our investments, the timing of the recognition of unrealized gains and losses, the degree to which we encounter competition in our markets, the volatility of the stock market and its impact on our unrealized gains and losses, as well as other general economic conditions. As a result of these factors, quarterly and annual results are not necessarily indicative of our performance in future quarters and years.

(n)

The Company’s Common Stock Price May Be Volatile.

The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance.  These factors include the following:

•

price and volume fluctuations in the overall stock market from time to time;

•

significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

•

changes in regulatory policies with respect to business development companies;

•

actual or anticipated changes in our earnings or fluctuations in our operating results;

•

general economic conditions and trends;

•

loss of a major funding source; or

•

departures of key personnel.

(o)

No Assurance of Public Trading Market and Risk of Low Priced Securities May Affect Market Value of the Company’s Common Stock.

The SEC has adopted a number of rules to regulate “penny stocks.”  Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended.  Because the securities of the Company may constitute “penny stocks” within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets), the rules would apply to the Company and to its securities.

The SEC has adopted Rule 15g-9 which established sales practice requirements for certain low price securities.  Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person’s account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person’s account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person’s financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person’s financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement.  It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions.  Statements, on a monthly basis, must be sent to the investor listing recent prices for the penny stock and information on the limited market.

There has been only a limited public market for the common stock of the Company.  Our common stock is currently traded on the Over the Counter Bulletin Board.  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our securities.  The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Company’s common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

Potential shareholders of the Company should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Critical Accounting Policies.

The SEC has issued Financial Reporting release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”); suggesting companies provide additional disclosure and commentary on their most critical accounting policies.  In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company’s most critical accounting policies include: (a) the use of estimates; and (b) valuation of investments.  The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results reported in its financial statements.

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

The Company will adjust quarterly the valuation of our portfolio to reflect the board of directors’ determination of the fair value of each investment in our portfolio.

The Company’s Audit Committee reviews each report along with information provided by management which may include correspondence that could materially affect the value of the investment, recent SEC filings that have information that could materially affect the valuations, answers to questions that management has posed on a quarterly basis to the CEO of the investments which make up the majority of the total value.

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

Forward Looking Statements.

Information in this Form 10-Q contains “forward looking statements” within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended.  When used in this Form 10-Q, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements.  These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of cash, expectations regarding net losses and cash flow, our need for future financing, our dependence on personnel, and our operating expenses.

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, and the risks set forth under “Risk Factors.”  These forward-looking statements speak only as of the date hereof.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

As a business development company, the Company invests in illiquid securities including equity securities of primarily private companies. Our investments are generally subject to restrictions on resale and generally have no established trading market.  The Company values substantially all of its investments at fair value as determined in good faith by the board of directors in accordance with its valuation policy.  There is no single standard for determining fair value in good faith.  As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of our principal executive/financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based upon the evaluation, our principal executive/financial officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  In addition, our principal executive/financial officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Disclosure Controls and Procedures.

There were no changes in the Company’s disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Other than as set forth below, the Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

On October 4, 1999 the Company was named as a defendant in a lawsuit filed in Jefferson County, Texas.  The plaintiff, Engineering & Wireless Services, Inc. (“EWS”) demanded payment of $27,748.71 for services rendered to the Company in 1996 and 1997.  The Company’s President at the time, John C. Spradley, had written a check for this same amount on April 2, 1997 that was returned, unpaid and marked “NSF”.  Mr. Spradley wrote this check without proper authority by the Company, and actually was strictly forbidden by a board resolution to write any checks in excess of $5,000.  The writing of the check to EWS left the Company legally obligated to honor this check.  The Company has not had any communications with any of the parties of this suit for over 3 years.

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

On July 19, 2000, the Company entered into a settlement agreement with EWS.  The Company agreed to pay EWS $31,000 over a four month period and issued to EWS 45,000 shares of the Company’s common stock.  The Company has made the initial payment of $5,000 and delivered the stock due to EWS; but no other payments under the settlement were made.  The Company has not reached an agreement with EWS nor has it pursued any agreement during the past 6 years. The Company has not received any response from EWS or its representatives to the inquiries made by the Company to the EWS parties pertaining to settlement of this debt.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)  The Company issued the following shares of unregistered (restricted) securities during the three months ended September 30, 2006:

On August 7, 2006, the Company issued 6,731,364 shares of common stock to one entity for the acquisition of the portfolio company ECC Vine Street Real Estate Acquisitions, LLC value for $502,002 and a stock subscription receivable of $ 1,867,998 for total value of $2,370,000 ($0.3521 per share)

On August 24, 2006 the Company issued 74,919 shares of common stock to one individual for stock subscription receivable of $ 11,238 ($0.15 per share).  Subsequent to the quarter end the subscription was paid

On August 4, 2006 through September 29, 2006, the Company issued 3,415,800 shares of common stock to 17 individuals for cash totaling $512,745 ($0.145-$0.156 per share).

No commissions were paid in connection with these sales.  These sales were undertaken under the exemptions from registration requirements as set forth under Regulation E (after the filing of a Form 1-E Notification).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

On July 27, 2006 Mr. Phillip St James was appointed a director of the Company.

On August 8, 2006 the Company accepted the resignation of Mr. Joseph Donahue as a director of the Company.

On September 15, 2006 Mr. Ephren Taylor was appointed director and Chairman of the Board of the Company.  Mr. Gary Borglund resigned as Chairman of the Board continuing as President of the Company.

On September 18, 2006 Mr. Don McCarthy was appointed as a director of the Company.

ITEM 6.  EXHIBITS

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

City Capital Corporation

Dated: November 14, 2006

By: /s/ Ephren Taylor

Ephren Taylor, CEO/Secretary/Treasurer

(principal executive/financial officer)

EXHIBIT INDEX

Number

       Description

31.      Rule 13a-14(a)/15d-14(a) Certification of Ephren Taylor (filed herewith).

32.      Section 1350 Certification of Ephren Taylor (filed herewith).

#

RULE 13a-14(a)/15d-14(a) CERTIFICATION OF Ephren Taylor

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

            (B)  [OMITTED PURSUANT TO EXTENDED COMPLIANCE PERIOD]

(C) EVALUATED THE EFFECTIVENESS OF THE REGISTRANT’S DISCLOSURE CONTROLS AND PROCEDURES AND PRESENTED IN THIS REPORT MY CONCLUSIONS ABOUT THE EFFECTIVENESS OF THE DISCLOSURE CONTROLS AND PROCEDURES, AS OF THE END OF THE PERIOD COVERED BY THIS REPORT BASED ON SUCH EVALUATION; AND

(D) DISCLOSED IN THIS REPORT ANY CHANGE IN THE REGISTRANT’S INTERNAL CONTROL OVER FINANCIAL REPORTING THAT OCCURRED DURING THE REGISTRANT’S MOST RECENT FISCAL QUARTER (THE REGISTRANT’S FOURTH FISCAL QUARTER IN THE CASE OF AN ANNUAL REPORT) THAT HAS MATERIALLY AFFECTED, OR IS REASONABLY LIKELY TO MATERIALLY AFFECT, THE REGISTRANT’S INTERNAL CONTROL OVER FINANCIAL REPORTING; AND

5.            I HAVE DISCLOSED, BASED ON MY MOST RECENT EVALUATION OF INTERNAL CONTROL OVER FINANCIAL REPORTING, TO THE REGISTRANT’S AUDITORS AND THE AUDIT COMMITTEE OF THE REGISTRANT’S BOARD OF DIRECTORS (OR PERSONS PERFORMING THE EQUIVALENT FUNCTIONS):

(A) ALL SIGNIFICANT DEFICIENCIES AND MATERIAL WEAKNESSES IN THE DESIGN OR OPERATION OF INTERNAL CONTROL OVER FINANCIAL REPORTING WHICH ARE REASONABLY LIKELY TO ADVERSELY AFFECT THE REGISTRANT’S ABILITY TO RECORD, PROCESS, SUMMARIZE AND REPORT FINANCIAL INFORMATION; AND

(B) ANY FRAUD, WHETHER OR NOT MATERIAL, THAT INVOLVES MANAGEMENT OR OTHER EMPLOYEES WHO HAVE A SIGNIFICANT ROLE IN THE REGISTRANT’S INTERNAL CONTROL OVER FINANCIAL REPORTING.

DATED: NOVEMBER 14, 2006

/S/ EPHREN TAYLOR

EPHREN TAYLOR

CEO/SECRETARY/TREASURER

(PRINCIPAL EXECUTIVE/FINANCIAL OFFICER)

#

SECTION 1350 CERTIFICATION OF EPHREN TAYLOR

IN CONNECTION WITH THE QUARTERLY REPORT OF CITY CAPITAL CORPORATION (“COMPANY”) ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (“REPORT”), THE UNDERSIGNED, IN THE CAPACITY AND ON THE DATE INDICATED BELOW, HEREBY CERTIFIES PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350), THAT TO HIS KNOWLEDGE:

1.            THE REPORT FULLY COMPLIES WITH THE REQUIREMENTS OF SECTION 13(A) OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934; AND

2.            THE INFORMATION CONTAINED IN THE REPORT FAIRLY PRESENTS, IN ALL MATERIAL RESPECTS, THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY.

DATED: NOVEMBER 14, 2006

/S/ EPHREN TAYLOR

EPHREN TAYLOR

CEO/SECRETARY/TREASURER

(principal executive/financial officer)

#