Form 10KSB
period 2006-12-31
CITY CAPITAL CORP
filed 2007-04-18
CIK 793986

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _______

COMMISSION FILE NUMBER: 33-5902

CITY CAPITAL CORPORATION
(Exact Name of Company as Specified in Its Charter)

Nevada	22-2774460
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

256 Seaboard Lane, Building E#101 Franklin, TN 37067
(Address of Principal Executive Offices) (Zip Code)

2535 Pilot Knob Road, Suite 118, Mendota Heights, MN 55120
(Former Address)

Company’s telephone number:  (615) 503-9900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: common stock, par value $0.001

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.  Yes [ X ]  No [  ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No  [ X ] .

The Company had no revenue for the year ending 2006.  The aggregate market value of the voting stock held by non-affiliates of the Company as of March 31, 2006 is $ 7,069,190.  As of March 31, 2007, the Company had 18,432,116 shares of common stock issued and outstanding and approximately 776 shareholders.

Transitional Small Business Disclosure Format (check one): Yes [   ]  No [  X].

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Forward Looking Statements

All  statements  in  this discussion that are not historical are forward-looking statements  within  the meaning of Section 21E of the Securities Exchange Act of 1934,  as amended. Statements preceded by, followed by or that otherwise include the  words  "believes",  "expects",  "anticipates",  "intends",  "projects", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future  or  conditional  verbs  such as "should", "would", "may" and "could" are generally  forward-looking  in  nature  and  not  historical  facts.  These forward-looking  statements  were  based  on  various  factors  and were derived utilizing  numerous important assumptions and other important factors that could cause  actual  results  to  differ  materially from those in the forward-looking statements.  Forward-looking  statements  include the information concerning our future financial performance, business strategy, projected plans and objectives. These factors include, among others, the factors set forth above under the heading “Risk Factors". Management's Discussion and Analysis or Plan of  Operation."  Although  we  believe  that  the  expectations reflected in the forward-looking  statements  are reasonable, we cannot guarantee future results, levels  of  activity,  performance  or  achievements.  Most of these factors are difficult  to  predict  accurately  and are generally beyond our control. We are under  no obligation to publicly update any of the forward-looking statements to reflect  events  or  circumstances  after  the  date  hereof  or  to reflect the occurrence  of  unanticipated  events.  Readers are cautioned not to place undue reliance  on  these  forward-looking  statements.

Business Development.

The Company was incorporated on July 24, 1984, in Nevada as Diversified Ventures, Ltd.  On March 27, 1987, the name was changed to M.V.I.D. International Corporation.  On April 6, 1994, the name was changed to Micro-Lite Television.  Prior to March 14, 1994, the Company sold an automobile anti-theft protection system to customers through an arrangement with dealerships, principally in New Jersey.  On March 16, 1994, the Company acquired the assets and liabilities of Marrco Communications, Inc. (“Marrco”).  Marrco was founded on December 12, 1991, for purposes of accumulating Wireless Cable Rights in domestic markets.

On March 14, 1994, in accordance with the terms of a certain Purchase Agreement dated as of March 14, 1994, by and between the Company and Marrco, 6,500,000 shares of the Company’s common stock were issued to Marrco or its nominees in consideration of Marrco’s sale, assignment and transfer to the Company of all rights, title and interest of Marrco in and to all inventory, contract rights, license rights, accounts, furniture, equipment, goods, documents, instruments, money, marketable securities and all intangible assets of every kind and description of Marrco, without exception, subject to the assumption by the Company of all debts and liabilities of Marrco.  Pursuant to the agreement, the business of the Company that existed on March 13, 1994, was distributed to Monroe Arndt, the President and a director of the Company, prior to his resignation on March 14, 1994.

On October 25, 1996, the name of the Company was changed to Superior Wireless Communications, Inc. and each of the 6,004,836 shares of then issued and outstanding common stock of the Company were exchanged for one share of preferred stock designated as Class A Convertible Cumulative Preferred Stock (“Class A Preferred Stock”), par value of $.001 per share.  The Class A Preferred Stock carries a ten percent (10%) dividend, which may be paid in common stock, and is convertible into common stock of the Company as of October 25, 1998 (“Conversion Date”).   Under the terms of the Class A Preferred Stock, all shares outstanding as of October 16, 1998, automatically converted into common stock at a rate of five shares of common stock for every one share of Class A Preferred Stock.  This resulted in the automatic conversion of 6,541,416 shares of Class A Preferred Stock into 32,707,080 shares of common stock.  Simultaneously with the reverse stock split described below, the holders of an additional 3,767,501 shares of Class A Preferred Stock that were issued after October 16, 1998, converted their shares at the same rate of five shares of common stock for every one share of Class A Preferred Stock.

Effective August 18, 1999, the Company effectuated a 1 for 20 reverse stock split of the Common Stock.  In connection with the reverse stock split, all previously outstanding shares of Class A Preferred Stock were converted into shares of common stock.

Effective May 30, 2001, the Company effectuated a two-for-one forward stock split.  In connection with the stock split, the Company approved a corresponding increase in the authorized number of shares.  As a result of the two for one stock split and corresponding increase in the authorized number of shares, effective at the close of business on May 26, 2001, the total number of shares issued and outstanding and the authorized number of shares increased by 100% (from 5,762,654 to 11,525,308, and from 50,000,000 to 100,000,000, respectively).

On November 15, 2001 the Company acquired HJ Ventures, Inc. (“HJ”) though an exchange of stock, issuing 12,000,000 shares of Company stock for all the outstanding shares of HJ.  As a result, HJ became a wholly owned subsidiary of the Company providing Internet access to the public through Internet terminals.

Effective April 12, 2003 the Company affected an increase in authorized shares from 100,000,000 to 250,000,000 by the filing of a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State.

On July 1, 2003, the Company licensed its web hosting business to Creative Connectivity, the company that had previously provided it with web server services.  The transaction transferred all the assets of the web hosting business to the buyer for consideration of 50 percent of the revenue after direct expenses for a period of one year.  The revenue earned under this formula was first applied against outstanding payables due the buyer by the Company with any balance paid by the buyer to the Company.  These terms of the agreement have been completed and it is not in effect as of December, 2005

Effective on November 6, 2003, the Company changed its name from Justwebit.com, Inc to Synthetic Turf Corporation of America, Inc. by the filing of a Certificate of Amendment to Articles of Incorporation.  The name change was to reflect the change in core business that was anticipated at that time.

Effective December 16, 2003 the Company rescinded the 2001 merger with HJ through the exchange of all the shares of HJ held by the Company for the return and redemption of 9,120,000 of the Company’s shares held by the former shareholder of HJ.

On January 7, 2003, the Company acquired all of the assets and assumed the liabilities of International Surfacing of Colorado, a Colorado corporation (“ISOC”), for the consideration of 15,000,000 newly issued restricted shares of the Company. ISOC was merged into a wholly owned Nevada subsidiary of the Company.

              Effective as of December 31, 2003, the Company unwound the 2003 ISOC transaction by exchanging a cash payment of $6,000 and exchanged 100% of the stock of its Nevada subsidiary for a return and redemption of 10,000,000 shares of the 15,000,000 share of the Company’s stock that was issued as part of the 2003 acquisition to the two former stockholders of ISOC.  In addition, the Company received the cancellation of consulting contracts with these individuals and all amounts previously due from the Company hereunder.

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

On December 1, 2004, the Company also moved its assets (valued at a total of $239,532, consisting of accounts receivable of $19,046 and a receivable from Avery Sports Turf, Inc., a related company, of $220,486) into Perfect Turf, Inc. (“Portfolio Company”) in exchange for 100% of the outstanding shares of the Portfolio Company’s common stock (1,000 shares) in order to meet the requirements of the 1940 Act.  Under the accounting principles applicable to a BDC, subsidiaries are not consolidated into the Company but rather are reported on the Company’s financial statements at their fair value as determined by the board of directors of the Company.  The Portfolio Company will continue to focus on the retail distribution of artificial turf products.

On December 6, 2004, the Company elected, by the filing of a Form N-54A with the Securities and Exchange Commission (“SEC”), to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).  The Company is to carry on its business as a non-diversified closed-end management investment company, as those terms are used in the 1940 Act, having elected to be regulated under the 1940 Act as a business development company, which is a closed-end management investment company that provides small businesses that qualify as an “eligible portfolio company” with investment capital and also significant managerial assistance.

On December 10, 2004, the Company filed a Certificate of Amendment to Articles of Incorporation (effective date of December 14, 2004), whereby the name of the Company was changed to City Capital Corporation.  In addition, on December 15, 2004, the Company did a 100 to 1 reverse split of its outstanding common stock.  This reclassification of issued and outstanding common stock did not affect the Company’s total authorized number of common and preferred shares, which remained at Two Hundred Thirty-Five Million (235,000,000) shares of common stock and 15,000,000 shares of preferred stock.

On November 11, 2006 the Company presented for shareholder approval a resolution to withdraw the Company’s election to continue to operate as a Business Development Company.

On December 11, 2006 and subsequent to the approval of its shareholders the Company filed form 14-C with the Securities and Exchange Commission to withdraw it status as a BDC. Subsequent to this filing the withdrawal became effective on January 3, 2007.

On March 29, 2007 the Company sold its wholly owned subsidiary Perfect Turf disposing of the last segment of the turf business.  Under the terms of the agreement, the Company’s notes payable and convertible debentures plus accrued interest will be reduced by $ 191,225.

Business of the Company.

The Company business is the acquisition of undervalued real assets to improve to maximize value and cash flow. The Company through its subsidiaries has acquired real estate for redevelopment and oil and gas leases for improvement in production.

Prior to its election to be a BDC, the Company specialized in the sale and distribution of artificial turf. Those business activities were conducted in the Company’s subsidiary, Perfect Turf, Inc. Perfect Turf was sold on March 29, 2007.

On April 19, 2006 the Company acquired ECC Vine Street Acquisition, LLC. This operating subsidiary specializes in the redevelopment of inner city land through the construction and sale of residential and commercial buildings.  The Company through its operating subsidiary holds property in Kansas City, Missouri which it is planned for redevelopment though the construction of residential and commercial buildings on the vacant property.

The Company has purchased over 100 residential lots at a significant discount. During the year four lots were sold for $25,000 each confirming their value to be greater than the purchase price of the lots.

It is estimated the lots may yield 42 homes within the development.  The Company will contract builders to develop.  The Company will then market the homes to the general public.  The homes will be built in two phases; phase one will yield 25 homes and the remaining 17 will be yielded from phase two.  The building time for each phase is projected to be between nine and twelve weeks, with a two month intermediary period for ECC VINE to initiate the sale of phase one home.

Kansas City, Missouri is a growth market in the Midwest. Their growth is due to the addition of numerous commercial entities whose growth has affected the local population increase over the last ten years.  Money Magazine has listed the Kansas City area as one of the fifteen most desirable places to live, and continued investment in the area by both large and small companies has created a stable market that is conducive to real estate development.

The selected project location is in high demand. The Company is only projecting average home sales of $180,000.  The local markets growth and the past performance of similar developments justify this investment and provide an opportunity for growth.

Real estate development is a very competitive market and is also dependent on approval of various governmental bodies and agencies to properly carry out its business.  The Company has very little experience in the redevelopment business and is very dependent on additional financing to complete its projects.  In addition the influence of interest rates and general housing markets may have a significant impact on the successful completion of the portfolio’s development projects.

On January 20, 2007 the Company acquired certain oil and gas leases through its subsidiary Goshen Energy, Inc. known as West Delta 25. The field was developed in 1986 by Hall-Houston Oil Company and consists of six (6) satellite wells, a three (3) deck production platform and a seventh well located at the production platform.   The equipment on the platform consists of, a 500HP 2 Stage Compressor, separation vessel, stock tanks, a crane, produced water pump, and a sales gas meter together with a check meter. Five (5) of the wells and the platform are located in Louisiana State Water and two (2) of the wells are in Federal Water.

The wells originally produced from shallow Miocene sands at 2,800 feet and 3,500 feet but are now producing from sands ranging from 1,600 feet to 2,100 feet.   Cumulative production is approximately 800 MCF per day and based on a report prepared by Kimbrell and Associates.  There are measurable reserves of 8 BCF in the seven (7) existing wells.

The Company plans for increased production include:

(a)   Installing a three-stage compressor which may increase the production by 250 MCFPD.   The cost of this work is estimated to be $200,000.

(b)   Re-working two (2) of the wells projecting production increase by an addition 200 MCFPD.

(c)   Initiating a development drilling program at two (2) locations offsetting existing production.    Prior to initiating this phase of development it would be necessary to analyze any seismic data which might be available.

Competition

The Company competes for assets with a large number of development companies. Most of the competitors have greater resources than the Company. Increased competition would make it more difficult for the Company to purchase or originate assets at attractive prices.

The Company is in highly competitive markets and its assets are subject to numerous outside influences including market prices for property and natural resources such as oil.  The market influences are not controllable by the Company and are influenced by world markets, interest rates, governmental policies and competitors with much larger financial capabilities.

Patents and Trademarks

The company does not hold any patents; trademarks; licenses, franchises, concessions, royalty agreements or labor contracts for its business.

Governmental Regulation

 The Company is not aware of any existing or probable governmental regulations of an extraordinary nature pertaining to its business, other than normal and ordinary regulations pertaining to a small business enterprise such as the Company.  The Company’s business may involve costs or effects of compliance with environmental laws (federal, state or local environmental law

Government Regulation of Development, Exploration and Production

The company is not aware of any existing or probable governmental regulations of an extraordinary nature pertaining to the Company’s business, other than those which apply to the development of its oil and gas properties, and those may be extensive.

The development of the Company’s oil and gas properties are subject to extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases cost of doing business and affects its profitability. Because such rules and regulations are frequently amended or interpreted differently by regulatory agencies, the Company will be unable to accurately predict the future cost or impact of complying with such laws.

The Company’s oil and gas exploration and production operations are affected by state and federal regulation of oil and gas production, federal regulation of gas sold in interstate and intrastate commerce, state and federal regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or pro-ration unit and the amount of oil and gas available for sale, state and federal regulations governing the availability of adequate pipeline and other transportation and processing facilities, and state and federal regulation governing the marketing of competitive fuels.

Many state authorities require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. Such states also have ordinances, statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the regulation of spacing, plugging and abandonment of such wells, and limitations establishing maximum rates of production from oil and gas wells

Environmental Regulation

The recent trend in environmental legislation and regulation has been generally toward stricter standards, and this trend will likely continue. The Company does not presently anticipate that it will be required to expend amounts relating to the development of the oil and gas properties that are material in relation to its total capital expenditure program by reason of environmental laws and regulations, but because such laws and regulations are subject to interpretation by enforcement agencies and are frequently changed by legislative bodies, we are unable to accurately predict the ultimate cost of such compliance for 2007.

The Company will be subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, and areas containing threatened and endangered plant and wildlife species, and impose substantial liabilities for unauthorized pollution resulting from operations.

The following environmental laws and regulatory programs appear to be most significant to the oil and gas properties in 2007:

Clean Water and Oil Pollution Regulatory Programs.

The Federal Clean Water Act (“CWA”) regulates discharges of pollutants to surface waters. The discharge of crude oil and petroleum products to surface waters also is precluded by the Oil Pollution Act (“OPA”). Our operations are inherently subject to accidental spills and releases of crude oil and drilling fluids that may give rise to liability to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. Minor spills occur from time to time during the normal course of our production operations. The Company maintains spill prevention control and countermeasure plans (“SPCC plans”) for facilities that store large quantities of crude oil or petroleum products to prevent the accidental discharge of these potential pollutants to surface waters.

Clean Air Regulatory Programs.

The Company operations are subject to the federal Clean Air Act (“CAA”), and state implementing regulations. Among other things, the CAA requires all major sources of hazardous air pollutants, as well as major sources of certain other criteria pollutants, to obtain operating permits, and in some cases, construction permits. The permits must contain applicable Federal and state emission limitations and standards as well as satisfy other statutory and regulatory requirements. The 1990 Amendments to the CAA also established new monitoring, reporting, and recordkeeping requirements to provide a reasonable assurance of compliance with emission limitations and standards.

Waste Disposal Regulatory Programs.

The operations may generate and result in the transportation and disposal of quantities of produced water and other wastes classified by EPA as “non-hazardous solid wastes”. The EPA is currently considering the adoption of stricter disposal and clean-up standards for non-hazardous solid wastes under the Resource Conservation and Recovery Act (“RCRA”). In some instances, EPA has already required the clean up of certain non-hazardous solid waste reclamation and disposal sites under standards similar to those typically found only for hazardous waste disposal sites. It also is possible that wastes that are currently classified as “non-hazardous” by EPA, including some wastes generated during our drilling and production operations, may in the future be reclassified as “hazardous wastes”. Because hazardous wastes require much more rigorous and costly treatment, storage, transportation and disposal requirements, such changes in the interpretation and enforcement of the current waste disposal regulations would result in significant increases in waste disposal expenditures by us.

The Comprehensive Environmental Réponse, Compensation and Liability Act (“CERCLA”).

CERCLA, also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to have caused or contributed to the release or threatened release of a “hazardous substance” into the environment. These persons include the current or past owner or operator of the disposal site or sites where the release occurred and companies that transported disposed or arranged for the disposal of the hazardous substances under CERCLA. These persons may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. The Company is not presently aware of any potential adverse claims in this regard.

Health and Safety Regulatory Programs.

The operations also are subject to regulations promulgated by the Occupational Safety and Health Administration (“OSHA”) regarding worker and work place safety.

Regulations Relating to Real Estate Development and Maintenance

Laws benefiting disabled persons may result in the Company's incurrence of unanticipated expenses.  Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped.  These and other Federal, state and local laws may require modifications to the Company's property, or restrict renovations of the property.  Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures.

Risk Factors

The real estate business in which the company is engaged is highly competitive.  There are other residential properties within the market area of the Company's property.

Both the income and expenses of operating the property owned by the Company are subject to factors outside of the Company's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users.  In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Company.

     The company operates in a volatile market and is subject to numerous outside influences in its business. Among the risks but not limited to the following factors:

The Company has a lack of operating history, is not profitable, and has not generated any revenue since inception, which may affect the Company’s ability to continue to operate.

The Company has had very little revenues since inception and an accumulated deficit of $1,529,859.  The Company may not be profitable for some time.

The Company’s accountant has expressed a doubt as to whether the Company may continue as a going concern.  If the Company does not develop sufficient operations to generate operating capital, this may affect the Company’s ability to continue to operate.

(a)  The Company May Borrow Money Which Magnifies the Potential For Gain or Loss on Amounts Invested and May Increase the Risk of Investing in the Company.

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

(b)  Changes in Interest Rates May Affect the Cost of Capital and Net Investment Income.

Because the Company can borrow money to acquire assets and improve them, the operating income can be dependent upon the rate at which the Company borrow funds and the return on the projects that use the borrowed funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our operating income. In periods of rising interest rates, the cost of funds would increase, which would reduce income

(c)

We May Need to Raise Additional Cash to Complete Our Projects.

The Company may have to make additional cash investments in projects to protect our overall value in the assets of the company. The failure to make additional investments may jeopardize the continued viability of an operating subsidiary, and our initial (and subsequent) investments.  We have no established criteria in determining whether to make an additional investment except that our management will exercise its business judgment and apply criteria similar to those used when making the initial investment.  We cannot assure you that we will have sufficient funds to make any necessary additional investments, which could adversely affect our success and result in the loss of a substantial portion or all of our investment in an operating subsidiary.

(d)

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

•

General economic conditions and trends;

•

Loss of a major funding source; or

•

Departures of key personnel.

Due to the continued potential volatility of our stock price, we may be the target of securities litigation in the future.  Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

(e)

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

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company maintains an office that is located 256 Seaboard Lane, Building# 101, Franklin, TN 37067 a suburb of Nashville, TN.  The Company formally maintained offices at 2535 Pilot Knob Road Suite 118, Mendota Heights, MN 55120. The Company shared the Mendota Heights office space with other entities at a cost to the Company of $ 625 per month from January 1, 2006 through August 31, 2006. From August 22, 2006 through December 31, 2006 the cost of the office space in Franklin, TN is included in the management contract between Amorocorp and the Company. The Chief Executive Officer of Amorocorp and the Company are the same. The Company considers the offices to be adequate and suitable for its current needs.

Real Estate Property

The Company through its wholly owned Subsidiary ECC Vine Street Real Estate Acquisitions, LLC owns real estate for redevelopment in the greater Kansas City, MO area.  The property consist of vacant lots for redevelopment.  ECC Vine has developed preliminary concept designs for the development of the property.  At the present time ECC Vine is negotiating with a development company to finalize the plans and begin development of the property.

The following table sets forth ECC Vine’s investment in property:

Property	Date of Purchase	Type of Ownership	Use
Tracts 1-78 of Woodland	April 19, 2006	100% Ownership of ECC Vine Street Acquisition, L.L.C. owner	Vacant lots for development
Kansas City MO

Schedule of Property

Set forth below for ECC Vine’s property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

Property	Gross Carrying Value	Accumulated Depreciation	Depreciable Life	Method of Depreciation	Federal Tax Basis
	(in thousands)				(in thousands)
Vacant Lots	$1,002	NA	NA	NA	$1,002

Schedule of Property Indebtedness

The property owned by ECC Vine is not encumbered by any mortgages or leases.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The property is subject to competition from other residential apartment complexes in the area. ECC Vine believes that the property is adequately insured

Real Estate Taxes and Rates

The Real Estate taxes paid by ECC Vine during the year ended 2006 were $ 5,420.

Capital Improvements

Capital expenditures will be incurred only if cash is available from operations, advances from an affiliate of the Company, or from Company reserves.  To the extent that capital improvements are completed, the Company's distributable cash flow, if any, may be adversely affected at least in the short term.

Oil and Gas Properties

The Company, through its subsidiary Goshen Energy, Inc has entered into an agreement to purchase 100% interest in oil and gas leases from Montreal Beneficial, Inc. Upon closing of the transaction the Company will own interests, through its ownership of Goshen, oil and gas leases in Louisiana; some of which are producing oil and gas wells. .Under terms of the agreement; the Goshen has paid Montreal an initial amount of $ 200,000 with $ 300,000 to be paid on closing plus $2,000,000 from the revenues of Goshen.  The Company will issue 750,000 shares of its common stock to Montreal and allow Montreal to purchase an additional 3,000,000 shares of common stock at $0.30 per share.

Goshen’s aggregate interests are set forth below.

      State Lease No. 10089; Covering the entire Tract No. 18599, being more fully described as follows:

Portion of Block 25, West Delta Area, Plaquemines Parish, Louisiana, That portion of Block 25, West Delta Area, Plaquemines Parish, Louisiana, belonging to the State of Louisiana and not under mineral lease on November 19, 1981, described as follows:

Beginning at the Southeast corner of State Lease No. 9270 having Lambert Plane Coordinated of X=2,599,117.86 and Y=176,554.90, said point being on the boundary of State Lease No, 192, as amended; thence Southeasterly along the boundary of said State Lease No. 192 to the Northeast corner of said Block 25 having Lambert Plane Coordinates of X=2,601,180.40 and Y=175,523.10; thence TRUE SOUTH along the boundary of said State Lease No. 192 to its intersection with a line having a Lambert Plane Coordinate of Y=174,003.33; thence West 4,333.33 feet to the Southeast corner of State Lease No. 9522 having Lambert Plane Coordinates of X=2,596,872.00 and Y=174,003.33; thence North 2,551.57 feet along the east line of State Lease No. 9522 to its Northeast corner on the South line of State Lease No. 9270; thence East 2,245.86 feet along the South line of State Lease No. 9270 to the point of beginning, estimated to contain approximately 230.69 acres, as shown outlined in red on a plat on file in the Office of the Secretary, Department of Natural Resources.  All bearings are based on Louisiana Lambert Plane Coordinate System (South Zone), EXCEPT that shown as True South.

State Lease No. 10090; Covering the entire Tract No. 18600, being more fully described as follows:

Portion of Block 25, West Delta Area, Plaquemines Parish, Louisiana.  That portion of Block 25, West Delta Area, Plaquemines Parish, Louisiana, belonging to the State of Louisiana and not under mineral lease on November 19, 1981, described as follows:

Beginning at a point on the South line of Block 25, West Delta Area, having Lambert Plane Coordinates of X=2,596,872.00 and Y=165,518.40; thence North 8,484.93 feet to the Southeast corner of State Lease No. 9522; thence East 4,333.37 feet to a point on the East line of said Block 25, the same being a West line of State Lease No. 192, as amended; thence TRUE SOUTH approximately 8,485 feet along the boundary of State Lease No. 192 to the Southeast corner of said Block 25; thence West approximately 4,334 feet along the South line of said Block 25 to the point of beginning; estimated to contain approximately 845 acres, as shown outlined in red on a plat on file in the Office of the Secretary, Department of Natural Resources.  All bearings are based on Louisiana Lambert Plane Coordinate System (South Zone), EXCEPT that shown as True South.

That portion of Block 50, West Delta Area, Louisiana Map No. 8, which is more than three geographical miles seaward from the line described in the supplemental decree of the U.S. Supreme Court, June 16, 1975 (United States v. Louisiana, 422 U.S. 13).

WELLS and PRODUCTION PLATFORM

Including the following wells:

SL10089 #1

S/N 184722

SL10090 #1

S/N 180128

SL10090 #2

S/N 180207

SL10090 #3

S/N 181417

SL10090 #4

S/N 203549

West Delta 50

OCS-G 5050 #3

West Delta 50

OCS-G 5050 #4

West Delta 50

OCS-G 5050 #4D

and production platform located at Latitude 29-7-46.202, Longitude 89-27-36.903 West Delta 25, State Lease 10090, Plaquemines Parish, Louisiana together with all personal property, equipment and improvements located thereon and appurtenant thereto.

         Productive wells are the wells we have that are producing oil and/or natural gas. A non-productive well is a well which has a well bore and has not been shut-in (cemented in and capped).  This well bore may or may not be some time in the future be a candidate for a work-over.  Dry wells are wells which have been drilled and there are no oil and gas shows on the logs.  No oil or gas will ever be produced from a dry well.

         Exploratory wells are wells which are drilled in a non-proven field. Geological studies may indicate the existence of oil or gas but there has not been any proof by previous drilling in the field.  Developmental wells are wells drilled or reworked in a field where there are previous discoveries of oil and natural gas. These wells have a much higher probability of being successful than exploratory wells.

         Developed acreage is acreage in which we have leased the mineral rights for oil & gas and have drilled or re-worked wells.  Undeveloped acreage is acreage we have leased but have not yet drilled wells.  It is available for future drilling programs.

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

On July 19, 2000, the Company entered into a settlement agreement with EWS.  The Company agreed to pay EWS $31,000 over a four month period and issued to EWS 45,000 shares of the Company’s common stock.  The Company has made the initial payment of $5,000 and delivered the stock due to EWS; but no other payments under the settlement were made.  The Company has not reached an agreement with EWS nor has it pursued any agreement. The Company has been unable during the past 4 years to contact EWS to discuss any resolution of this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 11, 2006 the Company presented for the shareholders’ approval a resolution to file a withdrawal of the Company’s election to continue to be regulated as a Business Development Company. On December 11, 2006 and subsequent to the approval of its shareholders the Company filed form 14-C with the Securities and Exchange Commission to withdraw it status as a BDC. Subsequent to this filing the withdrawal became effective on January 1, 2007.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

The Company’s common stock began trades on the Over the Counter Bulletin Board under the symbol “CCCN”.  Prior to December 15, 2004 (when the Company was known as Synthetic Turf Corporation of America, Inc.), the common stock traded under the symbol “SYTR”.  Prior to November 14, 2003 (when the Company was known as JustWebit.com, Inc.), the common stock traded under the symbol “JWIT”.  The range of closing prices shown below is as reported by this market.  The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.  All prices below are adjusted for the reverse stock split of 100 to 1, which occurred on December 15, 2005.

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on December 31, 2006

	High	Low

Quarter Ended December 31, 2006	0.35	0.15
Quarter Ended September 30, 2006	0.24	0.11
Quarter Ended June 30, 2006	0.42	0.13
Quarter Ended March 31, 2006	0.25	0.11

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on December 31, 2005

	High	Low

Quarter Ended December 31, 2005	0.29	0.11
Quarter Ended September 30, 2005	0.60	0.30
Quarter Ended June 30, 2005	0.51	0.48
Quarter Ended March 31, 2005	0.50	0.21

Holders of Common Equity.

As of December 31, 2006, the Company had approximately 771 shareholders of record.  The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

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

Sales of Unregistered Securities.

Except as follows, all sales of unregistered (restricted) securities during the fiscal year ended on December 31, 2006 have been previously reported either in a Form 10-QSB or in a Form 8-K:

(a)  On October 2 through December 27, 2006, the Company sold 1,928,834 shares of common stock to accredited investors for cash of $ 293,722 ($0.1522 per share).

(b)  On November 30, 2006, the Company issued 75,000 shares of common stock to directors for services with a value of $13,500 ($0.18 per share).

(c)  On December 5, 2006, the Company issued 547,710 shares of common stock to creditors for debt satisfaction of $ 82,156 ($0.15 per share).

No commissions were paid in connection with any of these sales.  These sales were undertaken under Section 4(2) of the Securities Act of 1933, as amended (“Act”) and Regulation D promulgated thereunder.  None of the transactions involved a public offering and each of the investors represented that he was an “accredited” or sophisticated” investor as defined in Rule 502 of Regulation D.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets out comparative financial data for the last five years:

Fiscal Year Ended 12/31	2006	2005	2004	2003	2002
Revenue	-	-	71,592	-	-
Net income(loss)	(896975)	420,955	(1,623,907)	(909,199)	(1,511,040)
Earnings (loss) per share	(0.10)	0.14	(0.77)	(0.01)	(0.02)
Cash	12,026	1,003	-	23,592	-
Total Assets	1,373,869	429,258	297,676	120,954	180,800
Total Liabilities	1,855,747	1,892,284	2,321,850	924,423	924,082
Shareholders
(Deficit)	(481,878)	(1,463,026)	(2,024,174)	120,954	(761,282)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, the audited financial statements and related notes included elsewhere in this Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

             On December 1, 2004, the Company elected status as a registered Business Development Corporation as designated under Section 54(a) of the Investment Act of 1940.  Under this charter, the Company’s business is to fund developing businesses through investments in companies or the subsidiaries of the Company.  The Company may not hold directly any business other than investment within its entity.

The Company transferred its assets and liabilities pertaining to the previous business to a wholly owned subsidiary, Perfect Turf, Inc. Subsequent to year end, Perfect Turf was sold to an independent party.

Results of Operations.

The Company elected to be regulated as a business development company under the 1940 Act. The results of operations reflected in this discussion include the operations of the Company for the past two years. The Company elected to become a BDC as of December 1, 2005. The comparisons for the last three years reflect the Company as an operating Company during the first 11 months of the period ending 2004 and a BDC for the 12th month for the period ending 2004 and 12 months the periods ending 2005 and 2006.

(a)

Revenues.

For the years ended December 31, 2005, and 2006, the Company reported zero operating revenues for 2006 and for 2005. During the year ended December 31, 2004 the company reported revenue of $ 71,592. As the Company operates as a BDC during 2006 and 2005 and the last month of 2004, no revenue was incurred during those periods.

(b)

Selling, General and Administrative Expenses.

The Company incurred total selling, general and administrative expenses of $ 822,141 for the year ended December 31, 2006, as compared to $388,676 for the fiscal year ended December 31, 2005 and $ 441,144 for the year ended December 31, 2004. The expense for the period ending in 2006 was 210% greater than the expense in the period ending 2005 while the expense in the period 2005 was about 12% less than the expense incurred for the period ending 2004.  The significant increase in expense in 2006 is attributable to the increase in expense for the management contract of the Company with a related entity. The decrease of expenses in 2005 from 2004 was due to the change to a BDC as expenses incurred in the Company were incurred in the investment company in 2005.

(c)

Depreciation and Amortization.

Depreciation and amortization for both periods in the year ended December 31, 2006 and for the year ended December 31, 2005 and December 31, 2004 were zero.

(d)

Interest Expense.

The Company incurred interest expense of $165,690 in the fiscal year ended December 31, 2006, compared with such charges of $92,073 in the year ended December 31, 2005 and $72,137 for the year ended December 31, 2004, representing an increase of $73,617 in 2006 over 2005 and $ 19,936 in 2005 over 2004. The variance between the fiscal years is the result of interest on increased indebtedness incurred in the period ending 2006. The increase in 2005 over 2004 was due to an increase in interest accrued for debt on the books of the Company.

(e)

Net Operating Loss Carryforward.

For the fiscal year ending December 31, 2006 the Company had a net operating loss carryforward of approximately $ 11,875,000 as compared with approximately $10,978,000 for the previous fiscal year. The Company has not recognized any of this tax benefit as an asset due to uncertainty of future income and possible change in control of the Company.  The increase in net operating loss carryforward is the result of the Company’s operating loss experienced in 2006

(f)

Net Loss.

The Company incurred a net loss for the fiscal year ended December 31, 2006 of $ 896,975, net income of $ 420,955 for the same period ended in 2005 and a net loss of $ 1,623,907 for the same period ended in 2004. The Company recorded ordinary loss from continued operations of $ 987,831 for the fiscal year ended December 31, 2006, as compared to a ordinary loss of $480,749 for the fiscal year ended December 31, 2005, an increase of $ 507,082 and an ordinary loss of $511,457 for the year ended December 31, 2004. The significant variation in the net loss from year to year is due to the expense recorded for the fair value of derivatives due to the conversion features in the Company’s convertible notes.  The amounts attributed to this category were $(82,970) in 2006, $ (886,945) in 2005 and $ 1,112,475 in 2004. The increase in ordinary losses reflects increased general and administrative costs and increase interest expense during the year ending in 2006. The decrease in 2005 over 2004 in ordinary losses was due to some of the expense being carried in the operating company and not the Company due to its BDC status.

The Company intends to make investments into qualified companies and assets that will provide the greatest overall return on its investment.  However, certain of those investments may fail, in which case we may not receive any return on our investment.  In addition, the Company’s investments may not generate income, either in the immediate future, or at all.  As a result, the Company may have to sell additional stock, or borrow money, to cover its operating expenses.  The effect of such actions could cause its stock price to decline or, if we are not successful in raising additional capital, the Company could cease to continue as a going concern.

(g)

Key Personnel.

As of December 31, 2006, the Company and its Portfolio Companies had no employees other than its management.  The Company plans to hire employees during the next 12 months as the need arises.

Our success is largely dependent on the personal efforts and abilities of our sole officer.  The loss of our sole officer could have a material adverse effect on the Company’s business and prospects.

There can be no assurances that we will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

 (h)

Limitations on Liability and Indemnification.

The Company’s bylaws include provisions to the effect that we may indemnify any director, officer, or employee.  In addition, provisions of Nevada law provide for such indemnification, as well as for a limitation of liability of our directors and officers for monetary damages arising from a breach of their fiduciary duties.  Any limitation on the liability of any director or officer, or indemnification of any director, officer, or employee, could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

Operating Activities.

The net cash used in operating activities was $850,473 for the year ended December 31, 2006 compared to $264,170 for the year ended December 31, 2005, an increase of $586,276 in 2006 over 2005. The net cash used in 2005 was $ 264,170 compared to  $ 1,557 for the year ended December 31, 2004; an increase of $ 263,613 in   2004.  A significant portion of cash used in the year ended December 31, 2006 is attributed to an increase in the operating loss and prepayment of management contract. The increase in 2005 over 2004 was due the issuance of stock for expenses and a subsidiary previous consolidation adjustment in 2004.

Investing Activities.

Net cash used in investing activities was zero or the year ended December 31, 2006 as compared to $97,737 during the year ended December 31, 2005 and $ 215,187 in the year ended December 31, 2004. The decrease in 2006 is a result of investments made by the Company in the years 2005 and 2004. The decrease in 2005 over 2004 was due to less investments in 2005 than 2004 in the investment companies.

Financing Activities

            Net cash from financing activities was $ 861,496 for the year ended December 31, 2006 as compared to $ 362,910 for the year ended December 31, 2005 and $ 192,792 for the year ended December 31, 2004.  The increase in financing activity is due primarily to the capital raised through the sale of common stock in 2006.

Liquidity and Capital Resources.

As of December 31, 2006, the Company had $ 56,314 current assets and liabilities of $1,855,747 with negative current working capital of $ 1,799,433. During the years ended December 31, 2006, the Company incurred a net loss of $ 896,975 compare to net income of $ 420,955 for the same period in 2005. The Company has an accumulated deficit of $448,264 as of December 31, 2006.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

The Company has been successful in obtaining cash resources through private placements.  Financing activities provided cash of $ 796,469 during the year ended December 31, 2006.  In addition there were redemptions of debt of $ 157,157 from stock issuance.

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

Valuation of Investments as a BDC.

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

Unlike banks, the Company is not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment on a quarterly basis, and record unrealized depreciation for an investment that we believe has become impaired.  Conversely, we will record unrealized appreciation if we believe that the underlying investments have appreciated in value and, therefore, our equity security has also appreciated in value.  Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

On November 20, 2002, the Company’s board of directors adopted the Amended and Restated Employee Stock Incentive Plan.  On January 19, 2003, the Company filed with the SEC a registration statement on Form S-8 for the purpose of registering 20,000,000 common shares issuable under this plan.  However, since the Company has now converted to a BDC, it will not issue any further compensation under this plan, or any other stock compensation plan of the Company.

ITEM 8.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company has no market risk sensitive instruments, as all of its investments are in real estate in one form or another.

ITEM 9.  FINANCIAL STATEMENTS.

Financial statements as of and for the years ended December 31, 2006,  December 31, 2005  and December 31, 2004 are presented in a separate section of this report following Item 14.

ITEM 10.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 5, 2007, the firm De Joya Griffith & Company, LLC, of Henderson, Nevada, was engaged as the principal accountant to audit the Registrant's financial statements for the fiscal year of the Company ended December 31, 2006, and George Brenner, C.P.A., the independent accountant who was previously engaged as the principal accountant to audit the Company's financial statements, resigned.

The decision to change independent accountants was approved by the Audit Committee and the Board of Directors of the Company on February 5, 2007.

Except for the following qualification, the reports of George Brenner, C.P.A., for the fiscal years ended December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle:

"The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

During the fiscal years ended December 31, 2005 and 2004, and interim periods through September 30, 2006, there were no disagreements with George Brenner, C.P.A. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of George Brenner, C.P.A., would have caused him to make reference thereto in his report on the Company's financial statements for such years.

During the fiscal years ended December 31, 2005 and 2004 and through February 7, 2007, there were no "reportable events" with respect to the Company as that term is defined in Item  04(a)(1)(iv) of Regulation S-B.

During the fiscal years ended December 31, 2005 and 2004 and through February 7, 2007, the Company did not consult with George Brenner, C.P.A. with respect to any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

The Company provided a copy of the foregoing disclosures to George Brenner, C.P.A. prior to the date of filing this report and requested that he provide it with a letter addressed to the Securities and Exchange Commission stating whether or not he agrees with the statements in this Item 4.01. A copy of the letter furnished in response to that request was filed as Exhibit 16.1 of the Form 8-k.

ITEM 11.  CONTROLS AND PROCEDURES.

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

Changes in Disclosure Controls and Procedures.

There were no significant changes in the Company’s disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

ITEM 12.  OTHER INFORMATION.

None

PART III.

ITEM 13.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers.

The names, ages, and respective positions of the directors and executive officers of the Company are set forth below.  The directors named below will serve until the next annual meeting of our stockholders or until their successors are duly elected and have qualified.  Directors are elected for a term until the next annual stockholders’ meeting.  Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated.

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

Gary Borglund and Richard Overdorff were appointed to the board of directors on February 6, 2001.  On July 15, 2002, Mr. Borglund was appointed president and continued in his role of chairman of the board until September 15, 2006 at which time Mr. Borglund resigned as Chairman of the Board and was replaced by Ephren Taylor, Jr.  Mr. Borglund remains as President of the Company.  On December 6, 2004 Patrick Charles was appointed to the board of directors of the Company and resigned on October 24, 2005. On September 30, 2005 Joseph V Donahue was appointed to the board of directors and resigned on July 8, 2006. On July 27, 2006 Phillip St James was appointed to the board of directors of the Company.  On September 18, 2006 Don R McCarthy was appointed to the board of directors of the Company. On January 19, 2007 Emerson Brantley was appointed to the board of directors of the Company.

(a)      Ephren W. Taylor II, Chairman and Chief Executive Officer

Mr. Taylor, age 24, became the Company's Chief Executive Officer and Chairman of the Board of the Company on May 5, 2006. Mr. Taylor's interest in the proposed reorganization transaction arises from his affiliation with Company, as to which Mr. Taylor is Chairman and CEO of Ephren Capital Corporation, the sole member of board of directors. Mr. Taylor, age 24, has from 2003 to the present served as the Chief Executive Officer and President of Amoro Corporation, a public company trading under the symbol AORO. PK that is developing various real estate projects in Tennessee, Ohio and Missouri. Mr. Taylor is also serving as the Chief Executive Officer of Amoro Capital Corporation, which owns a diversified portfolio of companies including Ephren Capital Corporation, Green Mountain Springs Water, a third generation bottled water company, and Amoro Financial Group. From 2000 to 2003, Mr. Taylor founded and served as Chief Executive Officer of iNTouch Connections, LLC, a technology company.

(b)

Gary Borglund, President/Secretary/Director.

Mr. Borglund, age 59, has over fifteen years of professional experience in new ventures as a principal and executive, as well as ten years as a consultant.  Since 1998, Mr. Borglund has worked exclusively with early stage development, high tech and Internet companies.  Mr. Borglund serves on several boards of directors for public and private companies and remains in these capacities with regard to the companies to date. Mr. Borglund was Vice President of Marketing for Greenhaven Marketing from 1991 to 1996 and a Director of Red Oak Management from 1996 to 2000.  Since joining the Company, he has dealt with issues regarding funding and the restructuring of debt.  Mr. Borglund attended the University of Minnesota.

(c)

Richard Overdorff, Director.

Mr. Overdorff, age 65, brings a broad base of experience in multiple disciplines for application to corporate planning and operations.  His business career includes corporate management with an international airline, serving as a Management Consultant to blue chip corporations with Golightly & Co International of New York City, and the management of a financial services practice providing investment services to individuals and closely held businesses.  A 1967 MBA graduate in Marketing and Finance from Penn State University, he earned the designation of Certified Financial Planner in 1984, is licensed as a Securities Principal, an Insurance Broker and a California Real Estate Broker.  For the past fourteen years, Mr. Overdorff has been an Independent Registered Representative with

TransAm Financial Group, Inc.  He is a member of the Financial Planning Association, on the Board of the Orange County Financial Society and a Board Member of the Irvine Valley College Foundation Board of Governors.

(d)       Phillip B. St. James, Director

Mr. St. James, age 44, obtained a Bachelor of Science degree in 1984 from DeVry Institute of technology and in 1998 he earned a Masters in Business Management at Webster University. From 1998 to the present, he has worked as Community Affairs Representative, later as Vice President of Domestic Programs, for Heart-To-Heart International in Kansas City, Missouri, where he actively identified, recruited and facilitated companies with community-minded organizations. In these positions, he also established budgets, identified prospective funding sources and raised financial support; working with representatives of Tanzania, Africa (Arusha was Kansas City's "Sister City") and mainland China, he created systems to assess needs and procure products, establish logistics, monitor effectiveness and on-going needs. In 2000, Mr. St. James assumed management duties over U.S. corporate giving and philanthropy for Sanofi Aventis, Europe's largest (and the world's third largest) pharmaceutical company. Among other duties at Sanofi Aventis, he has redefined the company's involvement in community initiatives, including educational programs, United Way, Matching Gifts and Volunteer Programs as well as community health initiatives for the underserved and uninsured. Mr. St. James also manages the budget process and tracking of the Sanofi Aventis Foundation.

(e)          Don Ricardo McCarthy, Director

  Mr. McCarthy, age 55, from 1997 until his retirement in 2006 served as Consulate to the US from the Caribbean nation of Barbados. He also served as the Senior Business Development Manager for the Barbados Tourism Authority, at the Barbados Consulate General Office.  He is also Chairman of the Advisory Counsel for the Caribbean Tourism Organization; Chairman of the Marne and Ecological Research Foundation; Director of Ramnat Financial Group; Director of Distinctive Luxury Vacations; Member of the Greater Los Angeles World Trade Center Association; and, Member of the Los Angeles Diplomatic Corps. Mr. McCarthy earned a Bachelors and Masters of Business Administration at Western States University in Fullerton CA.

(f)             Emerson Brantley, Executive Vice President, Director

                 Mr. Brantley, 50 was elected Executive Vice President and director of the Company on January 19, 2007. In addition he serves as a director and chief communication officer of Amorocorp, Inc, a related party.  Mr. Brantley is also President of Web3Direct Business Consulting and a principal of the Guthrie Group.  Since 1991 has served as an officer and director of various companies including International Media Holdings, Inc, Success Development International and Bronz-Glow Coating Corporation. Mr. Brantley graduated in 1976 Magna Cum Laude in communications from Florida State University.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Company’s equity securities to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and beneficial owners of more than 10% of any class of the Company’s equity securities are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) during fiscal 2005, and certain written representations from executive officers and directors, the Company is aware of the following required reports that have not been timely filed: a Form 3 to cover the appointment of Mr. Donahue to the board of directors on September 30, 2005 (this form has been prepared and filed with the SEC); Forms 3 to cover the appointment of  Mr. St James, Mr. McCarthy and Mr. Brantley ( these forms have been prepared and filed with the SEC). Other than this, the Company is unaware of any other required reports that were not timely filed.

Investment Committee.

The members of the Company’s Investment Committee are Messrs. Borglund and Overdorff, with Mr. Overdorff being an independent director of the Company.  The Investment Committee has responsibility with respect to reviewing and overseeing the Company’s contemplated investments and portfolio companies and investments on behalf of the board of directors and reports the results of its activities to the full board.  The Investment Committee has the ultimate authority for and responsibility (i) to evaluate and recommend investments, and (ii) review and discuss with management (a) the performance of portfolio companies, (b) the diversity and risk of the Company’s investment portfolio, and, where appropriate, make recommendations respecting the role or addition of portfolio investments and (c) all solicited and unsolicited offers to purchase portfolio companies.

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

ITEM 14.  EXECUTIVE COMPENSATION.

The following table sets forth certain information relating to the compensation paid by the Company during the last three fiscal years to the Company’s president.  No other executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2005, and the two prior fiscal years.

Summary Compensation Table.

Name and principal position (a)	Year (b)	Annual compensation			Long-term compensation
		Salary ($) ( c)	Bonus ($) (d)	Other annual compen-sation ($)(e)	Awards		Payouts	All other compen- sation ($)(i)
					Restricted stock award(s) ($)(f)	Securities under- lying options/ SARs (#)(g)	LTIP payouts ($)(h)
Gary Borglund, President (1)	2006	$80,000(2)	-	-	-	-	-	-
	2005	$85,169 (2)	-	-	-	-	-	-
	2004	$55,069(2)	-	-	-	-	-	-

(1)  Mr. Borglund was appointed to the position of president on July 15, 2003.

(2)  The Company had accrued but not paid Mr. Borglund. $140,888 through December 31, 2006

Directors of the Company do not receive cash compensation for their services as directors or members of the committees of the board of directors.  All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the board of directors or management committees.

Other Compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Company in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2006, provided for or contributed to by the Company.

Employment Agreement.

On October 1, 2004, the Company entered into an employment agreement with Mr. Borglund.  The agreement was terminated as of December 31, 2006.

ITEM 15.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership.

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of December, 2006 (17,545,449 shares issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of 5% or more of the outstanding common stock; and (ii) all directors and executive officers of the Company as a group:

Title of Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class
Common Stock	Gary Borglund, 256 Seaboard Lane, Building E#101, Franklin, TN 37067	37,500.002%
Common Stock	Don McCarthy 256 Seaboard Lane, Building E#101, Franklin, TN 37067	25,000	0.002%
Common Stock	Richard Overdorff, 256 Seaboard Lane, Building E#101, Franklin, TN 37067	28,000 (3)	0.003%
Common Stock	Ephren Taylor Holdings, LLC Ehpren Taylor II 256 Seaboard Lane Building E#101 Franklin, TN 37067	6,731,364	38.4%
Common Stock	Phillip St James 256 Seaboard Lane Building E#101 Franklin, TN 37067	25,000	0.002%
Common Stock	Emerson Brantley 256 Seaboard Lane Building E#101 Franklin, TN 37067	83,333.48%
Common Stock	Grant Dillard 256 Seaboard Lane Building E#101 Franklin, TN 37067	1,823,334	10.4%
Common Stock	Elliott Morgan 256 Seaboard Lane Building E#101 Franklin, TN 37067	1,000,000	5.7%
Common Stock	Shares of all directors and executive officers as a group (5 persons)	6,930,197	39.50%

(1)  Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2)  None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

(3)  3,000 shares are held in the name of Ken Blomhofer, who resides in Mr. Overdorff’s household.

Securities Authorized for Issuance under Equity Compensation Plans.

The Company has adopted two equity compensation plans and amended as one, neither of which has been approved by the Company’s shareholders:

(a)

Employee Stock Incentive Plan.

On March 5, 2002, the Company adopted an Employee Stock Incentive Plan (this plan was amended on November 20, 2002 and March 29, 2007 as an Employee, Directors and Consultants Stock Option Program).  This plan is intended to allow designated officers, employees, directors and outside consultants of the Company to certain options to purchase company common stock.  The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees.  All 20,000,000 shares of common stock authorized under this plan have been registered under a Form S-8’s filed with the SEC.  The options are exercisable at whatever price is established by the board of directors, in its sole discretion, on the date of the grant.  No options have been granted under this plan.

(b)

Non-Employee Directors and Consultants Retainer Stock Plan.

On March 5, 2001, the Company adopted a Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 3 was adopted on July 1, 2004 and Amendment No. 4 was adopted on March 29, 2007).  The purposes of the plan are to enable the Company to promote the interests of the company by attracting and retaining non-employee directors and consultants capable of furthering the business of the company and by aligning their economic interests more closely with those of the company’s shareholders, by paying their retainer or fees in the form of shares of common stock.  All 80,000,000 shares of common stock authorized under this plan have been registered a Form S-8’s filed with the SEC.  As of December 31, 2006, there are no shares remaining to be issued under the initial plan with 20,000,000 available under the plan amended March 29, 2007.

Equity Compensation Plan Information December 31, 2006
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	Stock Incentive Plan: 20,000,000 shares; Director’s and Consultant’s Plan: 0 shares
Total	0	0	Stock Incentive Plan: 20,000,000 shares; Director’s and Consultant’s Plan: 0 shares

When the Company converted to a BDC, and under the 1940 Act it was prohibited from issuing stock or options for services, so it deregister all of the remaining registered shares under the Employee Stock Incentive Plan as the rules under which it operates do not allow for such issuances.  Subsequent to the filing of the Company ending its status as a BDC the Company amended it employees and consultants stock option program on March 29, 2007 through the filing of a Form S-8.

ITEM 16.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as set forth below, during the last two fiscal years there have not been any relationships, transactions, or proposed transactions to which the Company was or is to be a party, in which any of the directors, officers, or 5% or greater shareholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

(a)

On March 1, 2004, the Company leased office space through August, 31, 2006.  A related party. pays 50% of the total monthly rent of $1,253 at this location.  The related party and the Company have a common president and director.

(b)

On October 1, 2004, the Company entered into a new employment agreement with Mr. Borglund (see Exhibit 10.5).  Under the terms of this three-year contract, Mr. Borglund is to be paid $80,000 per year, subject to review by the Company’s Compensation Committee on an annual basis with regard to the possibility of an increase in base salary; provided, however, the base salary is not to be decreased.  In addition, he is eligible to receive an annual bonus; beginning in 2005, the target amount for the annual bonus is not less than 10% of the base salary, subject to review by the Company’s Compensation Committee on an annual basis with regard to the possibility of an increased annual bonus and subject to the caveat that the Company's financial performance could result in a decrease or elimination of the Annual Bonus for any year(s).

Under the agreement, Mr. Borglund is to be granted options to purchase 50,000 shares of the Company common stock (the term of the option is ten years and will vest 25% annually beginning on the first anniversary of the effective date.  The stock option price shall be the fair market value of the Company’s common stock on the effective date.  The options were not granted. The employment agreement was terminated on December 31, 2006.

(c)  On August 24, 2006 the Company entered into an agreement with Amorocorp, Inc. (Contractor) where by Amorocorp supplies management and financial services including accounting and legal services to the Company.  Under the terms of the agreement the Company pays the Contractor $ 100,000 per month for the services it renders to the Company. The Chairman and CEO of the Company is also the President and a shareholder of the Contractor. As of December 31, 2006 the Company had prepaid Amorocorp $ 138,363

(d)   On April 19, 2006 the Company entered into an agreement with Ephren Capital, Inc to acquire 100% of ECC Vine Street Real Estate Acquisitions, LLC (ECC Vine).as an operating subsidiary.  Under the terms of the agreement Ephren Capital, Inc exchanged all of their outstanding units for common shares of the Company. In addition, the Company will receive future considerations for the shares issued. On July 1, 2006 the Company’s shareholders approved the merger agreement between the Company and ECC Vine. On July 31, 2006 the Company completed the acquisition of ECC Vine and issued 6,731,364 shares of the Company’s stock to the unit holders of ECC Vine; 4,259,808 shares for the acquisition of the ECC Vine and 2,484,889 shares for a stock subscription receivable.

 .

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

ITEM 17.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by George Brenner, CPA for the audit of the Company’s annual financial statements, and review of financial statements included in the company’s Form 10-QSB’s: 2005: $26,076; review of the Form 10-QSB’s 2006: $ 15,949.  The estimated cost for the annual financial statements rendered by De Joya Griffith & Company, LLC for 2006: $ 20,000

Audit-Related Fees.

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Mr. Brenner that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Audit Fees above: $0.

Tax Fees.

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Mr. Brenner for tax compliance, tax advice, and tax planning: $0.

All Other Fees.

The aggregate fees billed in each of the last two fiscal years for products and services provided by Mr. Brenner, other than the services reported above: $0.

Audit Committee.

The Company’s audit committee consists of Richard Overdorff and Phillip St James independent directors of the Company.  The audit committee has adopted a written charter.  Mr. Overdorff has been designated as the Audit Committee’s “financial expert” in compliance with Item 401(e) of Regulation S-B.

The primary responsibility of the Audit Committee is to oversee our financial reporting process on behalf of the Company’s board of directors and report the result of their activities to the board.  Such responsibilities include, but are limited to, the selection, and if necessary the replacement, of the Company’s independent auditors, review and discuss with such independent auditors (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company’s system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in our annual report on Form 10-K.

The Company’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date.  The audit committee may also pre-approve particular services on a case-by-case basis.

ITEM 16.  EXHIBITS.

Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

City Capital Corporation

Dated: April 17, 2007	By: /s/ Ephren Taylor
Ephren Taylor
Principal Executive Officer/ Principal Financial Officer/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Gary Borglund Gary Borglund	President /Director	April 17, 2007
/s/ Richard Overdorff Richard Overdorff	Director	April 17, 2007
/s/ Don McCarthy Don McCarthy	Director	April 17, 2007
/s/ Phillip St James Phillip St James	Director	April 17, 2007
/s/ Emerson Brantley Emerson Brantley	Director	April 17, 2007

CITY CAPITAL CORPORATION

Financial Statements and Accompanying Footnotes

Table of Contents

1.

Report of Independent Registered Public Accounting Firm for 2006  …………...43

2.

Report of Independent Registered Public Accounting Firm for 2005 and 2004 ... 44

3.

Balance Sheet…………………………………………………………………..….46

4.

Statement of Change in Net Assets………………………………………………..47

5.

Statement of Operations……………………………………………………… …..48

6.

Statement of Shareholders’ (Deficit)……………………………………………..49

7.

Statement of Cash Flows…………………………………………………………..52

8.

Financial Highlights……………………………………………………………… 54

9.

Schedule of Investments………………………………………………………….55

10.

Notes to Financial Statements………………………………………………… ….56

De Joya Griffith & Company, LLC

2580 Anthem Village Drive

Henderson, Nevada 89052

702.588.5961 Office/702.588.5979 Facsimile

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of City Capital Corporation

We have audited the accompanying balance sheet of City Capital Corporation (“Company”) as of December 31, 2006, and the related statements of changes in net assets, operations, changes in stockholders deficit, cash flows, and financial highlights and for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on my audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

As set forth in the “Schedule of Investments”, included in the financial statements, an investment amounting to $1,179,191 at December 31, 2006 has been valued at fair value as determined by the Board of Directors.  We have reviewed the procedures applied by the Board of Directors in valuing such investments and have inspected underlying documentation; while in the circumstances the procedures appear to be reasonable and the documentation appropriate, determination of fair value involves subjective judgment which is not susceptible to substantiation by the audit process.

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya, Griffith & Company, LLC

April 17, 2007

Henderson, NV

George Brenner, CPA

A Professional Corporation

10680 W. PICO BOULEVARD, SUITE 260

LOS ANGELES, CALIFORNIA 90064

310/202-6445 – Fax 310/202-6494

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of City Capital Corporation

I have audited the accompanying balance sheet and statement of investments of City Capital Corporation (“Company”) as of December 31, 2004, and the related statements of operations, changes in stockholders deficit and cash flows for the periods December 1, 2004 (date of conversion to a Business Development Company – “BDC”) to December 31, 2004 and January 1, 2004 to November 30, 2004.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

As set forth in the “Schedule of Investments” and Note 2,”Valuation of Investments”, included in the financial statements, investments amounting to $280,324 (100% of total assets) at December 31, 2004 have been valued at fair value as determined by the Board of Directors.  I have reviewed the procedures applied by the Board of Directors in valuing such investments and have inspected underlying documentation; while in the circumstances the procedures appear to be reasonable and the documentation appropriate, determination of fair value involves subjective judgment which is not susceptible to substantiation by the audit process.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accounting principles used in the preparation of the financial statements as of and for the period December 1, 2004 (date of conversion to a BDC) to December 31, 2004 under the Investment Company Act of 1940 are different than those used for prior periods and therefore such statements are not directly comparable.

As discussed in Note 6 to the financial statements, the Company has restated its financial statements for the years ended December 31, 2005 and 2004 for not properly accounting for the beneficial conversion feature.

/s/ George Brenner, CPA

April 20, 2005, Except for Note 6

April 17, 2007

Los Angeles, CA

CITY CAPITAL CORPORATION

BALANCE SHEET

	December 31,
	2006	2005

ASSETS
Current Assets
Cash	$12,026	$1,003
Notes receivable including accrued interest of $ 6,496	44,288	72,860
Total Current Assets	56,314	73,863
Investment in Portfolio Companies	1,084,439	335,395
Prepaid – Related party	233,116	-
Total Assets	$1,373,869	$429,258
LIABILITIES AND NET DEFICIT
Current Liabilities
Notes payable including accrued interest of $482,060 and $342,266	1,091,474	1,096,598
Accounts payable and accrued expenses	265,208	236,658
Accrued consulting-officer	140,888	92,118
Convertible debentures including accrued interest of $54,867 and $37,130	215,617	241,380
Debt Derivative	142,560	225,530
Total Liabilities	1,855,747	1,892,284
Net Deficit
Common stock, $0.001 par value; authorized 235,000,000 shares; issued and outstanding 17,545,449 and 4,338,531 shares	17,545	4,338
Additional paid-in capital	1,938,753	(700,059)
Accumulated deficit	(1,652,280)	(755,305)
Stock subscription receivable	(619,889)	(12,000)
Uncategorized appreciation (depreciation) of portfolio companies	(166,007)	-
Total Net Deficit	(481,878)	(1,463,026)

Total Liabilities Net Deficit	$1,373,869	$444,915
Net Deficit value per Share as of December 31, 2006 and 2005 based on 17,545,449 and 4,338,531 shares outstanding	$(0.027)	$(0.337)

See accompanying notes to financial statement and Registered Accountant’s Report

CITY CAPITAL CORPORATION

STATEMENT OF CHANGE IN NET DEFICIT

	For Year Ended December 31
OPERATIONS	2006	2005	2004

Net investment income (loss)	(896,975)	420,955	(1,623,907)

Net change in categorized appreciation(depreciation) of portfolio companies	(166,007)	-	-

Net increase (decrease) in net assets resulting from operations	(1,062,982)	420,955	(1,623,907)

CAPITAL SHARE TRANSACTIONS:

Stock sales and conversion	2,044,130	140,193	498,202

NET INCREASE (DECREASE) IN DEFICIT VALUE	981,148	561,148	(1,125,705)

NET DEFICIT:
Beginning of period	(1,463,026)	(2,024,174)	(898,469)
End of Period	(481,878)	(1,463,026)	(2,024,174)

See accompanying notes to financial statement and Registered Accountant’s Report

CITY CAPITAL CORPORATION

STATEMENTS OF OPERATIONS

	For Year Ended December 31
	2006	2005	2004
Sales	-	-	71,592
Cost of sales	-	-	69,768
Gross Profit	-	-	1,824
Expenses:
Selling, general and administrative expenses	822,141	388,676	441,144
Depreciation and amortization	-	-	-
Interest expense	165,690	92,073	72,137
Total Expenses	987,831	480,749	513,281
Ordinary Income(loss)	(987,831)	(480,749)	(511,457)
Other (Income) expenses	(3,400)	(3,109)	(25)
Other (Income) Expense- fair value of derivative	(82,970)	(886,945)	1,112,475
(Gain) loss on debt settlement	(4,486)	(11,650)	-
Net Income (Loss) Provision Before Income Taxes	(896,975)	420,955	(1,623,907)
Income tax expense (benefit)		-
Net Investment Income(Loss)	$(896,975)	$420,955	$(1,623,907)

Net change in unrealized appreciation (depreciation) of portfolio companies	(166,007)	-	-
Net increase (decrease)in net assets resulting from operations	(1,062,982)	-	-
Net increase (decrease) in net assets from operations per share
Basic and diluted	$(0.103)	$0.140	$(0.776)
Weighted Average Number of Common Shares outstanding – basic and diluted	10,315,819	3,009,854	2,090,814

See accompanying notes to financial statement and Registered Accountant’s Report

CITY CAPITAL CORPORATION

STATEMENTS OF CASH FLOWS

	For Year Ended December 31
	2006	2005	2004
Cash flow from operating activities
Net Investment Income (Loss)	$(1062,982)	$420,955	$(1,623,907)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock issued for expenses	13,500	6,893	167,500
Subsidiary previously consolidated	-	-	308,279
Settlement loss	-	-	(105,849)
Fair value of derivatives	(82,970)	(886,945)	1,112,475
Decrease (increase) in uncategorized appreciation of portfolio companies	166,007	-	-
Changes in operating assets and liabilities
Notes Receivable	19,513	(32,068)	-
Receivables	-	-	(4,334)
Inventory	-	-	7,550
Bank overdraft	-	(773)	773
Prepaid	(138,364)	-	-
Consulting payable –related party	48,770	48,118	-
Accounts payable and accrued expenses	186,053	179,650	139,070
Net cash provided by (used) in operating activities	(850,473)	(264,170)	(1,557)
Cash flow from investing activities
Loan to portfolio company	-	(97,737)	(215,187)
Net cash flow provided by (used in)
Investing activities	-	(97,737)	(215,187)
Cash flow from financing activities
Sale of common stock	796,496	66,000	3,000
Convertible debentures	(9,500)	(75,000)	161,050
Proceeds-notes payable	74,500	371,910	28,742
Net Cash Provided by (used In)
Financing Activities	861,496	362,910	192,792
Increase (Decrease) in Cash from
Continuing Operations	11,023	1,003	(23,952)
Cash at beginning of period	1,003	-	23,952
Cash at end of period	$12,026	$1,003	$-

See accompanying notes to financial statements and Registered Accountant’s Report

Supplemental Disclosure of Cash Flow Information:

For year ended	2006	2005	2004

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non Monetary transactions:
Debt settlement 77,500 shares @$1.00 per share	$-	$-	$77,500
101,259 shares @$0.50 per share			50,630
For convertible debt-200,000 shares @$0.21 per share	$-	$41,000	$-
For accounts payable – 276,000 shares @ $0.28 per share		76,473	-
For Stock subscription – 80,000 shares @$0.15-.25 per share	619,889	12,000	-
For transfer of preferred premium redemption to common stock holders – 817,660 shares @$0.10-28 per share	-	200,706	-
For expenses prior to BDC formation 320,000 shares @ $0.30 per share	-	-	-
For interest expense – 25,530 shares @$0.27 per share		6,893	-
For debt 1,047,710 shares @$0.15	157,157	-	-
For acquisition of subsidiary 4,259,808 shares @ $0.25 per share	1,065,004	-	-
	$1,842,050	$337,072	$128,130

See accompanying notes to financial statement and Registered Accountant’s Report

CITY CAPITAL CORPORATION

FINANCIAL HIGHLIGHTS

(Unaudited)

Per Unit Operating Performance:
	For Year Ended December 31
	2006	2005	2004
NET ASSET VALUE, BEGINNING OF PERIOD	$(0.1418)	$(0.6725)	$(0.4297)
INCOME FROM INVESTMENT OPERATIONS:
Net investment (loss) income	(00869)	0.1398	(0.7767)
Net change in unrealized (depreciation) appreciation of portfolio companies	(0.0161)	-	-
Net increase (decrease) in net assets resulting from operations	(0.1030)	(0.5327)	(1.2064)
Net increase in net assets resulting from stock sales	0.1981	0.0462	0.2383
NET ASSET VALUE, END OF PERIOD	(00467)	(0.4861)	(0.9681)
TOTAL NET ASSET VALUE RETURN	339.93%	(38.35)%	55.61%
RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	(481,878)	(1,463,026)	(2,024,174)
Ratios to average net assets:
Net expense	109.28%	0.99%	172.61%
Net investment gain(loss)	(109.28)%	(0.99)%	(172.61)%
Portfolio Turnover rate	-	-	-

NOTE: The calculations are based on weighted average of shares outstanding for the designated year

See accompanying notes to financial statement and Registered Accountant’s Report

CITY CAPITAL CORPORATION

SCHEDULE OF INVESTMENT

As of December 31, 2006

Portfolio Company	Industry	Title of Securities Held by Company	Percentage of Class Held	Fair Value

ECC Vine Street Real Estate Acquisitions, LLC	Real Estate Development	Company Units	100%	$995,052,
Perfect Turf, Inc	Artificial Turf	Common Stock	100%	$89,387

	Total Investments			$1,084,439

See accompanying notes to financial statement and Registered Accountant’s Report

CITY CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1:  HISTORY OF OPERATIONS

Business Activity.

City Capital Corporation (formerly Synthetic Turf Corporation of America, Inc) (“Company”) changed its name in 2004. Effective December 1, 2004 the Company began to operate as a Business Development Company (“BDC”) under Section 54(a) of the Investment Company Act of 1940 (“1940 Act”). On December 11, 2006 the Company filed a form 14C with the Securities and Exchange Commission to withdraw its status as a Business Development company.  Effective January 3, 2007, the Business Development Company status of the Company was terminated.

NOTE 2:  CONTINUED EXISTENCE

The Company has not generated any significant revenue during the years ended December 31, 2004, 2005 and 2006 and has funded its operation primarily through the issuance of debt and equity. Accordingly, the Company’s ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company, as described above, is in the business of investing in operations of other companies. There can be no assurance that the Company will be successful in its endeavor.

NOTE 3:  SIGNIFICANT ACCOUNTING POLICIES

Presentation.

On November 29, 2004 the Company elected to become a Business Development Company.  To qualify for that election, the Company transferred all the assets related to the artificial turf business to Perfect Turf, Inc, a wholly owned subsidiary.

The financial statements contained herein reflect the results of the Company as an operating company during the period ended 2004 and as a BDC Company during the periods ended 2005 and 2006. The financials do not break out the periods during the year ended 2004 when the Company was an operating company and when the Company was a BDC.

All shares of stock have been adjusted in the financial statements and footnotes to reflect the one share for one hundred shares reverse stock split.

Under the rules governing a BDC, the Company does not consolidate the results of its portfolio companies but assigns a fair market value as determined by the board of directors to these operations.  The results of the portfolio companies are not included in the statements of the Company and are carried only as an investment on the balance sheet of the Company During the time it was a BDC.

CITY CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

Stock Based Compensation.

Shares of the Company’s common stock were issued for services.  These issuances are valued at the fair market value of the services provided and the number of shares issued is determined based upon what the price of the common stock is on the date of each respective transaction.

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

Fair Value of Financial Instruments.

The carrying amounts for the Company’s cash, accounts payable, accrued liabilities and current portion of long term debt approximate fair value due to the short-term maturity of these instruments.

Income Taxes.

In February 1992, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  SFAS No. 109 required a change from the deferred method of accounting for income taxes of Accounting Principles Board (“APB”) Opinion No. 11 to the asset and liability method of accounting for income taxes.  Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Effective January 1, 1993, the Company adopted SFAS No. 109. The application of SFAS No. 109 had an immaterial effect on the Company’s financial statements for the periods prior to January 1, 1993 due to operating losses incurred by the Company in 1993 and prior years.

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

Since the fully diluted loss per share for 2005 and 2006 was antidilutive, basic and diluted losses per share are the same.  Accordingly, options to purchase common stock issuable upon conversion of a convertible debentures and preferred stock were not included in the calculation of diluted earnings per common share.

CITY CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

Valuation of Investments.

As required by the Securities and Exchange Commission’s Accounting Series Release (“ASR”) 118, the investment committee of the Company is required to assign a fair value to all investments.  To comply with Section 2(a)(41) of the 1940 Act and Rule 2a-4 thereunder, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security.  To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board’s direction.  The board must also, consistent with this responsibility, continuously review the appropriateness of the methods used in valuing each issue of security in the Company’s portfolio.  The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such intervals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

NOTE 4:  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that FIN 48 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair values.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Management believes that the adoption of SFAS No. 157 will not have a material impact on the consolidated financial results of the Company.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The correction of an error in previously issued financial

CITY CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154.

NOTE 5:  NOTES PAYABLE

The Company has issued  notes payable as part of their financing activity. One of the notes for principal of $ 250,000 and accrued interest of $ 475,683 is in default and considered current. The balance of the notes outstanding consists of eleven demand notes totaling $ 285,413 bearing no interest and three notes that have matured totaling $74,000 bearing interest of 5%.

NOTE 6:  CONVERTIBLE NOTES

The Company has certain outstanding convertible notes bearing an annual interest rate of 9.5% and a maturity of three years.  The notes contain a convertible feature allowing the holder to convert their debt and accrued interest at any time over the life of the instrument based on the 30 day average closing price prior to conversion. Due to the moving conversion price of our convertible debt we have bifurcated the conversion feature from the host debt instrument in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”, accounted for these conversion features as derivative instruments, and valued these conversion features using the Black Scholes valuation model.  Inputs to the Black Scholes model are included in the table below.  The value of the derivative instruments are $142,560, $225,530 and $ 1,112,475 as of December 31, 2006, 2005 and 2004 respectively.

	2006	2005
Expected volatility	533.89%	542.88%
Expected dividends	$ -	$ -
Expected term (in years)	3-5	2-5
Risk free rate	4.74%-4.70%	4.41%-4.35%

NOTE 7:        ACQUISITION OF PORTFOLIO COMPANY

On April 19, 2006 the Company entered into an agreement with ECC Vine Street Real Estate Acquisitions, LLC (ECC Vine) under which the Company will acquire 100% of ECC Vine as a portfolio company.  Under the terms of the agreement ECC Vine unit holders exchanged all of their outstanding units for common shares of the Company. In addition, the Company will receive future considerations for the shares issued. On July 1, 2006 the Company’s shareholders approved the merger agreement between the Company and ECC Vine. On July 31, 2006 the Company completed the acquisition of ECC Vine and issued 6,731,364 shares of the Company’s stock to the unit holders of ECC Vine; 4,259,808 shares for the acquisition of the portfolio company and 2,484,889 shares for a stock subscription receivable. (See Note 8: Related Party Transactions)

NOTE 8:  INCOME TAXES

The Company adopted SFAS No. 109 effective January 1, 1992.  One of the provisions of SFAS No. 109 enables companies to record deferred tax assets for the benefit to be derived from the utilization of net operating loss carryforwards and certain deductible temporary differences.  At December 31, 2004, 2005 and 2006, the tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below by applying the United States federal income tax rate of 34% to loss before income taxes:

CITY CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

	2004	2005	2006
Net operating loss carryforwards	$ 3,260,000	$ 3,427,000	$ 4,373,000

Less: valuation allowance	3,260,000	3,427,000	4,373,000

	$ --	$ --	$ --

Due to operating losses incurred by the Company, the Company established a related valuation allowance of $ 3,260,000 $3,427,000 and $4,373,000 at December 31, 2004, December 31, 2005 and 2006, respectively.

As of December 31, 2006, the Company has net operating loss carryforwards of approximately $11,024,000 for federal income tax return purposes, which expire in 2006 through 2025.  Benefit for these contingent assets is dependent upon the Company’s ability to generate future earnings.  Any material change in corporate ownership will greatly reduce the net operating loss carry forward. The future tax benefits for these tax assets are dependent upon the Company's ability to generate future earnings.

NOTE 9:  RELATED PARTY TRANSACTIONS

On December 1, 2005 the Company transferred assets that were directly related to the artificial turf business to its portfolio company, Perfect Turf, Inc.  Under the terms of the transfer, certain representations and warrantees were made by the Company pertaining to the assets the subsidiary received. Under the rules governing a BDC, the subsidiary does not need to consolidate its financial statements with the parent.  The Company carries as an investment, the fair market value of the subsidiary as determined by the Company’s board of directors. On March 29, 2007 the Company entered into an agreement to dispose of Perfect Turf, Inc through a sale of the subsidiary.

On October 1, 2004, the Company entered into an employment agreement with Mr. Borglund.  Under the terms of this three-year contract, Mr. Borglund is to be paid $80,000 per year, subject to review by the Company’s Compensation Committee on an annual basis with regard to the possibility of an increase in base salary; provided, however, the base salary is not to be decreased.  In addition, he is eligible to receive an annual bonus; beginning in 2005, the target amount for the annual bonus is not less than 10% of the base salary, subject to review by the Company’s Compensation Committee on an annual basis with regard to the possibility of an increased annual bonus and subject to the caveat that the Company's financial performance could result in a decrease or elimination of the Annual Bonus for any year(s).  Under the agreement, Mr. Borglund was granted options to purchase 50,000 shares of the Company common stock (the term of the option is ten years and will vest 25% annually beginning on the first anniversary of the effective date.  The stock option price shall be the fair market value of the Company’s common stock on the effective date.  The options were not granted. The employment agreement was terminated as of December 31, 2006.

On March 1, 2004, the Company leased office space through August, 31, 2006.  A related party. pays 50% of the total monthly rent of $1,253 at this location.  The related party and the Company have a common president and director.

On April 19, 2006 the Company entered into an agreement with ECC Vine Street Real Estate Acquisitions, LLC under which the Company will acquire 100% of ECC Vine Street as a portfolio company. ECC Vine Street Real Estate Acquisitions, LLC was owned by Ephren Capital, LLC whose beneficial owner is Ephren Taylor Jr. the CEO and a director of the Company.

CITY CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

On August 24, 2006 the Company entered into an agreement with Amorocorp, Inc. (Contractor) where by Amorocorp supplies management and financial services including accounting and legal services to the Company.  Under the terms of the agreement the Company pays the Contractor $ 100,000 per month for a term of one year for the services it renders to the Company. The Chairman and CEO of the Company is also the President and a shareholder of the Contractor. As of December 31, 2006 the Company had prepaid Amorocorp $ 138,363 on this contract.

NOTE 10:         SETTLEMENT AGREEMENT

On April 10, 2006 the Company reached a settlement agreement with a former officer and director of the Company for outstanding liabilities totaling $162,898. Under the terms of the agreement the Company will pay the former officer $ 137,500 of which $ 90,000 will be in cash and $ 47,500 in either cash or stock at the Company’s option.  The Company continues to carry the total outstanding liability of $ 162,898.

NOTE 11:     FINANCING AGREEMENT

On October 23, 2006 the Company signed a financing agreement with the Lucian Group, Inc. (Investor). Under the terms of the agreement the Company will issue and sell to the Investor a number of shares with an aggregate value of $ 50,000,000 within 36 months of the date of the agreement. The shares being sold by the Company will be valued at either 94% of the lowest closing bid during the pricing period or $ 1.00 whichever is greater. As of December 31, 2006 the Company has not issued any shares under this agreement.

NOTE 12:  CONTINGENCIES

In January 2004, the Company was advised that the parties with whom the Company negotiated a settlement and disposition of its former turf installation business are dissatisfied with the results of the settlement transaction and have not returned to the Company, for cancellation, the 100,000 restricted shares of the Company’s common stock as required by the settlement agreement, notwithstanding the performance by the Company of the obligations imposed on the Company by the settlement agreement.  Accordingly, the Company does not believe, based on its assessment, that it is necessary to make any provisions in its financial statements for any possible adverse result.

NOTE 13: ISSUANCE OF PREFERRED SHARES

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

NOTE 14:        COMPREHENSIVE GAIN (LOSS)

The components of accumulated other comprehensive loss are summarized below.

CITY CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

Change in net unrealized holding gains and losses on investments
Balance at December 31, 2005	$ 355,395
Reduction in investment	(100,000)
Comprehensive loss	(106,007)
Current period change	(266,007)
Balance at December 31, 2006	$ 89,387

NOTE 15:        SECURITIES AND EXCHANGE COMMISSION REVIEW

On December 12, 2005 the Securities and Exchange Commission (SEC) initiated a field audit of the Company.  The review was conducted under Section 31 (b) of the Investment Company Act of 1940 pursuant to the company electing to become a Business Development Company.  On March 28, 2006 the Company received a letter from the SEC indicating the need to revise unspecified practices and procedures and that certain points were still under review. The Company has continued it cooperation with the SEC curing deficiencies that may have been note including the filing of a 10-K/A on August 8, 2006 and a 10-Q/A on August 11, 2006.

NOTE 16:  SUBSEQUENT EVENTS

On November 11, 2006 the Company presented for  shareholder  approval a resolution to withdraw the Company’s election to continue to operate as a Business Development Company. On December 11, 2006 and subsequent to the approval of its shareholders the Company filed form 14-C with the Securities and Exchange Commission to withdraw it status as a BDC.

Subsequent to this filing the withdrawal became effective on January 3, 2007.

On January 10, 2007 Goshen Energy Inc., a wholly owned subsidiary of the Company entered into an agreement to acquire a 60% interest in leases of oil and gas leases  from Montreal Energy, Inc. Under terms of the agreement the Company’s subsidiary  will pay $500,000 plus $2,000,000 from revenue of the oil leases in Goshen. The Company is negotiating to increase its ownership in the leases to 100% through the issuance of 750,000 shares of the Company’s common stock and granting the seller the right to buy an additional 3,000,000 shares of the Company’s common stock for $0.30 per share.

On March 20, 2007 the Company entered into agreement to sell its operating subsidiary Perfect Turf, Inc.  Under terms of the agreement the buyer of Perfect Turf, Inc will assume $191,255 of the Company’s debt including a combination certain of the Company’s notes payable, convertible debentures and the interest on the convertible debentures assumed.

During the period of January 1, 2007 through March 31, 2007 the Company issued an additional 886,667 shares of common stock.

EXHIBIT INDEX

Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification of Ephren Taylor (filed herewith).
32	Section 1350 Certification of Ephren Taylor (filed herewith).