Form 10QSB
period 2007-03-31
CITY CAPITAL CORP
filed 2007-05-21
CIK 793986

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 33-5902

CITY CAPITAL CORPORATION
(Exact Name of Company as Specified in Its Charter)
Nevada	22-2774460
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

256 Seaboard Lane, Building E#101, Franklin, Tennessee    37067
(Address of Principal Executive Offices)   (Zip Code)

(651) 563-9900
(Company's Telephone Number)

2535 Pilot Knob Road, Suite 118, Mendota Heights, Minnesota, 55120
(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

        Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [  ] .

        Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

        Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

        As of May 15, 2007, the Company had 25,806,937 shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS-
MARCH 31, 2007 (UNAUDITED)	3

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED) THREE MONTHS ENDED
MARCH 31, 2006 AND MARCH 31, 2007 (UNAUDITED)	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-
THREE MONTHS ENDED
MARCH 31, 2006 AND MARCH 31, 2007 (UNAUDITED)	5

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)	6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 3. CONTROLS AND PROCEDURES	19

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	20

ITEM 2. UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS	21

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	22

ITEM 4. SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS	22

ITEM 5. OTHER INFORMATION	22

ITEM 6. EXHIBITS	22

SIGNATURE	23

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CITY CAPITAL CORPORATION
CONDENSED CONSOLIDATE BALANCE SHEETS

March 31, 2007 (Unaudited)
ASSETS
Current Assets
Cash	$63,360
Notes receivable including interest of $ 7,062	44,855
Note receivable PFDC	78,408
Note receivable - related party	1,669,828

Total current assets	1,856,451

Property Held for Development
Land	974,740
Redevelopment houses	303,835

Total of Development Property Held	1,278,575

Fixed Assets
Equipment	200,000

Total Fixed Assets	200,000

Total Assets	$3,335,026

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Notes payable including accrued interest of $ 560,063	$2,436,426
Accounts payable and accrued expenses	231,359
Accrued consulting-related party	140,888
Debt derivative	383,244
Convertible debentures including interest of $ 50,133	196,883

Total current liabilities	3,388,800

Long Term Liabilities
Notes payable including interest of $ 0	1,126,100

Total Liabilities	4,514,900

Stockholders' Deficit
Common stock, $0.001 par value; authorized 235,000,000 shares;
issued and outstanding - 24,282,546	24,282
Additional paid-in capital	2,652,253
Accumulated deficit	3,236,520
Stock subscription receivable	(619,889)

Total Stockholders' Deficit	(1,179,874)

Total Liabilities and Stockholders' Deficit	$3,335,026

The accompanying notes are an integral part of these condensed consolidated financial statements

CITY CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues	$72,106	$—

Cost of Revenues	59,000	—

Gross Profit	13,106	—

Selling, General, and Administrative Expenses	1,061,741	49,536

Interest Charges (net of interest income)	116,256	24,908

Total Expense	1,177,996	74,444

Net Operating Loss	(1,164,890)	(74,444)

Other Expense (Income) including debt derivative expense of $240,684	304,287	—

Income Tax Expense (Benefit)	—	—

Net Income (Loss)	$(1,469,177)	$(74,444)

Basic and Diluted Loss Per Common Share

Net Loss	$(0.0737)	$(0.0161)

Weighted Average Number of Common Shares
Used to Compute Net Income (Loss) per
Weighted Average Share	19,940,794	4,616,309

The accompanying notes are an integral part of these condensed consolidated financial statements

CITY CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities
Net income (loss)	$(1,469,177)	$(74,444)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Stock issued for expenses	518,967	—
Loss on disposition of investment subsidiary	64,170
Change in operating assets and liabilities
Notes receivable-related party	(1,531,465)	4,193
Notes receivable	—	31,112
Accounts payable and accrued expense	(33,847)	—
Accrued interest	72,701	(14,841)
Debt derivative	240,684	—
Net Cash Provided (Used In)
Operating Activities	(2,137,967)	(53,980)

Cash Flows from Investing Activities
Property purchases	(303,835)	—
Investment	(78,408)	100,000

Net Cash Used In
Investment Activities	(382,243)	100,000

Cash Flows from Financing Activities
Stock for cash	121,268	—
Stock for debt	80,000	—
Convertible debentures	(14,000)	2,563
Notes payable	2,384,276	(49,248)

Net Cash Provided by (Used In)
Financing Activities	2,571,544	(46,685)

Cash and cash equivalents
Increase (Decrease) In Cash and
Cash Equivalents	51,334	(655)
Cash and Cash Equivalents at Beginning of Period	12,026	1,003

Cash and Cash Equivalents at End of Period	$63,360	$348

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$—	$—

Income taxes	$—	$—

Noncash Investing and Financing Activities
500,000 shares @ 0.12 for expenses	$60,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements

CITY CAPITAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:     BASIS OF PRESENTATION

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

On March 29, 2007 the Company sold its wholly owned subsidiary Perfect Turf disposing of the last segment of the turf business. Under the terms of the agreement, the Company’s notes payable and convertible debentures plus accrued interest will be reduced by $ 191,225. The Company incurred a loss of $ 64,170 on the disposition of the investment subsidiary.

The accompanying condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these unaudited condensed consolidated financial statements do not include certain information and footnotes disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. In management’s opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The accompanying condensed consolidated financial statements and the notes thereto should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2006 contained in the Form 10-KSB.

Although the nature of the Company’s operations and its reported financial position, results of operations and cash flows are dissimilar for the periods d subsequent to becoming a BDC, its unaudited operating results and cash flows for the periods ended March 31, 2006 and March 31, 2007 are presented in the accompanying financial statements pursuant to Regulation S-X.

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement 115” that provides companies with an option to report certain financial assets and liabilities in their entirety at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The fair value option may be applied instrument by instrument, and may be applied only to entire instruments. A business entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We are evaluating SFAS 159 and have not yet determined the impact the adoption will have on the consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value for both assets and liabilities through a fair value hierarchy and expands disclosure requirements. SFAS 157 is effective for financial statements issued or fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are evaluating SFAS 157 and have not yet determined the impact the adoption will have on the consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition for tax related positions.  FIN 48 becomes effective for the Company on January 1, 2007.  The Company is currently in the process of determining the effect, if any, the adoption of FIN 48 will have on the consolidated financial statements.

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

NOTE 3:     GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim condensed consolidated financial statements, the Company has incurred a net loss of $1,469,177 for the quarter ended March 31, 2007. As of March 31, 2007, the Company reported an accumulated deficit of $ 3,236,520. The Company’s ability to generate financial gains and positive cash flows is dependent on the ability to make investments which yield returns as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of March 31, 2007, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 4:     PROPERTY HELD FOR DEVELOPMENT

The Company directly owns certain buildings including houses that are purchased for refurbishing and resale. In addition the Company through its wholly owned subsidiary owns land that is divided into residential and commercial lots for development. The value of the property is carried by the Company at cost.

NOTE 5:     NOTES PAYABLE

The Company has issued notes payable as part of their financing activity. One of the notes for principal of $ 250,000 and accrued interest of $ 492,483 is in default and considered current. The balance of the notes outstanding consists of 20 notes varying in maturity from April 2007 through March 30, 2010. The interest rates on the notes vary from 5%-15% over the length of the notes.

NOTE 6:     CONVERTIBLE NOTES

The Company has certain outstanding convertible notes bearing an annual interest rate of 9.5% and a maturity of three years. The notes contain a convertible feature allowing the holder to convert their debt and accrued interest at any time over the life of the instrument based on the 30 day average closing price prior to conversion. Due to the moving conversion price of our convertible debt we have bifurcated the conversion feature from the host debt instrument in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, accounted for these conversion features as derivative instruments, and valued these conversion features using the Black Scholes valuation model. Based on the calculations per the valuation model the Company incurred a charge to Other Expense of $ 240,684 for the quarter. As of March 31, 2007 the amount of the convertible notes outstanding is $146,750 plus accrued interest of $ 50,133.

NOTE 7:     POTENTIAL RESTATEMENT OF PRIOR YEARS FINANCIALS

The Company in its 10-KSB for the year ending December 31, 2006 accounted for the conversion features of the convertible notes (See NOTE 6: Convertible Notes) that had not been calculated in the prior years. Due to this calculation, the year 2006 in the 10-KSB reflected the derivate calculation; however calculations were not completed for each quarter of the years. Thus the financial statement for the prior period ending March 31, 2006 contain herein have not been restated to reflect a derivative calculation and potentially may need to be restated in the future,

NOTE 8:     RELATED PARTIES

In October 2004, the Company entered into an employment contract with Gary Borglund, President and the CEO of the Company. Under the terms of the agreement Mr. Borglund is paid a base amount of $80,000 per annum plus certain incentives as approved by the Board of Directors of the Company. The Contract was terminate as of December 31, 2006. As of March 31, 2007 the Company had an outstanding balance due Mr. Borglund of $ 140,888.

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

NOTE 9:     LOANS TO RELATED PARTIES

As of March 31, 2007 the Company holds a note receivable from Amorocorp with an outstanding balance of $ 1,669,828. The President of the Company is also the President and a shareholder of the debtor. The Company and the debtor have been discussing this matter and are studying potential forms of consolidation or amalgamation which would eliminate the outstand debt. The Company has requested an independent study of the matter with recommendations being presented for resolution prior to the end of the next quarter.

NOTE 10:     STOCKHOLDERS EQUITY

During the three month period ending March 31, 2007, the Company issued 6,737,097 shares of common stock of which 4,811,668 shares were issued for service, 666,667 shares were issued for debt and 1,258,762 shares were issued for cash. The aggregate amounts added to common stock was $ 6,737 and paid in capital $ 713,497

NOTE 11:     SECURITIES AND EXCHANGE COMMISSION REVIEW

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

NOTE 12:     ACQUISITION OF INTEREST IN LEASES

On January 10, 2007 Goshen Energy Inc., a wholly owned subsidiary of the Company entered into an agreement to acquire a 60% interest in leases of oil and gas leases from Montreal Energy, Inc. Under terms of the agreement the Company’s subsidiary will pay $500,000 plus $2,000,000 from revenue of the oil leases in Goshen. The Company is negotiating to increase its ownership in the leases to 100% through the issuance of 750,000 shares of the Company’s common stock and granting the seller the right to buy an additional 3,000,000 shares of the Company’s common stock for $0.30 per share. The Company closed on the lease agreement on May 1, 2007.

NOTE 13:     SALE OF SUBSIDIARY

On March 29, 2007 the Company entered into agreement to sell its operating subsidiary Perfect Turf, Inc. Under terms of the agreement the buyer of Perfect Turf, Inc assumed $191,255 of the Company’s debt including a combination certain of the Company’s notes payable, convertible debentures and the interest on the assumed debt.

NOTE 14:     SUBSEQUENT EVENT

On May 1, 2007 the Company entered into a Limited Liability Company Interest Purchase Agreement with The Granite Companies LLC, a Pennsylvania limited liability company to acquire all of the issued and outstanding limited liability company interests (the “Interests”) of Granite Custom Builders LLC, a Pennsylvania limited liability company (“Custom Builders”), Granite Real Estate Acquisition Company LLC, a Pennsylvania limited liability company (“Acquisition”), and Granite Real Estate Investment Company LLC, a Pennsylvania limited liability company (collectively Granite).

The Company paid $150,000 as a non-refundable deposit and upon closing assumed outstanding debts of $690,000 along with accounts payable of $350,000 and equipment leases totaling $185,000.

Subsequent to the quarter ending March 31, 2007 the Company has issued 1,524,391 shares of common stock.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis of the Company’s financial condition and results of operations is based upon, and should be read in conjunction with, its unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

        Results of Operations.

        The results of operations reflected in this discussion include historical operations of the Company as a BDC during the period January 1, 2006 through March 31, 2006 and January 1, 2007 through January 3, 2007 and not as a BDC during January 4, 2007 through March 31, 2007. Thus the results which are indicatives of the Company’s results may not be comparative as to operations.

(a)	Revenues.

        The Company reported zero revenue for the three months ended March 31, 2006. For the three months ended March 31, 2007, the Company generated revenues of $72,106. The revenues was the result of the Company’s changing from a BDC to operating company as of January 3, 2007

(b)	Selling, General, and Administrative Expenses.

        The operating loss for the three months ended March 31, 2006 was $ 74,444. This compares to an operating loss for the same period in 2007 totaling $1,164,890. The increase in the loss for the period ending March 31, 2007 over March 31, 2006 was attributable to increased consulting cost including stock for services of $ 518,967, Amorocorp consulting contract of $ 300,000, investor relations cost of $ 169,096 and legal fees of $ 33,535.

(c)	Interest Expense.

        The Company incurred interest charges (net of interest income) of $24,908 in the three months ended March 31, 2006, compared with such charges of $116,256 in the three months ended March 31, 2007. The interest expense increase in the quarter ended March 31, 2007 to attributable to the increased borrowing during the period ending March 31, 2007.

(d)	Income Tax Benefit.

        At March 31, 2007, the Company had available net operating loss carryforwards of approximately $11.5 million that may provide future tax. The Company has not recognized any of this tax benefit as an asset due to uncertainty of future income. In addition, a change in control of the Company would substantially reduce the use of any tax loss carryforward.

(e)	Net Loss.

        The Company reported a net loss of $74,444 for the three months ended March 31, 2006, compared to net loss of $1,469,177 for the three months ended March 31, 2007. The higher loss is due to increased consulting and investor relations costs during the period ending March 31, 2007.

Operating Activities.

        The net cash used by operating activities was $ 53,980 for the three months ended March 31, 2006 compared the net cash used of $2, 137,967 for the three months ended March 31, 2007, an increase of $2,083,987. Loans to Amorocorp, a related company attributed to $ 1,531,465 of the operating cash used by the Company.

Investing Activities.

        Net cash provided in investing activities was $ 100,000 for the year three months ended March 31, 2006 compared to cash used of $ 382,243 during the three months ended March 31, 2005 as a result of investments made by the Company in property for resale.

Liquidity and Capital Resources.

        As of March 31, 2007, the Company had $63,360 in cash. In addition to the loss of $74,444 during the three months ended March 31, 2006, the Company incurred losses of $ 1,469,177 for the three months ended March 31, 2007. As of March 31, 2007, the Company had an accumulated deficit of $ 3,236,520. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s independent auditor’s report included in the Form 10-KSB for the year ended December 31, 2006 includes a substantial doubt paragraph regarding the Company’s ability to continue as a going concern. The Company has made financing arrangements to cure this deficiency, however such arrangements, if not effected, may not meet the needs of the Company.

        The accompanying condensed consolidated financial statements have been prepared assuming that the Company continues as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business assuming the Company will continue as a going concern. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately attain profitability.

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

Risk Factors affecting the Plan of Operations.

        Investing in the Company involves a number of significant risks relating to our business and investment objective. As a result, there can be no assurance that we will achieve our investment objective. In addition to the risk factors described below, other factors that could cause actual results to differ materially include:

•	The ongoing global economic uncertainty, coupled with war or the threat of war;

•	Risks associated with possible disruption in our operations due to terrorism;

•	Future regulatory actions and conditions in our operating areas; and

•	Other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

a)	Need for Additional Financing May Affect Operations and Plan of Business.

        The Company anticipates based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it must seek financing to continue its operations. Such financing, when needed, may not be available, or may not be available on terms acceptable to management. In the event that the Company’s plans change or its assumptions change (due to unanticipated expenses, technical difficulties, or otherwise), the Company would be required to seek additional financing.

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

        To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company’s operations. Regardless of whether the Company’s access to financing proves to be inadequate to meet the Company’s operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders.

(b)	Independent Auditors Have Expressed Substantial Doubt Ability to Continue as a Going Concern.

        In their report dated April 17, 2007, the Company’s independent auditor stated that the financial statements for the year ended December 31, 2006 were prepared assuming that the Company would continue as a going concern. The Company’s ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit, and recurring losses from operations. The Company continues to experience net losses. The Company’s ability to continue as a going concern is subject to the ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the Company’s securities, increasing sales or obtaining loans from various financial institutions where possible. The continued net losses and stockholders’ deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

(c)	Competition May Affect Operation of Company.

        The market the real estate development and oil and gas industry is intensely competitive and the Company expects competition to continue to increase. In addition some competitors in the Company’s market have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the Company does. To be competitive, the Company believes that it must, among other things, invest significant resources in developing new products, improve its current products and maintain customer satisfaction. Such investment will increase the Company’s expenses and affect its profitability. In addition, if it fails to make this investment, the Company may not be able to compete successfully with its competitors, which could have a material adverse effect on its revenue and future profitability

(d)	Market Changes May Affect Operation of Company.

        The markets in which the Company competes are characterized by rapid l change, frequent new product introductions, evolving industry standards and changing needs of customers. There can be no assurance that the Company’s existing products will continue to be properly positioned in the market or that the Company will be able to introduce new or enhanced products into the market on a timely basis, or at all.

(e)	Dependence on Suppliers May Affect Operation of Company.

        There are numerous suppliers with which the Company can use to meet its needs for meeting its customer’s needs. The Company does not foresee a shortage of capacity in the near future but should such a change occur, it could dramatically impact the Company’s business. The Company only has limited control over any supplier as to quality controls and various other factors.

(e)	Control by Officers and Directors Over Affairs of the Company May Override Wishes of Other Stockholders.

        The Company’s officers and directors currently own approximately 25% of the outstanding shares of the Company’s common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. In addition, all decisions with respect to the management of the Company will be made exclusively by the officers and directors of the Company. Investors will only have rights associated with stockholders to make decisions that affect the Company. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Company.

        Therefore, the success of the Company, to a large extent, will depend on the quality of the directors and officers of the Company. Accordingly, no person should invest in the Company unless he is willing to entrust all aspects of the management of the Company to the officers and directors.

(f)	Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Company.

        The Company’s success is dependent upon the hiring of key administrative personnel. None of the Company’s officers, directors, and key employees have an employment agreement with the Company; therefore there can be no assurance that these personnel will remain employed by the Company after the termination of such agreements. Should any of these individuals cease to be affiliated with the Company for any reason before qualified replacements could be found, there could be material adverse effects on the Company’s business and prospects.

(g)	Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Company.

        Under the Company’s Articles of Incorporation, as amended and restated, and its Bylaws, as restated, the Company is permitted to indemnify directors, officers, employees and agents of the Company. In addition, the Nevada Revised Statutes provide for permissive indemnification of officers and directors. Any indemnification of directors, officer, employees, or agents could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

(g)	Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Company.

        The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Company. As a result, certain conflicts of interest may exist between the Company and its officers and/or directors that may not be susceptible to resolution. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Company. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors to the Company, any proposed investments for its evaluation.

(h)	Non-Cumulative Voting May Affect Ability of Shareholders to Influence Company Decisions.

        Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Company, and the minority shareholders will not be able to elect a representative to the Company’s board of directors.

(i)	Absence of Cash Dividends May Affect Investment Value of Company’s Stock.

        The board of directors does not anticipate paying cash dividends on the shares for the foreseeable future and intends to retain any future earnings to finance the growth of the Company’s business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements, and the general operating and financial condition of the Company, and will be subject to legal limitations on the payment of dividends out of paid-in capital.

(j)	The Company’s Quarterly and Annual Operating Results Fluctuate Significantly.

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

(j)	The Company’s Common Stock Price May Be Volatile.

        The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

•	Price and volume fluctuations in the overall stock market from time to time;

•	Significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

•	Changes in regulatory policies with respect to business development companies;

•	Actual or anticipated changes in our earnings or fluctuations in our operating results;

•	General economic conditions and trends;

•	Loss of a major funding source; or

•	Departures of key personnel.

(k)	No Assurance of Public Trading Market and Risk of Low Priced Securities May Affect Market Value of the Company’s Common Stock.

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

Critical Accounting Policies.

        The SEC has issued Financial Reporting release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”); suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company’s most critical accounting policies include: (a) the use of estimates. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results reported in its financial statements.

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

        Forward Looking Statements.

        Information in this Form 10-QSB contains “forward looking statements” within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-QSB, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of cash, expectations regarding net losses and cash flow, our need for future financing, our dependence on personnel, and our operating expenses.

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

ITEM 3.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

        The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer/principal financial officer to allow timely decisions regarding required disclosure.

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

Changes in Disclosure Controls and Procedures.

        There were no changes in the Company’s disclosure controls and procedures, or in factors that have materially affected or are reasonably likely to materially affect those controls and procedures, since their most recent evaluation.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        The Company made the following sales of unregistered (restricted) securities during the quarter ended on March 31, 2007:

        From January 22 through February 22, 2007 the Company issued 4,811,668 shares of common stock with a total value of $ 518,968 to 22 individuals for service (at $0.10-0.14 per share).

        On March 13, 2007 the Company issued 666,667 shares of common stock with a value of $ 80,000 to one individual for debt ($0.12 per share).

        From March 2 through March 21, 2007 the Company issued 1,258,762 shares of common stock with a value of $ 121,268 to four individuals for cash ($0.07-0.125 per share).

        With respect to the unregistered sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered to sophisticated investors and existing shareholders who were provided all of the current public information available on the Company.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5.   OTHER INFORMATION.

        As of March 31, 2007 the Company holds a note receivable from Amorocorp with an outstanding balance due of $ 1,669,828. The President of the Company is also the President and a shareholder of the debtor. The Company and the debtor have been in discussions concerning some form of consolidation or amalgamation of the entities which would eliminate the outstanding note receivable. The Company has requested an independent study of the matter and requested recommendations be presented to resolve this matter prior to the end of the next quarter.

ITEM 6.   EXHIBITS

10.1	Goshen Stock Purchase Agreement

10.2	Granite Limited Liability Company Interest Purchase Agreement dated May 1, 2007

31	Rule 13a-14(a)/15d-14(a) Certification of Ephren Taylor.

32	Section 1350 Certification of Ephren Taylor.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 21, 2007	City Capital Corporation By: /s/ Ephren Taylor Ephren Taylor, Principal Executive Officer