Form 10QSB
period 2007-06-30
CITY CAPITAL CORP
filed 2007-08-24
CIK 793986

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2007.

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

CITY CAPITAL CORPORATION
(Exact name of registrant as specified in charter)

Nevada	33-5902	22-2774460
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

256 Seaboard Lane Building E-101 Franklin, Tennessee 37067
(Address of principal executive offices)

(877) 367-1463
(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the July 26, 2007:  28,815,722

Transitional Small Business Disclosure Format: Yes [  ] No [  ]

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CITY CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

June 30, 2007

ASSETS
CURRENT ASSETS
Cash	$127,107
Note receivable PFDC	81,204
Note receivable – related party	2,252,972
Deposit	300,000
Total current assets	2,761,283
Property Held for Development
Land	974,740
Redevelopment houses	733,307
Total of Property Held for Development	1,708,047
Total Assets	$4,469,330
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Notes payable including accrued interest of $836,004	$5,002,856
Accounts payable and accrued expenses	289,439
Accrued consulting - related party	189,694
Unsecured liability	500,000
Debt derivative	103,213
Convertible debentures including interest of $7,838	37,125
Total current liabilities	6,122,327
LONG TERM LIABILITIES
Notes payable, noncurrent including interest of $21,705	1,150,405
Convertible debentures, noncurrent including interest of $34,035	109,748
Total liabilities	7,382,480
Commitments and contingencies	-
STOCKHOLDERS’ DEFICIT
Common stock: $0.001 par value; authorized 235,000,000 shares;
issued and outstanding: 28,015,722	28,016
Additional paid-in capital	4,706,147
Accumulated deficit	(7,027,424)
Stock subscription receivable	(619,889)
Total stockholders’ deficit	(2,913,150)
Total liabilities and stockholders’ deficit	$4,469,330

CITY CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended

	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$ 756,147	$ -	$ 828,253	$ -
Cost of Revenues	730,838	-	789,838	-
Gross Profit	25,309	-	38,415	-
Operating, general and administrative expenses:
Consulting expense	1,818,359	-	2,650,338	-
Marketing and investor relation expense	299,304	-	475,513	-
Repairs and maintenance	220,855	-	220,855	-
Other operating, general and administrative expenses	395,276	77,058	448,262	120,749
	2,733,794	77,058	3,794,968	120,749
Operating Loss	(2,708,485)	(77,058)	(3,756,553)	(120,749)
Non-operating expense (income)
Interest and Bank Charges (net of interest income)	434,597	22,996	550,853	49,020
Loss on Investment	181,817	-	181,817	-
Debt Forgiveness	-	112	-	4,486
Loss on investment in subsidiary	-	-	64,170	-
Change in fair value of debt derivative	(280,031)	-	(39,347)	-
	336,383	23,108	757,493	53,506
Net Loss	$ (3,044,868)	$ (100,166)	$ (4,514,046)	$ (174,255)
Basic and Diluted Loss Per Common Share – Net Loss	$ (0.12)	$ (0.01)	$ (0.19)	$ (0.03)
Weighted Average Number of Common Shares Used to
Compute Net Loss per Weighted Average Share	26,459,386	7,231,214	23,217,900	6,019,402

CITY CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	For the Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities
Net (loss)	$(4,514,046)	$ (174,255)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Stock issued for expenses	1,775,068	-
Loss on disposition of investment subsidiary	64,170	-
Fair value of debt derivative	(39,347)	-
Interest income	(1,700)	-
Change in operating assets and liabilities:
Notes receivable-related party	(1,067,040)	-
Notes receivable	(81,204)	30,272
Deposits	(300,000)	-
Accounts payable and accrued expense	101,821	120,411
Accrued Interest	394,511	23,490
Unsecured liability	500,000	-
Net cash used in operating activities	(3,167,767)	(82)
Cash Flows from Investing Activities
Property purchases	(1,216,232)	-
Property sales	668,838	-
Net cash used in investment activities	(547,394)	-
Cash Flows from Financing Activities
Stock for cash	127,200	-
Stock issued for debt	-	-
Convertible debentures	-	(15,350)
Proceeds from notes payable	4,408,678	14,654
Payments for notes payable	(705,636)	-
Net cash provided by (used in) financing activities	3,830,242	(696)
Increase (decrease) in cash	115,081	(778)
Cash at beginning of period	12,026	1,002
Cash at end of period	$ 127,107	$ 224

CITY CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(UNAUDITED)

	For the Six Months Ended June 30,
	2007	2006
SUPPLEMENT DISCLOSURE OF CASH
FLOW INFORMATION
Interest paid	$61,843	$-
Income taxes paid	$-	$-
NON-CASH TRANSACTIONS
Note receivable and interest income exchanged for accounts payable and debt	$45,988	$-
Redevelopment houses acquired through note receivable – related party	$185,913	$-
Notes receivable – related party acquired through note payable	$1,184,414	$-
Conversion of notes payable, debentures and accrued interest to common stock	$129,563	$60,000
Stock subscription receivable	$-	$613,020
Stock dividend	$746,035	$-
Reclassification of investment in portfolio companies and prepaid expense to land and retained earnings	$1,089,803	$-

Note 1.  Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

The accompanying Condensed Consolidated Financial Statements of City Capital Corporation.  (the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. Significant accounting policies disclosed therein have not changed except as noted below in Note 3.

As used in these Notes to the Consolidated Financial Statements, the terms the “Company”, “we”, “us”, “our” and similar terms refer to City Capital Corporation and, unless the context indicates otherwise its consolidated subsidiaries.  The Companies subsidiaries include Goshen Energy Resources, Inc. (“Goshen”), a Nevada corporation who engages in the buying, selling, and drilling of oil and gas in South Louisiana was organized on August 10, 2006; ECC Jazz Vine Street, LLC (“Vineland.”) acquired on July 31, 2006 who develops various properties in major cities within the United States; City Capital Rehabilitation, LLC (“City Capital Rehab”), a Missouri limited liability company, who engages in real estate development and was organized on April 3, 2007.   Goshen remained dormant until the first quarter of 2007.

Effective December 1, 2004 the Company commenced operating as a Business Development Company (“BDC”) under Section 54(a) of the Investment Company Act of 1940 (“1940 Act”).  On November 11, 2006 the Company presented for shareholder approval a resolution to withdraw the Company’s election to continue to operate as a Business Development Company.  On December 11, 2006 and subsequent to the approval of its shareholders the Company filed form 14-C with the Securities and Exchange Commission to withdraw its status as a BDC. Subsequent to this filing the withdrawal became effective on January 3, 2007.

Although the nature of the Company’s operations and its reported financial position, results of operations and cash flows are dissimilar for the periods subsequent to becoming a BDC, its unaudited operating results and cash flows for the periods ended June 30, 2006 and June 30, 2007 are presented in the accompanying financial statements pursuant to Regulation S-B.

On March 29, 2007 the Company sold its wholly owned subsidiary Perfect Turf disposing of the last segment of the turf business. Under the terms of the agreement, the Company’s notes payable and convertible debentures plus accrued interest was reduced by $191,225. The Company incurred a loss of $64,170 on the disposition of the investment subsidiary.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and accounts have been eliminated in consolidation.

Note 2.

Going Concern

As shown in the accompanying interim condensed consolidated financial statements, the Company has incurred a net loss of $4,514,046 for the six months ended June 30, 2007 and has reported an accumulated deficit of $7,027,424.  This coupled with our recent withdraw as a BDC and commencement of new operations raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 3.

Critical Accounting Policies

Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” the Company records valuation adjustments on land inventory and related communities under development when events and circumstances indicate that they may be impaired and when the cash flows estimated to be generated by those assets are less than their carrying amounts.  The Company did not record valuation adjustments on land inventory as of June 30, 2007 as no triggering event or impairment had occurred.

Net realizable value adjustments — land held for sale

In accordance with SFAS 144, the Company values long-lived assets held for sale at the lower of carrying amount or fair value less cost to sell.

Redevelopment Houses Inventory

Finished redevelopment house inventories are stated at the lower of accumulated cost or net realizable value. Inventories under development or held for development are stated at accumulated cost, unless certain facts indicate such cost would not be recovered from the cash flows generated by future disposition. In this instance, such inventories are measured at fair value.

Sold units are expensed on a specific identification basis. Under the specific identification basis, cost of sales includes the rehabilitation cost of the home, closing costs and commissions.

Revenue Recognition

Homebuilding revenue and related profit are generally recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer.   Buyers are required to obtain independent financing for purchase of our real estate properties.

Recent Accounting Pronouncements

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

Note 4.

Note receivables

On June 29, 2007 the Company entered into a debt exchange agreement where we exchanged our note receivable plus interest of $45,988 for relief of $17,203 in notes payable and $28,785 in accounts payable.

During 2007 we have loaned money or paid expenses principally consisting of legal and accounting fees on behalf of PFDC, a Company that we are completing due diligence in anticipation of acquisition.  We have recorded these items as notes receivable as we anticipate applying the amount to the acquisition price at closing.

As of June 30, 2007 the Company holds a note receivable from Amorocorp with an outstanding balance of $2,252,972. The President of the Company is also the President and a shareholder of the debtor. The Company and the debtor have been discussing this matter and are studying potential forms of consolidation or amalgamation which would eliminate the outstanding debt. The Company has requested an independent study of the matter with recommendations being presented for resolution prior to the end of the next quarter.  As of June 30, 2007 $49,068 was converted to common stock of the Company.

This Note Receivable to AmoroCorp changed in 2007 from 2006 by $2,114,609 due to the following components:

June 30, 2007
Cash extended to AmoroCorp	$1,241,050
Expenses for rehabilitation houses paid on behalf of the Company by AmoroCorp	(185,913)
Proceeds for notes payable that were deposited directly to AmoroCorp	1,184,414
Expenses paid on behalf of AmoroCorp by the Company	(386,835)
Stock issued by the Company for a single note payable of AmoroCorp	49,068
Proceeds from the sale of three redevelopment homes deposited into AmoroCorp	212,825
$2,114,609

Note 5.

Deposit

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

In the first quarter 2007, we paid $200,000 to in repairs and maintenance for the to an oil pump.  We have expensed that in repairs and maintenance as of June 30, 2007.

On May 8, 2007 we paid $300,000 toward the lease.  Payment terms to acquire the minerals rights included a payment on July 27, 2007.  The Company was unable to make this payment and has subsequent lost its deposit and lease of the oil and gas properties.

Note 6.

Property Held for Development

As disclosed above the Company elected to withdraw its status as a business development company.  Upon this withdraw our investment in Vineland became a subsidiary and resulted in the separate recognition of land valued at $974,740.

The Company directly owns certain buildings including houses that are purchased for refurbishing and resale.

The value of the property is carried by the Company at cost.

Note 7.

Related Parties

In October 2004, the Company entered into an employment contract with Gary Borglund, President and the CEO of the Company. Under the terms of the agreement Mr. Borglund is paid a base amount of $80,000 per annum plus certain incentives as approved by the Board of Directors of the Company. The Contract was terminate as of December 31, 2006. As of June 30, 2007 the Company had an outstanding balance due Mr. Borglund of $95,694 which is included in accrued consulting.

On August 24, 2006 the Company entered into an agreement with Amorocorp, Inc. (Contractor) where by Amorocorp supplies management and financial services including accounting and legal services to the Company. Under the terms of the agreement the Company pays the Contractor $100,000 per month for a term of one year for the services it renders to the Company. The Chairman and CEO of the Company is also the President and a shareholder of the Contractor.  This agreement was terminated effective June 30, 2007.

Note 8.

Unsecured Liability

In April 2007, the Company entered into an agreement with an independent third party (“client”) to provide consulting services to invest funds of the client in real estate related ventures.  As compensation for this service the Company is paid 20% of the gross proceeds received each month by the client as a result of service performed by the Company until the client received gross proceeds of $100,000.  After the client has received gross proceeds of $100,000 the Company fee increases to 80% of the gross proceeds received each month by the client.  As of June 30, 2007 we have received $500,000 from the client.  We have not yet invested those funds in real estate projects that have generated profit.

Note 9.

Notes Payable and Line of Credit

As of June 30, 2007 $27,000 of notes payable have been converted to common stock of the Company.

The Company entered into a Line of Credit Agreement with Lucian Group on October 13, 2006.  On June 12, 2007, the Company terminated the agreement without penalty.

On August 13, 2007 the Company entered into a several agreements wherein in it assigned its obligations under eighteen promissory notes to the Lucian Group, a New York corporation. The promissory notes have an aggregate principal amount of $4,377,700 and assignment is subject to the consent of the promissory note holders. Consenting Promissory Note Holders will be issued shares of common stock in the registrant at the rate of one share for each dollar of principal assigned, a total of 4,377,000 shares. In consideration of the assumption of the Promissory Note liabilities, the registrant will assign and transfer to the Lucian Group, its 100% ownership interests in three limited liability companies. The limited liability companies are: ECC Vine Street Real Estate Acquisitions, LLC, a Missouri limited liability company; City Capital Rehabilitation, LLC, a Missouri limited liability company; and The Hough Initiative, LLC, an Ohio limited liability company. The registrant will also issue 15,000,000 shares of its common stock to the Lucian Group upon closing of the agreements. Closing is subject to the consent to the assumptions by all of the Promissory Note Holders.

The purpose and effect of the transactions is to reduce the registrant’s liabilities by approximately $4,400,000.

Our notes payable as of consists of the following:

		June 30, 2007
12%	note payable to Newport Financial principal and interest due January 2, 2001.	$250,000
0%	note payable to Mosaic Composite principal and interest due on demand.	32,797
0%	note payable to Mendota Capital principal and interest due on demand.	24,445
12%	note payable to an individual principal and interest due on demand.	30,607
12%	note payable to an individual principal and interest due on demand.	30,000
12%	note payable to an individual principal and interest due on demand.	20,000
12%	note payable to an individual, principal and interest due March 6, 2007. On April 2, 2007 the principle and interest maturity was extended to July 2, 2007	50,000
12%	note payable to an individual, principal and interest due April 9, 2007. On April 16, 2007 the principle and interest maturity was extended to July 16, 2007.	23,500

15%	note payable to an individual, principle due March 30, 2010. Interest of $14,963 payable quarterly beginning March 30, 2007. All interest payments are current.	399,000
15%	note payable to an individual, principle due March 30, 2010. Interest of $4,125 payable quarterly beginning March 30, 2007. Interest due for the second quarter 2007 has not been paid.	110,000
12%	note payable to an individual, principle and interest due April 30, 2007. On May 8, 2007 the principle and interest maturity was extended to August 6, 2007.	64,000
12%	note payable to an individual, principle and interest due April 30, 2007. On May 8, 2007 the principle and interest was extended to August 6, 2007.	49,000
15%	note payable to an individual, principle due February 29, 2010. Interest of $1,088 payable quarterly beginning March 30, 2007. Interest due for the second quarter 2007 has not been paid.	29,000
15%	note payable to an individual, principle due March 16, 2010. Interest of $10,913 payable quarterly beginning March 16, 2007. Interest due for the second quarter 2007 has not been paid.	291,000
5%	note payable to Trust Me I, LLC, principle due March 9, 2008. Interest of $6,250 payable quarterly beginning June 9, 2007. All interest payments are current.	500,000
15%	note payable to an individual, principle due March 30, 2010. Interest of $7,466 payable quarterly beginning March 30, 2007. All interest payments are current.	199,100
12%	note payable to an individual, principle and interest due June 20, 2007. On June 21, 2007 the principle and interest maturity was extended to September 19, 2007.	49,000
12%	note payable to an individual, principle and interest due July 2, 2007.	109,760
12%	note payable to an individual, principle and interest due July 9, 2007. On July 10, 2007 principle and interest maturity was extended to October 8, 2007.	50,000
12%	note payable to an individual, principle and interest due July 9, 2007.	35,000
15%	note payable to an individual, principle and interest due July 12, 2007.	667,914
7%	note payable to an individual, principle and interest due July 23, 2007.	100,000
12%	note payable to an individual, principle and interest due July 16, 2007.	80,000
15%	note payable to an individual, principle due March 19, 2010. Interest of $3,773 payable quarterly beginning June 19, 2007. Interest due for the second quarter 2007 has not been paid.	100,600
24%	note payable to an individual, principle and interest due August 6, 2007.	250,000
12%	note payable to an individual, principle and interest due August 7, 2007.	385,500

12%	note payable to an individual, principle due May 30, 2008. Interest of $900 payable quarterly beginning August 30, 2007.	30,000
12%	note payable to an individual, principle and interest due August 13, 2007.	500,000
12%	note payable to an individual, principle and interest due July 16, 2007.	300,000
12%	note payable to an individual, principle and interest due August 15, 2007.	93,254
12%	note payable to an individual, principle and interest due August 20, 2007.	94,574
12%	note payable to an individual, principle and interest due August 28, 2007.	237,500
24%	note payable to an individual, principle and interest due August 30, 2007.	60,000
12%	note payable to an individual, principle and interest due September 2, 2007.	50,000
	Total Notes Payable	5,295,552
	Less: Notes Payable, current	(4,166,852)
	Notes Payable, long term	$1,128,700

Note 10.

 Convertible Notes

The Company has certain outstanding convertible notes bearing an annual interest rate of 9.5% and a maturity of three years. The notes contain a convertible feature allowing the holder to convert their debt and accrued interest at any time over the life of the instrument based on the 30-day average closing price prior to conversion. Due to the moving conversion price of our convertible debt we have bifurcated the conversion feature from the host debt instrument in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, accounted for these conversion features as derivative instruments, and valued these conversion features using the Black Scholes valuation model. Based on the calculations per the valuation model the Company incurred a charge to Other Income of $280,031 for the three months ended June 30, 2007 and $39,347 for the six months ended June 20, 3007.

As of June 30, 2007 the amount of the convertible notes outstanding totals $105,000 plus accrued interest of $38,388, of which $37,125 was short term.   As of June 30, 2007 $53,495 of principle and interest was converted to common stock.

Note 11.

 Potential Restatement of Prior Years Financials

The Company in its 10-KSB for the year ending December 31, 2006 accounted for the conversion features of the convertible notes that had not been calculated in the prior years. Due to this calculation, the year 2006 in the 10-KSB reflected the derivate calculation; however calculations were not completed for each quarter of the years. Thus the financial statement for the prior period ending March 31, 2006 contain herein have not been restated to reflect a derivative calculation and potentially may need to be restated in the future.

Note 12.

 Stockholder’s Equity

The authorized common stock of the Company consists of 235,000,000 shares of common stock with par value of $0.001.

For the six months ended June 30, 2007 we issued stock as follows:

▪

981,252 shares for $127,200 in cash at an average per share price of $0.13 per share

▪

7,166,668 shares for services valued at $1,775,068

▪

1,031,592 shares for note receivable, debt and interest conversion valued at $129,563

▪

1,290,761 shares for a stock dividend declared April 23, 2007 valued at $746,035

As of July 11, 2007, all consultant contracts were canceled due to the financial position of the Company.  Due to this we have accounted for all shares issued for services as fulfilled as of June 30, 2007 as no further consultant services were performed against any outstanding contracts after this date.

As disclosed above, on August 13, 2007 the Company entered into a several agreements wherein in it assigned its obligations under eighteen promissory notes to the Lucian Group.  The resulting 19,400,000 shares to be issued upon closing is equal to 75% of the outstanding shares on August 13, 2007 and is expected to represent 43% of the outstanding after closing. Lucian Group will own 33% of the outstanding common stock after the transaction. There are no plans or arrangements with Lucian Group which would result in a change in the current board of directors of the registrant and no such plans or arrangements are anticipated.

Note 13.

 Sale of Subsidiary

On March 29, 2007 the Company entered into agreement to sell its operating subsidiary Perfect Turf, Inc. Under terms of the agreement the buyer of Perfect Turf, Inc assumed $191,255 of the Company’s debt including a combination certain of the Company’s notes payable, convertible debentures and the interest on the assumed debt.  The Company incurred a loss of $64,170 on the disposition of the investment subsidiary primarily due to the unrealized depreciation held by the Company of $166,007 offset by our investment of $59,388 as of December 31, 2006.  We not have presented discontinued operations for this entity as Perfect Turf had no operations and was held on as an investment on our balance sheet.

As disclosed above, the Company has entered into an agreement to assign or transfer 100% of its ownership interests in three limited liability companies, Vineland, City Capital Rehab and the Hough Initiative, LLC.  On August 15, 2007 the Company entered into an assignment of interest to purchase 60% of the membership interest in the Hough Initiative, LLC for 6,000,000 shares of the Company.  The Hough Initiative, LLC was organized in April 2005 in Ohio, is in real estate development and has remained dormant since its inception.

Assets and liability of Vineland and City Capital Rehab included in our financials as of June 30, 2007 have been presented as held and used in accordance with the Financial of Accounting Standard No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets.

Note 14.

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

Note 15.

 Purchase Agreement

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

The Company paid $150,000 as a non-refundable deposit and $31,817 of other operating expenses on behalf of Granite.

On May 23, 2007, after performing additional due diligence the Company determined that it was not in their best interest to continue with the acquisition and so notified Granite.  We have expensed $181,817 as loss on investment as of June 30, 2007.

Note 16.

 Subsequent Events

Subsequent to June 30, 2007, the Company issued the following shares of stock:

▪

On July 26, 2007, the Company issued 500,000 restricted common stock to its immediate past CEO as part of his release agreement for $125,000 at $0.25 per share.

▪

On July 26, 2007, the Company issued 300,000 shares of restricted common stock to an unaffiliated third party for services for $75,000 at $0.25 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. References in this section to "City Capital Corporation” the "Company," "we," "us," and "our" refer to City Capital Corporation and our direct and indirect subsidiaries on a consolidated basis unless the context indicates otherwise.

This interim report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

OVERVIEW

The Company is engaged  in leveraging investments, holdings and other assets to create self-sufficiency for communities around the country and the world.  City Capital currently manages diverse assets and holdings including real estate developments, such as the Kansas City (Missouri) Historic Jazz District; buying, selling and drilling oil and gas properties, Green Energy and more.

City Capital makes strategic investments and acquisitions that will yield a positive return on investment.  Our intent is to acquire assets at a significant discount to market, and then rebuild them for sale or cash flow. These investments will also serve the communities we operate in by creating economic opportunities for underserved populations.  Through the Goshen Energy subsidiary we are identifying opportunities within the Bio Fuel market domestically and internationally.

RECENT DEVELOPMENTS

On April 6, 2007 the Company organized City Capital Rehabilitation, LLC – The Company was organized to purchase, renovate and sell distressed properties across the country.  Homes are targeted for purchase and renovation for at least 65% of the After Repaired Value.  We feel this will allow for discounted sales with an acceptable profit margin.

The Company entered into a Line of Credit Agreement with Lucian Group on October 13, 2006.  On June 12, 2007, the Company terminated the agreement without penalty.

On August 13, 2007 the registrant entered into a several agreements wherein in it assigned its obligations under eighteen promissory notes to the Lucian Group, a New York corporation. The promissory notes have an aggregate principal amount of $4,377,700 and assignment is subject to the consent of the promissory note holders. Consenting Promissory Note Holders will be issued shares of common stock in the registrant at the rate of one share for each dollar of principal assigned, a total of 4,377,000 shares. In consideration of the assumption of the Promissory Note liabilities, the registrant will assign and transfer to the Lucian Group, its 100% ownership interests in three limited liability companies. The limited liability companies are: ECC Vine Street Real Estate Acquisitions, LLC, a Missouri limited liability company; City Capital Rehabilitation, LLC, a Missouri limited liability company; and The Hough Initiative, LLC, an Ohio limited liability company. The registrant will also issue 15,000,000 shares of its common stock to the Lucian Group upon closing of the agreements. Closing is subject to the consent to the assumptions by all of the Promissory Note Holders.

Purpose and effect of the transactions is to reduce the registrant’s liabilities by approximately $4,400,000. The 19,400,000 shares to be issued upon closing is equal to 75% of the currently outstanding shares and will represent 43% of the outstanding after closing. Lucian Group will own 33% of the outstanding common stock after the transaction. There are no plans or arrangements with Lucian Group which would result in a change in the current board of directors of the registrant and no such plans or arrangements are anticipated.

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations” following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Our most critical accounting estimates include the assessment of our inventory valuation.

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:.

Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” the Company records valuation adjustments on land inventory and related communities under development when events and circumstances indicate that they may be impaired and when the cash flows estimated to be generated by those assets are less than their carrying amounts.  The Company did not record valuation adjustments on land inventory as of June 30, 2007 as no triggering event or impairment had occurred.

Net realizable value adjustments — land held for sale

In accordance with SFAS 144, the Company values long-lived assets held for sale at the lower of carrying amount or fair value less cost to sell.

Redevelopment Houses Inventory

Finished redevelopment house inventories are stated at the lower of accumulated cost or net realizable value. Inventories under development or held for development are stated at accumulated cost, unless certain facts indicate such cost would not be recovered from the cash flows generated by future disposition. In this instance, such inventories are measured at fair value.

Sold units are expensed on a specific identification basis. Under the specific identification basis, cost of sales includes the rehabilitation cost of the home, closing costs and commissions.

Revenue Recognition

Homebuilding revenue and related profit are generally recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer.   Buyers are required to obtain independent financing for purchase of our real estate properties.

Results of Operations for the three months ended June 30, 2007 compared to the three months ended June 30, 2006

Results of operations consist of the following:

	June 30, 2007	June 30, 2006	$ Change	% Change
Revenues	$ 756,147	$ -	$ 756,147	100%
Cost of Revenues	730,838	-	730,838	100%
Gross Profit	25,309	-	25,309	100%
Operating, General and Administrative Costs	2,733,794	77,058	2,656,736	3448%
Net Operating Loss	$ (2,708,485)	$ (77,058)	$ (2,631,427)	3415%

The results of operations reflected in this discussion include historical operations of the Company as a BDC during the period January 1, 2006 through March 31, 2006 and January 1, 2007 through January 3, 2007 and not as a BDC during January 4, 2007 through June 30, 2007. Thus the results which are indicatives of the Company’s results may not be comparative as to operations.

(a)	Revenues and Cost of Revenue

The Company reported zero revenue for the three months ended June 30, 2006. For the three months ended June 30, 2007, the Company generated revenues of $756,147.  Cost of revenue was zero for the three months ended June 30, 2006 compared to $730,838 for the three months ended June 2007.  Revenues and cost of revenue was the result of the Company’s changing from a BDC to operating company as of January 3, 2007.  For the three months ended June 30, 2007 the Company sold 9 redeveloped homes.

(b)	Operating, General, and Administrative Expenses.

The operating loss for the three months ended June 30, 2006 was $77,058. This compares to an operating loss for the same period in 2007 totaling $2,733,794. The increase in the loss for the period ending June 30, 2007 over June 30, 2006 was attributable to increased consulting cost including stock for services of $1,775,359, inclusive of Amorocorp consulting contract of $300,000 which has been canceled, marketing and investor relations cost of $298,094 to promote our company and stock, accounting and legal fees of $50,086 due to more investment activities, commissions due to stock issuance of $121,000, repairs and maintenance of $220,855, payroll of $110,451 and travel to promote the Company of $72,350.  Many of these expenses we did not have in the same period of 2006 as were a BDC and functioned without operations or personnel.

(c)	Non-operating expense (income).

The Company incurred interest charges (net of interest income) of $22,996 in the three months ended June 30, 2006, compared with such charges of $411,601in the three months ended June 30, 2007. The interest expense increase in the quarter ended June 30, 2007 to attributable to significant increased borrowing during the period ending June 30, 2007.

The Company also incurred a loss on investment of $181,817 due to a rescission of an acquisition.  Also, due to a drop in our stock price we have picked up $280,031 in the change in fair value of our debt derivative.

Results of Operations for the six months ended June 30, 2007 compared to the six months ended June 30, 2006

Results of operations consist of the following:

	June 30, 2007	June 30, 2006	$ Change	% Change
Revenues	$ 828,253	$ -	$ 828,253	100%
Cost of Revenues	789,838	-	789,838	100%
Gross Profit	38,415	-	38,415	100%
Operating, General and Administrative Costs	3,794,968	120,749	3,674,219	3043%
Net Operating Loss	$ (3,756,553)	$ (120,749)	$ (3,635,804)	3011%

The results of operations reflected in this discussion include historical operations of the Company as a BDC during the period January 1, 2006 through March 31, 2006 and January 1, 2007 through January 3, 2007 and not as a BDC during January 4, 2007 through June 30, 2007. Thus the results which are indicatives of the Company’s results may not be comparative as to operations.

(a)	Revenues and Cost of Revenue

The Company reported zero revenue for the six months ended June 30, 2006. For the six months ended June 30, 2007, the Company generated revenues of $828,253.  Cost of revenue was zero for the six months ended June 30, 2006 compared to $789,838 for the six months ended June 2007.  Revenues and cost of revenue was the result of the Company’s changing from a BDC to operating company as of January 3, 2007.  For the six months ended June 30, 2007 the Company sold 10 redeveloped homes.

(b)	Operating, General, and Administrative Expenses.

The operating loss for the six months ended June 30, 2006 was $120,749. This compares to an operating loss for the same period in 2007 totaling $3,794,968.  The increase in the loss for the period ending June 30, 2007 over June 30, 2006 was attributable to increased consulting cost including stock for services of $2,568,487, inclusive of Amorocorp consulting contract of $600,000 which has been canceled, marketing and investor relations cost of $473,995 to promote our company and our stock, accounting and legal fees of $89,914 due to more investment activities, commissions due to stock issuance of $121,000, repairs and maintenance of $220,855, payroll of $110,451 and travel to promote the Company of $67,306.  Many of these expenses we did not have in the same period of 2006 as were a BDC and functioned without operations or personnel.

(c)	Non-operating expense (income).

The Company incurred interest charges (net of interest income) of $49,020 in the six months ended June 30, 2006, compared with such charges of $550,853 in the six months ended June 30, 2007. The interest expense increase in the quarter ended June 30, 2007 to attributable to significant increased borrowing during the period ending June 30, 2007.

The Company also incurred a loss on investment of $181,817 due to a rescission of an acquisition.  Due to a drop in our stock price we have picked up $39,347 in the change in fair value of our debt derivative.  Also, for the six months ended June 30, 2007 we recorded a loss of $64,170 due to the disposal of an investment carried when we were a BDC.

Liquidity and Capital Resources.

	June 30, 2007	December 31, 2006	$ Change	% Change
Cash	$ 127,107	$ 12,026	$ 115,081	957%
Notes Receivable	$ 2,334,176	$ 44,288	$ 2,289,888	5170%
Accounts Payable and Accrued Expenses	$ 479,133	$ 406,096	$ 73,037	18%
Notes Payable, Convertible Debentures and Debt Derivative	$ 6,403,347	$ 1,449,651	$ 4,953,696	342%

We have financed our operations during the quarter primarily through use of cash on hand and incurrence of additional notes payable. As of June 30, 2007, we had total current liabilities of $6,122,327 compared to $1,855,747 as of December 31, 2006.  The increase in current liabilities is primarily due to a significant increase in Notes Payable and an Unsecured Liability offset by a decrease in our Convertible Debentures as several of our debenture holders elected to convert their notes to common stock.

Cash increased 957% as of June 30, 2007 due to the above.  Our debt load will put considerable strain on our cash resources for the remainder of 2007.

As of June 30, 2007, our Notes Receivable increased to $2,334,176 compared to $44,288 at December 31, 2006.  The President of the Company is also the President and a shareholder of the debtor. The Company and the debtor have been discussing this matter and are studying potential forms of consolidation or amalgamation which would eliminate the outstand debt. The Company has requested an independent study of the matter with recommendations being presented for resolution prior to the end of the next quarter, however, there can be no guarantee that the Company will come to a resolution by our next quarter filing.

We had $127,107 cash on hand as of June 30, 2007 compared to $12,026 as of December 31, 2006.  Due to our cash and debt balances subsequent to June 30, 2007 we have taken measures to reduce costs (including cancelling all non-essential consulting contracts), decrease our debt (with our August 13, 2007 Form 8-K announcement referenced in our financial statements above) and look for other ways to improve our cash flows.  We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and planned expansion.  There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

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

The market of real estate development and the oil and gas industry is intensely competitive and the Company expects competition to continue to increase. In addition some competitors in the Company’s market have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the Company does. To be competitive, the Company believes that it must, among other things, invest significant resources in developing new products, improve its current products and maintain customer satisfaction. Such investment will increase the Company’s expenses and affect its profitability. In addition, if it fails to make this investment, the Company may not be able to compete successfully with its competitors, which could have a material adverse effect on its revenue and future profitability

(d)	Market Changes May Affect Operation of Company.

The markets in which the Company competes are characterized by rapid change, frequent new product introductions, evolving industry standards and changing needs of customers. There can be no assurance that the Company’s existing products will continue to be properly positioned in the market or that the Company will be able to introduce new or enhanced products into the market on a timely basis, or at all.

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

(h)	Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Company.

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

(i)	Non-Cumulative Voting May Affect Ability of Shareholders to Influence Company Decisions.

Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Company, and the minority shareholders will not be able to elect a representative to the Company’s board of directors.

(j)	Absence of Cash Dividends May Affect Investment Value of Company’s Stock.

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

(k)	The Company’s Common Stock Price May Be Volatile.

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

ITEM 3. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that in the second quarter of 2007 as part of our transition from a business development company to an operating company we have a significant deficiency in relation to our Notes Receivable – AmoroCorp at the business transaction level.  Specifically, that many transactions that should have come directly to or through the Company went through AmoroCorp due to clerical errors on wire transfer directions for our Notes Payable transactions or Sales of Rehabilitated Homes, in addition to the Company paying expenses on behalf of AmoroCorp or AmoroCorp paying expenses on behalf of the Company.  We understand that if this significant deficiency is not rectified by year end that it will elevate to a material weakness and is further disclosable in our annual Form 10-KSB.  As of period end we have conducted a thorough review of all transactions that were affected and we believe we have properly reflected all revenues and expenses in the property period and in the proper company.  We have further disclosed the movement of the Notes Receivable – AmoroCorp for 2007 in the financials statements in this filing.

Except as previously disclosed above, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Except as previously disclosed above, there was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made the following sales of unregistered (restricted) securities during the quarter ended on June 30, 2007:

On May 22, 2007, the Company canceled 666,667 originally issued for debt.

On April 20, 2007, the Company issued 625,000 shares of restricted common stock to unaffiliated third parties for services for $362,500 at $0.58 per share.

On April 24, 2007, the Company issued 36,586 shares of restricted common stock to an unaffiliated third party for cash for $15,000 at $0.41 per share.

On April 25, 2007, the Company issued 230,000 shares of restricted common stock to an unaffiliated third party for services for $119,600 at $0.52 per share.

On April 30, 2007, the Company issued 625,000 shares of restricted common stock to unaffiliated third parties for services for $356,250 at $0.57 per share.

On April 30, 2007, the Company issued 800,531 shares of restricted common stock to unaffiliated third parties as a stock dividend, declared on April 23, 2007, for $432,287 at $0.54 per share.

On May 2, 2007, the Company issued 25,000 shares of restricted common stock to an unaffiliated third party for services for $13,250 at $0.53 per share.

On May 8, 2007, the Company issued 24,391 shares of restricted common stock to an unaffiliated third party for cash for $10,000 at $0.41 per share.

On May 8, 2007, the Company issued 100,000 shares of restricted common stock to an unaffiliated third party for services for $64,000 at $0.64 per share.

On May 10, 2007, the Company issued 36,667 shares of restricted common stock to an unaffiliated third party for cash for $16,500 at $0.45 per share.

On May 18, 2007, the Company issued 385,714 shares of restricted common stock to an unaffiliated third party for debt for $27,000at $0.07 per share.

On May 18, 2007, the Company issued 50,000 shares of restricted common stock to an unaffiliated third party for services for $21,500 at $0.43 per share.

On May 21, 2007, the Company issued 500,000 shares of restricted common stock to an unaffiliated third party for services for $235,000 at $0.47 per share.

On June 14, 2007, the Company issued 200,000 shares of restricted common stock to an unaffiliated third party for services for $84,000 at $0.42 per share.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS.

(a) The following exhibits are filed with this report.

31.1 Certification by Chief Executive Officer pursuant to Sarbanes Oxley Section 302. 32.1 Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITY CAPITAL CORPORATION

DATED: August 24, 2007	BY:	/s/ EPHREN W. TAYLOR II
EPHREN W. TAYLOR II, CHAIRMAN
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)