Form 10QSB
period 2007-09-30
CITY CAPITAL CORP
filed 2007-11-20
CIK 793986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED September 30, 2007.

                                       OR

 / / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
              OF 1934 FOR THE TRANSITION FROM _______ TO ________.

                         COMMISSION FILE NUMBER 33-5902

                            CITY CAPITAL CORPORATION
        (Exact Name of Small Business Issuer as Specified in its Charter)


           Nevada                                               22-2774460
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


 256 Seaboard Lane Building E-101
       Franklin, Tennessee                                               37067
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip code)


                    Issuer's telephone number: (877) 367-1463

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the November 19, 2007: 52,728,758

Transitional Small Business Disclosure Format: Yes / / No / /

                                TABLE OF CONTENTS


                                                                          Page
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements                                             4
Item 2.  Management's Discussion and Analysis or Plan of Operation        13
Item 3.  Controls and Procedures                                          19
PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                                20
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      20
Item 3.  Defaults Upon Senior Securities                                  21
Item 4.  Submission of Matters to a Vote of Security Holders              21
Item 5.  Other Information                                                21
Item 6.  Exhibits                                                         21
SIGNATURES                                                                22

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CITY CAPITAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                           September 30,
                                                                                   2007
                                                                            -----------
ASSETS

CURRENT ASSETS
         Note receivable PFDC                                               $    81,744
         Note receivable - related party                                      2,242,583
         Other Asset                                                              1,000
                Assets held for sale                                          1,703,099
                                                                            -----------

               Total current assets                                           4,028,426
                                                                            -----------

                                   Total Assets                             $ 4,028,426
                                                                            ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
         Bank Overdraft                                                     $       301
         Accounts payable and accrued expenses                                  316,735
         Accrued consulting - related party                                     195,694
         Unsecured liability                                                    549,582
         Notes payable including accrued interest of $544,264                 1,516,052
         Debt derivative                                                         91,632
         Convertible debentures including interest of $8,551                     38,551
         Escrowed monies for discontinued operations                            150,000
                                                                            -----------

               Total current liabilities                                      2,858,547

LONG TERM LIABILITIES
         Convertible debentures, noncurrent including interest of $35,816       110,816
                                                                            -----------

               Total liabilities                                              2,969,363
                                                                            -----------
STOCKHOLDERS' DEFICIT
         Common stock: $0.001 par value; authorized 235,000,000 shares;
           33,325,722 issued and outstanding                                     33,326
         Additional paid-in capital                                           5,660,037
         Accumulated deficit                                                 (8,492,300)
         Stock subscription payable (receivable), net                         3,858,000
                                                                            -----------

               Total stockholders' deficit                                    1,059,063
                                                                            -----------

               Total liabilities and stockholders' deficit                  $ 4,028,426
                                                                            ===========

  See accompanying Notes to these Condensed Consolidated Financial Statements.


                    CITY CAPITAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     For the Three Months Ended      For the Nine Months Ended
                                                          September 30,                   September 30,
                                                    ----------------------------    ----------------------------
                                                         2007           2006             2007           2006
                                                    ------------    ------------    ------------    ------------
Revenues                                            $    120,264    $         --    $    948,518    $         --

Cost of revenues                                          46,432              --         715,270              --
                                                    ------------    ------------    ------------    ------------

Gross profit                                              73,832              --         233,248              --

Operating, general and administrative expenses:
   Consulting expense                                  1,062,697              --       3,713,035              --
   Marketing and investor relation expense                 7,152              --         603,666              --
   Repairs and maintenance                                 1,900              --         222,755              --
   Other operating, general and administrative
   expenses                                              323,915         243,473         772,177         373,193
                                                    ------------    ------------    ------------    ------------
                                                       1,395,664         243,473       5,311,634         373,193

Operating loss                                        (1,321,832)             --      (5,078,385)             --

 Non-operating expense (income)
   Interest charges (net of interest income)             (53,375)         63,139         497,478         112,160
   Loss on investment                                    300,000              --         481,817              --
   Debt forgiveness                                           --              --              --          (4,486)
   Loss on investment in subsidiary                           --              --          64,170              --
   Other income                                          (92,000)             --         (92,000)             --
   Change in fair value of debt derivative               (11,581)             --         (50,928)             --
                                                    ------------    ------------    ------------    ------------
                                                         143,044          63,139         900,537         107,674

                                                    ------------    ------------    ------------    ------------
 Net loss                                           $ (1,464,876)   $   (306,612)   $ (5,978,922)   $   (480,867)
                                                    ============    ============    ============    ============

 Basic and diluted loss per common share            $      (0.05)   $      (0.02)   $      (0.23)   $      (0.06)
                                                    ============    ============    ============    ============

 Weighted average number of common shares used to
     compute net loss per weighted average share      31,638,295      12,592,115      25,999,071       8,548,933
                                                    ============    ============    ============    ============

  See accompanying Notes to these Condensed Consolidated Financial Statements.


                    CITY CAPITAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                       For the Nine Months Ended
                                                              September 30,
                                                         2007              2006
                                                       -----------    -----------
Cash Flows from Operating Activities
    Net (loss)                                         $(5,978,922)   $  (480,867)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
    Stock issued for expenses                            2,734,268             --
    Loss on disposition of investment subsidiary            64,170             --
    Fair value of debt derivative                          (50,928)            --
    Interest income                                         (1,700)            --
Change in operating assets and liabilities:
    Prepaid-related party                                       --       (130,248)
    Notes receivable-related party                      (1,146,400)            --
    Notes receivable                                       (81,744)       (58,077)
    Bank overdraft                                             301             --
    Accounts payable and accrued expense                   135,118         54,444
    Accrued expense-related party                               --         43,270
    Accrued Interest                                       198,346             --
    Unsecured liability                                    549,582             --
                                                       -----------    -----------

Net cash (used in) operating activities                 (3,577,910)      (571,478)

Cash Flows from Investing Activities:
    Advances to Portfolio Company                               --         75,148
    Assets held for sale                                  (513,696)            --
                                                       -----------    -----------

Net cash (used in) provided by investment activities      (513,696)        75,148

Cash Flows from Financing Activities:
    Stock for cash                                         127,200        512,745
    Stock issued for debt                                       --         60,000
    Convertible debentures                                      --        (16,291)
    Proceeds from notes payable                          4,658,865             --
    Payments for notes payable                            (706,484)       (38,679)
                                                       -----------    -----------

Net cash provided by financing activities                4,079,581        517,775

Increase (decrease) in cash                                (12,026)        21,445
Cash at beginning of period                                 12,026          1,003
                                                       -----------    -----------
Cash at end of period                                  $        --    $    22,448
                                                       ===========    ===========

  See accompanying Notes to these Condensed Consolidated Financial Statements.



                    CITY CAPITAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)


                                                                For the Nine Months
                                                                Ended September 30,
                                                                2007          2006
                                                               -----------------------
SUPPLEMENT DISCLOSURE OF CASH
       FLOW INFORMATION
           Interest paid                                       $  249,558   $       --
           Income taxes paid                                   $       --   $       --


NON-CASH TRANSACTIONS
       Note receivable and interest income exchanged for
          accounts payable and debt                            $   45,988   $       --
       Redevelopment houses acquired through note
           receivable - related party                          $  214,663   $       --
       Notes receivable - related party acquired through
           note payable                                        $1,123,414   $       --
       Conversion of notes payable, debentures and
           accrued interest to common stock                    $  129,563   $   60,000

       Stock dividend                                          $  746,035   $       --
       Reclassification of investment in portfolio companies
           and prepaid expense to land and retained earnings   $1,089,803   $       --
       Conversion of notes payable, debentures and
           accrued interest to common stock                    $       --   $  502,002

       Stock subscription payable (receivable), net            $4,477,891   $1,879,236



  See accompanying Notes to these Condensed Consolidated Financial Statements.

Note 1. Basis of Presentation and Organization and Significant Accounting
Policies

Basis of Presentation and Organization
--------------------------------------
The accompanying Condensed Consolidated Financial Statements of City Capital Corporation. (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. Significant accounting policies disclosed therein have not changed except as noted below in
Note 3.

As used in these Notes to the Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to City Capital Corporation and, unless the context indicates otherwise its consolidated subsidiaries. The Companies subsidiaries include Goshen Energy Resources, Inc. ("Goshen"), a Nevada corporation who engages in the buying, selling, and drilling of oil and gas in South Louisiana was organized on August 10, 2006; ECC Jazz Vine Street, LLC ("Vineland.") acquired on July 31, 2006 who develops various properties in major cities within the United States; City Capital Rehabilitation, LLC ("City Capital Rehab"), a Missouri limited liability company, who engages in real estate development and was organized on April 3, 2007. Goshen remained dormant until the first quarter of 2007. Vineland and City Capital Rehab have been committed for sale; assets for these companies have been reclassified as held for sale.

Effective December 1, 2004 the Company commenced operating as a Business Development Company ("BDC") under Section 54(a) of the Investment Company Act of 1940 ("1940 Act"). On November 11, 2006 the Company presented for shareholder approval a resolution to withdraw the Company's election to continue to operate as a Business Development Company. On December 11, 2006 and subsequent to the approval of its shareholders the Company filed form 14-C with the Securities and Exchange Commission to withdraw its status as a BDC. Subsequent to this filing the withdrawal became effective on January 3, 2007.

Although the nature of the Company's operations and its reported financial position, results of operations and cash flows are dissimilar for the periods subsequent to becoming a BDC, its unaudited operating results and cash flows for the periods ended September 30, 2006 and September 30, 2007 are presented in the accompanying financial statements pursuant to Regulation S-B.

On March 29, 2007 the Company sold its wholly owned subsidiary Perfect Turf disposing of the last segment of the turf business. Under the terms of the agreement, the Company's notes payable and convertible debentures plus accrued interest was reduced by $191,225. The Company incurred a loss of $64,170 on the disposition of the investment subsidiary.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Note 2.  Going Concern

As shown in the accompanying interim condensed consolidated financial statements, the Company has incurred a net loss of $5,978,922 for the nine months ended September 30, 2007 and has reported an accumulated deficit of $8,492,300. This coupled with our recent withdraw as a BDC and commencement of new operations raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 3.  Critical Accounting Policies

Impairment of long-lived assets
-------------------------------

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," the Company records valuation adjustments on land inventory and related communities under development when events and circumstances indicate that they may be impaired and when the cash flows estimated to be generated by those assets are less than their carrying amounts. The Company did not record valuation adjustments on land inventory as of September 30, 2007 as no triggering event or impairment had occurred. Due to the commitment to sell the subsidiaries in which our land resides, we have presented this asset in assets held for sale.

Net realizable value adjustments -- land held for sale
------------------------------------------------------

In accordance with SFAS 144, the Company values long-lived assets held for sale at the lower of carrying amount or fair value less cost to sell.

Redevelopment Houses Inventory
------------------------------

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

Due to the commitment to sell the subsidiaries in which our land resides, we have presented this asset in assets held for sale.

Revenue Recognition
-------------------

Homebuilding revenue and related profit are generally recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer. Buyers are required to obtain independent financing for purchase of our real estate properties.

Reclassifications
-----------------

Certain reclassifications, which have no effect on net loss, have been made in the prior period financial statements to conform to the current presentation. Specifically, we have reclassified approximately $121,000 out of cost of revenue and into investor relations relating to commission that were previously identified as part of the home development program.

Recent Accounting Pronouncements
--------------------------------

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition for tax related positions. FIN 48 becomes effective for the Company on January 1, 2007. The Company is currently in the process of determining the effect, if any, the adoption of FIN 48 will have on the consolidated financial statements.

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

As of September 30, 2007 the Company holds a note receivable from Amorocorp with an outstanding balance of $2,242,583. The President of the Company is also the President and a shareholder of the debtor. The Company and the debtor have been discussing this matter and are studying potential forms of consolidation or amalgamation which would eliminate the outstand debt. The Company has requested an independent study of the matter with recommendations being presented for resolution prior to year end. As of September 30, 2007 $49,068 was converted to common stock of the Company.

This Note Receivable to AmoroCorp changed in 2007 from 2006 by $2,104,219 due to the following components:

                                                        September 30, 2007
                                                        ------------------
     Cash extended to AmoroCorp                                $ 1,316,530
     Expenses for rehabilitation houses paid
       on behalf of the Company by
       AmoroCorp                                                  (214,663)
     Proceeds for notes payable that were
       deposited directly to AmoroCorp                           1,123,414
     Expenses paid on behalf of AmoroCorp
       by the Company                                             (382,955)
     Stock issued by the Company for a single
       note payable of AmoroCorp                                    49,068
     Proceeds from the sale of three
       redevelopment homes deposited into
       AmoroCorp                                                   212,825
                                                               -----------
                                                               $ 2,104,219
                                                               ===========
Note 5.  Deposit

On January 10, 2007 Goshen Energy Inc., a wholly owned subsidiary of the Company entered into an agreement to acquire a 60% interest in leases of oil and gas leases from Montreal Energy, Inc. Under terms of the agreement the Company's subsidiary was to pay $500,000 plus $2,000,000 from revenue of the oil leases in Goshen. The Company closed on the lease agreement on May 1, 2007.

In the first quarter 2007, we paid $200,000 to in repairs and maintenance for an oil pump. We have expensed that in repairs and maintenance as of September 30, 2007.

On May 8, 2007 we paid $300,000 toward the lease. Payment terms to acquire the minerals rights included a payment on July 27, 2007. The Company was unable to make this payment and has subsequent lost its deposit and lease of the oil and gas properties. We have recorded this loss as loss on investment in our financial statements.

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

Note 7. Related Parties

In October 2004, the Company entered into an employment contract with Gary Borglund, President and the CEO of the Company. Under the terms of the agreement Mr. Borglund is paid a base amount of $80,000 per annum plus certain incentives as approved by the Board of Directors of the Company. The Contract was terminate as of December 31, 2006. As of September 30, 2007 the Company had an outstanding balance due Mr. Borglund of $95,694 which is included in accrued consulting.

On August 24, 2006 the Company entered into an agreement with Amorocorp, Inc. (Contractor) where by Amorocorp supplied management and financial services including accounting and legal services to the Company. Under the terms of the agreement the Company paid the Contractor $100,000 per month for one year for the services it renders to the Company. The Chairman and CEO of the Company is also the President and a shareholder of the Contractor. This agreement was terminated effective June 30, 2007.

Note 8.  Unsecured Liability

In April 2007, the Company entered into an agreement with an independent third party ("client") to provide consulting services to invest funds of the client in real estate related ventures. As compensation for this service the Company is paid 20% of the gross proceeds received each month by the client as a result of service performed by the Company until the client received gross proceeds of $100,000. After the client has received gross proceeds of $100,000 the Company fee increases to 80% of the gross proceeds received each month by the client. As of September 30, 2007 we have received $500,000 from the client and have accounted for this an unsecured liability. We have not yet invested those funds in real estate projects that have generated profit.

In May 2007, the Company entered into an agreement with a different independent third party ("client") to provide consulting services to invest funds of the client in real estate related ventures. As compensation for this service the Company is paid $5,000 per month over six (6) years. In the third quarter, we have received $49,582 from the client for investment purposes and have accounted for this an unsecured liability. We have not yet invested those funds in real estate projects that have generated profit.

Note 9.  Notes Payable and Line of Credit

As of September 30, 2007 $27,000 of notes payable has been converted to common stock of the Company.

The Company entered into a Line of Credit Agreement with Lucian Group on October 13, 2006. On June 12, 2007, the Company terminated the agreement without penalty.

On August 13, 2007 the Company entered into a several agreements wherein in it assigned its obligations under eighteen promissory notes to the Lucian Group, a New York corporation. The promissory notes have an aggregate principal amount of approximately $4,478,000 and assignment is subject to the consent of the promissory note holders. Consenting Promissory Note Holders will be issued shares of common stock in the registrant at the rate of one share for each dollar of principal assigned, a total of 4,477,891 shares. In consideration of the assumption of the Promissory Note liabilities, the registrant will assign and transfer to the Lucian Group, its 100% ownership interests in three limited liability companies. The limited liability companies are: ECC Vine Street Real Estate Acquisitions, LLC, a Missouri limited liability company; City Capital Rehabilitation, LLC, a Missouri limited liability company; and The Hough Initiative, LLC, an Ohio limited liability company. The registrant will also issue 15,000,000 shares of its common stock to the Lucian Group upon closing of the agreements. The shares payable to the Lucian Groups was finalized in November 2007.

As of September 30, 2007 all note holders had effected the assignment resulting in the reduction of the notes payable and related interest and increase of stock subscription payable of $4,477,891. All shares for the stock subscriptions payable were issued in November 2007.

Our notes payable as of consists of the following:

                                                                   September 30,
                                                                        2007
   12%  note payable to Newport Financial principal and
        interest due January 2, 2001.                              $  250,000

   0%   note payable to Mosaic Composite principal and
        interest due on demand.                                        32,797

   0%   note payable to Mendota Capital principal and interest
        due on demand.                                                 24,445

   12%  note payable to an individual principal and interest
        due on demand.                                                 30,607

   12%  note payable to an individual principal and interest
        due on demand.                                                 30,000

   12%  note payable to an individual principal and interest
        due on demand.                                                 20,000

   28%  note payable to Trust Me I, LLC, principle due March
        9, 2008.  Interest of $35,000 payable semi-annually
        effective July 17, 2007.  All interest payments are
        current.                                                      500,000

   12%  note payable to an individual, principle due May 30,
        2008.  Interest of $900 payable quarterly beginning
        August 30, 2007.                                           $  30,000
                                                                   ---------

        Notes Payable                                              $ 917,849
                                                                   =========

Note 10. Convertible Notes

The Company has certain outstanding convertible notes bearing an annual interest rate of 9.5% and a maturity of three years. The notes contain a convertible feature allowing the holder to convert their debt and accrued interest at any time over the life of the instrument based on the 30-day average closing price prior to conversion. Due to the moving conversion price of our convertible debt we have bifurcated the conversion feature from the host debt instrument in accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", accounted for these conversion features as derivative instruments, and valued these conversion features using the Black Scholes valuation model. Based on the calculations per the valuation model the Company incurred a charge to Other Income of $11,581 for the three months ended September 30, 2007 and $50,928 for the nine months ended September 30, 3007.

As of September 30, 2007 the amount of the convertible notes outstanding totals $105,000 plus accrued interest of $44,367, of which $8,551 was short term.

Note 11. Stockholder's Equity

The authorized common stock of the Company consists of 235,000,000 shares of common stock with par value of $0.001.

For the nine months ended September 30, 2007 we issued stock as follows:

     o 981,252 shares for $127,200 in cash at an average per share price of $0.13 per share
     o    12,476,668 shares for services valued at $2,734,268
     o 1,031,592 shares for note receivable, debt and interest conversion valued at $129,563
     o 1,290,761 shares for a stock dividend declared Aril 23, 2007 valued at $746,035

As of July 11, 2007, all consultant contracts were canceled due to the financial position of the Company. Due to this we have accounted for all shares issued for services as fulfilled as of June 30, 2007 as no further consultant services were performed against any outstanding contracts after this date.

As disclosed above, on August 13, 2007 the Company entered into several agreements wherein in it assigned its obligations under eighteen promissory notes to the Lucian Group. The resulting 19,477,891 shares issued in November 2007 upon closing was equal to 58% of the outstanding shares on September 30, 2007 and is expected to represent 37% of the outstanding after closing. Lucian Group will own 30% of the outstanding common stock after the transaction. There are no plans or arrangements with Lucian Group which would result in a change in the current board of directors of the registrant and no such plans or arrangements are anticipated.

Note 12. Sale of Subsidiary

On March 29, 2007 the Company entered into agreement to sell its operating subsidiary Perfect Turf, Inc. Under terms of the agreement the buyer of Perfect Turf, Inc assumed $191,255 of the Company's debt including a combination certain of the Company's notes payable, convertible debentures and the interest on the assumed debt. The Company incurred a loss of $64,170 on the disposition of the investment subsidiary primarily due to the unrealized depreciation held by the Company of $166,007 offset by our investment of $59,388 as of December 31, 2006. We not have presented discontinued operations for this entity as Perfect Turf had no operations and was held on as an investment on our balance sheet.

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

Assets and liability of Vineland and City Capital Rehab included in our financials as of September 30, 2007 have been presented as assets held for sale. The sale of these subsidiaries was finalized in November 2007.

Note 13. Securities and Exchange Commission Review

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

Note 14. Purchase Agreement

On May 1, 2007 the Company entered into a Limited Liability Company Interest Purchase Agreement with The Granite Companies LLC, a Pennsylvania limited liability company to acquire all of the issued and outstanding limited liability company interests (the "Interests") of Granite Custom Builders LLC, a Pennsylvania limited liability company ("Custom Builders"), Granite Real Estate Acquisition Company LLC, a Pennsylvania limited liability company ("Acquisition"), and Granite Real Estate Investment Company LLC, a Pennsylvania limited liability company (collectively Granite).

The Company paid $150,000 as a non-refundable deposit and $31,817 of other operating expenses on behalf of Granite.

On May 23, 2007, after performing additional due diligence the Company determined that it was not in their best interest to continue with the acquisition and so notified Granite. We have expensed $181,817 as loss on investment as of September 30, 2007.

Note 15. Subsequent Events

Subsequent to September 30, 2007, the Company issued the following shares of stock:

     o On November 12, 2007, the Company issued 159,000 shares of restricted common stock for the retirement of debt of $7,950 at $0.05 per share.

On October 1, 2007, the Company was granted an apartment building in Cleveland, Ohio for no consideration as the seller was unable to fund the property. We will treat this as an asset acquisition in the fourth quarter.

On November 7, 2007, Goshen Energy, a wholly owned subsidiary of the Company signed a joint venture agreement with Native American Biofuels International representing the biofuels interest of nearly a dozen Native American Tribes. The joint venture will facilitate development of both bio-fuels and other renewable energy resources, and the necessary infrastructure to implement such a program on tribal lands to produce biodiesel.

On November 9, 2007 the registrant closed the previously announced several agreements wherein in it assigned its obligations under eighteen promissory notes to the Lucian Group, a New York corporation. The promissory notes have an aggregate principal amount of $4,377,700 and assignment is subject to the consent of the promissory note holders. Consenting Promissory Note Holders were issued shares of common stock in the registrant at the rate of one share for each dollar of principal assigned for a total of 4,377,000 shares. In consideration of the assumption of the Promissory Note liabilities, the registrant assigned and transferred to the Lucian Group, its 100% ownership interests in three limited liability companies. The limited liability companies. are: ECC Vine Street Real Estate Acquisitions, LLC, a Missouri limited liability company; City Capital Rehabilitation, LLC, a Missouri limited liability company; and The Hough Initiative, LLC, an Ohio 'limited' liability company. The registrant also issued 15,000,000 shares of its common stock to the Lucian Group. 'The transactions reduce the registrant's liabilities by approximately $4,400,000. The 19,400,000 shares issued equal to 75% of the currently outstanding shares and represent 43% of the outstanding after closing. Lucian Group own 33% of the outstanding common stock after the transaction. There are no plans or arrangements with Lucian Group which would result in a change in the current board of directors of the registrant and no such plans or arrangements are anticipated. There was no material relationship between the registrant or its affiliates and the Lucian Group, other than in respect of the material definitive agreements entered into.

On November 13 2007, holders of a majority of the Company's outstanding common stock approved a reverse split of the outstanding common stock on a 25 to 1 basis with fractional shares rounded up to the next whole share. The reverse split will be effective as soon as possible following notification to Nasdaq.

On November 13, 2007, Goshen Energy, a wholly owned subsidiary of the Company signed a distribution agreement with Verde Bio Fuels, Inc., a South Carolina Corporation, to distribute their bio-diesel product in the United States. In the agreement Verde committed to purchase up to 10 Million gallons of Goshen B-100 and B-99.9 bio-diesel per year, to distribute across the United States. Verde also has right of first refusal on any other U.S. production of Goshen bio-diesel. Under the agreement, Verde will pay all of the production costs for the fuel it distributes, and the two companies will split the net profits on the sale of each gallon.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. References in this section to "City Capital Corporation" the "Company," "we," "us," and "our" refer to City Capital Corporation and our direct and indirect subsidiaries on a consolidated basis unless the context indicates otherwise.

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

RECENT DEVELOPMENTS

On April 6, 2007 the Company organized City Capital Rehabilitation, LLC - The Company was organized to purchase, renovate and sell distressed properties across the country. Homes are targeted for purchase and renovation for at least 65% of the After Repaired Value. We feel this will allow for discounted sales with an acceptable profit margin. We sold this business segment effective November 2007.

The Company entered into a Line of Credit Agreement with Lucian Group on October 13, 2006. On June 12, 2007, the Company terminated the agreement without penalty.

On August 13, 2007 the Company entered into a several agreements wherein in it assigned its obligations under eighteen promissory notes to the Lucian Group, a New York corporation. The promissory notes have an aggregate principal amount of approximately $4,478,000 and assignment is subject to the consent of the promissory note holders. Consenting Promissory Note Holders will be issued shares of common stock in the registrant at the rate of one share for each dollar of principal assigned, a total of 4,477,891 shares. In consideration of the assumption of the Promissory Note liabilities, the registrant will assign and transfer to the Lucian Group, its 100% ownership interests in three limited liability companies. The limited liability companies are: ECC Vine Street Real Estate Acquisitions, LLC, a Missouri limited liability company; City Capital Rehabilitation, LLC, a Missouri limited liability company; and The Hough Initiative, LLC, an Ohio limited liability company. The registrant will also issue 15,000,000 shares of its common stock to the Lucian Group upon closing of the agreements. The shares payable to the Lucian Groups was finalized in November 2007.

Purpose and effect of the transactions is to reduce the registrant's liabilities by approximately $4,478,000. The resulting 19,477,891 shares issued in November 2007 upon closing was equal to 58% of the outstanding shares on September 30, 2007 and is expected to represent 37% of the outstanding after closing. Lucian Group will own 30% of the outstanding common stock after the transaction. There are no plans or arrangements with Lucian Group which would result in a change in the current board of directors of the registrant and no such plans or arrangements are anticipated.

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading "Results of Operations" following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the assessment of our inventory valuation.

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:.

Revenue Recognition
-------------------

Homebuilding revenue and related profit are generally recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer. Buyers are required to obtain independent financing for purchase of our real estate properties.

Results of Operations for the three months ended September 30, 2007 compared to the three months ended September 30, 2006


Results of operations consist of the following:

                             September 30,  September 30,
                                 2007           2006         $ Change        % Change
                              -----------    -----------    -----------    -----------
     Revenues                 $   120,264    $        --    $   120,264            100%
     Cost of Revenues              46,432             --         46,432            100%
                              -----------    -----------    -----------    -----------
     Gross Profit                  73,832             --         73,832            100%
     Operating, General and
     Administrative Costs       1,395,664        243,473      1,152,191            473%
                              -----------    -----------    -----------    -----------
     Net Operating Loss       $(1,321,832)   $  (243,473)   $(1,078,359)           443%


The results of operations reflected in this discussion include historical operations of the Company as a BDC during the period July 1, 2006 through September 30, 2006 and January 1, 2007 through January 3, 2007 and not as a BDC during January 4, 2007 through September 30, 2007. Thus the results which are indicatives of the Company's results may not be comparative as to operations.

(a)     Revenues and Cost of Revenue

     The Company reported zero revenue for the three months ended September 30, 2006. For the three months ended September 30, 2007, the Company generated revenues of $120,264. Cost of revenue was zero for the three months ended September 30, 2006 compared to $46,432 for the three months ended September 2007. Revenues and cost of revenue was the result of the Company's changing from a BDC to operating company as of January 3, 2007. For the three months ended September 30, 2007 the Company sold 1 redeveloped homes.

(b)     Operating, General, and Administrative Expenses.

     The operating expenses for the three months ended September 30, 2006 was $243,473. This compares to operating expenses for the same period in 2007 totaling $1,395,664. The majority of the increase for the period ending September 30, 2007 over September 30, 2006 was attributable to consulting cost, including stock for services of $1,062,697; all other costs were relatively comparable. At the end of the second quarter, most of our outstanding consulting agreements were cancelled due to a downturn in business. During these three months we conserved funds where possible.

(c)     Non-operating expense (income).

     The Company incurred interest charges (net of interest income) of $63,139 in the three months ended September 30, 2006, compared with ($53,375) in the three months ended September 30, 2007. The fluctuation in interest expense in the quarter ended September 30, 2007 is due to the conversion of notes to a third party, principle and interest, for the period ending September 30, 2007.

     The Company also incurred a loss on investment of $300,000 due to not being able to make payments for an oil and gas lease. Partially due to this management has refocused Goshen into green fuels, such as biofuel, wind and solar. Also, due to a drop in our stock price we have picked up $11,581 in the change in fair value of our debt derivative.

Results of Operations for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006


Results of operations consist of the following:

                             September 30,  September 30,
                                 2007           2006         $ Change        % Change
                              -----------    -----------    -----------    -----------
     Revenues                 $   948,518    $        --    $   948,518            100%
     Cost of Revenues             715,270             --        715,270            100%
                              -----------    -----------    -----------    -----------
     Gross Profit                 233,248             --        233,248            100%
     Operating, General and
     Administrative Costs       5,311,633        373,193      4,938,440           1323%
                              -----------    -----------    -----------    -----------
     Net Operating Loss        (5,078,385)      (373,193)    (4,705,192)          1261%


The results of operations reflected in this discussion include historical operations of the Company as a BDC during the period January 1, 2006 through September 30, 2006 and January 1, 2007 through January 3, 2007 and not as a BDC during January 4, 2007 through September 30, 2007. Thus the results which are indicatives of the Company's results may not be comparative as to operations.

(a)  Revenues and Cost of Revenue

     The Company reported zero revenue for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, the Company generated revenues of $948,518. Cost of revenue was zero for the nine months ended September 30, 2006 compared to $715,270 for the nine months ended September 2007. Revenues and cost of revenue was the result of the Company's changing from a BDC to operating company as of January 3, 2007. For the nine months ended September 30, 2007 the Company sold 11 redeveloped homes. In November 2007, we completed the sale of City Capital Rehabilitation; these results will not continue.

(b)  Operating, General, and Administrative Expenses.

     The operating expenses for the nine months ended September 30, 2006 was $373,193. This compares to operating expenses for the same period in 2007 totaling $5,311,633. The increase in the loss for the period ending September 30, 2007 over September 30, 2006 was attributable to increased consulting cost, including stock for services, of $3,713,035, inclusive of Amorocorp consulting contract of $600,000 which has been canceled, marketing and investor relations cost of $603,666 to promote our company and our stock, accounting and legal fees of $176,627 due to more investment activities and SEC compliance matters, repairs and maintenance of $222,755, payroll of $249,682 and travel to promote the Company of $96,285. We did not have many of these expenses in the same period of 2006 as were a BDC and functioned without operations or personnel.

(c)  Non-operating expense (income).

     The Company incurred interest charges (net of interest income) of $112,160 in the nine months ended September 30, 2006, compared with such charges of $497,478 in the nine months ended September 30, 2007. The interest expense increase in the period ended September 30, 2007 is to attributable to significant increased borrowing during the period ending September 30, 2007.

     The Company also incurred loss on investments of $481,817 due to a rescission of an acquisition and a failed oil and gas lease. Partially due to this management has refocused Goshen into green fuels, such as biofuel, wind and solar. Due to a drop in our stock price we have picked up $50,928 in the change in fair value of our debt derivative. Also, for the nine months ended September 30, 2007 we recorded a loss of $64,170 due to the disposal of an investment carried when we were a BDC.

Liquidity and Capital Resources.

                                     September 30, December 31,
                                         2007         2006       $ Change         % Change
                                      ----------   ----------    ----------        ---------
     Cash                             $       --   $   12,026    $  (12,026)          (100%)
     Notes Receivable                 $2,324,327   $   44,288    $2,280,039           5148%
     Accounts Payable and Accrued     $  512,429   $  406,096    $  106,333             26%
     Expenses
     Notes Payable, Convertible       $1,796,235   $1,449,651    $  346,584             24%
     Debentures and Debt Derivative

     We have financed our operations during the period primarily through use of cash on hand and issuance of common stock, including conversion of notes to common stock. As of September 30, 2007, we had total current liabilities of $2,858,547 compared to $1,855,747 as of December 31, 2006. The increase in current liabilities is primarily due to a significant increase in Notes Payable and an Unsecured Liability offset by a decrease in our Convertible Debentures as several of our debenture holders elected to convert their notes to common stock.

     Cash decreased as of September 30, 2007 due to the above. Our debt load will put considerable strain on our cash resources for the remainder of 2007.

     As of September 30, 2007, our Notes Receivable increased to $2,324,327 compared to $44,288 at December 31, 2006. The President of the Company is also the President and a shareholder of the debtor. The Company and the debtor have been discussing this matter and are studying potential forms of consolidation or amalgamation which would eliminate the outstand debt. The Company has requested an independent study of the matter with recommendations being presented for resolution prior to the end of the year, however, there can be no guarantee that the Company will come to a resolution by our next filing.

     We had $0 cash on hand as of September 30, 2007 compared to $12,026 as of December 31, 2006. Due to our cash and debt balances subsequent to September 30, 2007 we have taken measures to reduce costs (including cancelling all non-essential consulting contracts), decrease our debt (with our August 13, 2007 Form 8-K announcement referenced in our financial statements above) and look for other ways to improve our cash flows. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and planned expansion. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

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


Risk Factors affecting the Plan of Operations.


     Investing in the Company involves a number of significant risks relating to our business and investment objective. As a result, there can be no assurance that we will achieve our investment objective. In addition to the risk factors described below, other factors that could cause actual results to differ materially include:


     o The ongoing global economic uncertainty, coupled with war or the threat of war;

     o Risks associated with possible disruption in our operations due to terrorism;

     o    Future regulatory actions and conditions in our operating areas; and

     o Other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

a)   Need for Additional Financing May Affect Operations and Plan of Business.

     The Company anticipates based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it must seek financing to continue its operations. Such financing, when needed, may not be available, or may not be available on terms acceptable to management. In the event that the Company's plans change or its assumptions change (due to unanticipated expenses, technical difficulties, or otherwise), the Company would be required to seek additional financing.

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

     To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company's operations. Regardless of whether the Company's access to financing proves to be inadequate to meet the Company's operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders.

(b) Independent Auditors Have Expressed Substantial Doubt Ability to Continue as a Going Concern.

     In their report dated April 17, 2007, the Company's independent auditor stated that the financial statements for the year ended December 31, 2006 were prepared assuming that the Company would continue as a going concern. The Company's ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit, and recurring losses from operations. The Company continues to experience net losses. The Company's ability to continue as a going concern is subject to the ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the Company's securities, increasing sales or obtaining loans from various financial institutions where possible. The continued net losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

(c)  Competition May Affect Operation of Company.

     The market of real estate development and the oil and gas industry is intensely competitive and the Company expects competition to continue to increase. In addition some competitors in the Company's market have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the Company does. To be competitive, the Company believes that it must, among other things, invest significant resources in developing new products, improve its current products and maintain customer satisfaction. Such investment will increase the Company's expenses and affect its profitability. In addition, if it fails to make this investment, the Company may not be able to compete successfully with its competitors, which could have a material adverse effect on its revenue and future profitability

(d)  Market Changes May Affect Operation of Company.

     The markets in which the Company competes are characterized by rapid change, frequent new product introductions, evolving industry standards and changing needs of customers. There can be no assurance that the Company's existing products will continue to be properly positioned in the market or that the Company will be able to introduce new or enhanced products into the market on a timely basis, or at all.

(e) Control by Officers and Directors Over Affairs of the Company May Override Wishes of Other Stockholders.

     The Company's officers and directors currently own approximately 25% of the outstanding shares of the Company's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. In addition, all decisions with respect to the management of the Company will be made exclusively by the officers and directors of the Company. Investors will only have rights associated with stockholders to make decisions that affect the Company. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Company.

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

(f) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Company.

     The Company's success is dependent upon the hiring of key administrative personnel. None of the Company's officers, directors, and key employees have an employment agreement with the Company; therefore there can be no assurance that these personnel will remain employed by the Company after the termination of such agreements. Should any of these individuals cease to be affiliated with the Company for any reason before qualified replacements could be found, there could be material adverse effects on the Company's business and prospects.

(g) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Company.

     Under the Company's Articles of Incorporation, as amended and restated, and its Bylaws, as restated, the Company is permitted to indemnify directors, officers, employees and agents of the Company. In addition, the Nevada Revised Statutes provide for permissive indemnification of officers and directors. Any indemnification of directors, officer, employees, or agents could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

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

(h) Non-Cumulative Voting May Affect Ability of Shareholders to Influence Company Decisions.

     Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Company, and the minority shareholders will not be able to elect a representative to the Company's board of directors.

(i)  Absence of Cash Dividends May Affect Investment Value of Company's Stock.

     The board of directors does not anticipate paying cash dividends on the shares for the foreseeable future and intends to retain any future earnings to finance the growth of the Company's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements, and the general operating and financial condition of the Company, and will be subject to legal limitations on the payment of dividends out of paid-in capital.

(j)  The Company's Common Stock Price May Be Volatile.

     The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

     o Price and volume fluctuations in the overall stock market from time to time;

     o Actual or anticipated changes in our earnings or fluctuations in our operating results;

     o    General economic conditions and trends;

     o    Loss of a major funding source; or

     o    Departures of key personnel.

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

ITEM 3. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that in the second quarter of 2007 as part of our transition from a business development company to an operating company we have a significant deficiency in relation to our Notes Receivable - AmoroCorp at the business transaction level. Specifically, many transactions that should have come directly to or through the Company went through AmoroCorp due to clerical errors on wire transfer directions for our Notes Payable transactions or Sales of Rehabilitated Homes, in addition to the Company paying expenses on behalf of AmoroCorp or AmoroCorp paying expenses on behalf of the Company. We understand that if this significant deficiency is not rectified by year end that it will elevate to a material weakness and is further disclosable in our annual Form 10-KSB. As of period end we have conducted a thorough review of all transactions that were affected and we believe we have properly reflected all revenues and expenses in the property period and in the proper company. We have further disclosed the movement of the Notes Receivable - AmoroCorp for 2007 in the financials statements in this filing.

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

     On December 1, 1999, EWS was granted a final default judgment in the amount of $37,214, which included $9,249 in attorney fees. The Company was notified of such judgment and was not in a position to pay it. On June 9, 2001, a writ of execution was issued by the Third District Court of the State of Utah directing the Salt Lake County Sheriff to collect $39,521 from the Company; this amount included post judgment costs of $1,412 and other costs of $894. On July 19, 2000, the Company entered into a settlement agreement with EWS. The Company agreed to pay EWS $31,000 over a four month period and issued to EWS 45,000 shares of the Company's common stock. The Company has made the initial payment of $5,000 and delivered the stock due to EWS; but no other payments under the settlement were made. The Company has not reached an agreement with EWS nor has it pursued any agreement during the past year.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made the following sales of unregistered (restricted) securities during the quarter ended on September 30, 2007:

On June 14, 2007, the Company issued 200,000 shares of restricted common stock to an unaffiliated third party for services for $84,000 at $0.42 per share.

On July 12, 2007, the Company issued 800,000 shares of restricted common stock to its immediate past CEO for services for $125,000 at $0.25 per share.

On July 31, 2007, the Company issued 4,343,333 shares of restricted common stock to an unaffiliated third party for services for $734,200 at $0.17 per share.

On November 12, 2007, the Company issued 159,000 shares of restricted common stock for the retirement of debt of $7,950 at $0.05 per share.

On November 12, 2007, the Company issued 19,477,891 shares of restricted common stock for the sale of Vineland, City Capital Rehab and the Hough Initiative, LLC.

With respect to the unregistered sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended for the exemption from registration. No advertising or general solicitation was employed in offering the securities. The securities were offered to accredited or sophisticated investors.

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

                                      CITY CAPITAL CORPORATION






DATED: November 19, 2007               BY: /s/ EPHREN W. TAYLOR II
                                       ---------------------------------
                                           EPHREN W. TAYLOR II, CHAIRMAN
                                           CHIEF EXECUTIVE OFFICER
                                          (PRINCIPAL EXECUTIVE OFFICER)