Form 10QSB/A
period 2007-09-30
CITY CAPITAL CORP
filed 2008-02-11
CIK 793986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                   Amendment#1

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

                         COMMISSION FILE NUMBER 33-5902


                            CITY CAPITAL CORPORATION
                            ------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


           Nevada                                               22-2774460
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



          2000 Mallory Lane
          Suite 301
          Franklin, TN                                                   37067
----------------------------------------                              ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the November 19, 2007: 52,728,758

Transitional Small Business Disclosure Format: Yes / / No / /

                                EXPLANATORY NOTE

During the preparation of our December 31, 2007 10-KSB, we have discovered a $70,000 promissory note dated September 13, 2007 that was excluded from the September 30, 2007 10-QSB.

The following adjustments have been made to those financial statements to correctly state revenues and note payables:

                                              Originally Filed      As Amended
                                                        September 30, 2007
                                              --------------------------------
           Balance Sheet
           -------------
Notes payable, noncurrent including
   interest of $522                                         --           70,522

Convertible debentures, noncurrent
   including interest of $35,816                       110,816          110,816

Total Liabilities                                    2,969,363        3,039,883


Accumulated deficit                                 (8,492,300)      (8,562,820)


Total stockholders' deficit                          1,059,063          988,543
                                                    ----------       ----------
Total liabilities and stockholders'
   equity                                            4,028,426        4,028,426
                                                    ==========       ==========

                                    Originally Filed    As Amended   Originally Filed    As Amended
                                             Three months ended               Nine months ended
            Income Statement                 September 30, 2007              September 30, 2007
            ----------------              ------------------------         ------------------------
Revenues                                     120,264        50,264            948,518       878,518

Gross profit                                  73,832         3,832            233,248       163,248


Operating Loss                            (1,321,832)   (1,391,833)        (5,078,385)   (5,148,385)


Interest charges net of interest income      (53,375)      (52,854)           497,478       497,999
                                          ----------    ----------         ----------    ----------
Net loss                                  (6,049,443)   (1,464,876)        (1,535,398)   (5,978,922)
                                          ==========    ==========         ==========    ==========

                                                  Originally Filed      As Amended
                                                           Nine months ended
           Statement of Cash Flows                        September 30, 2007
           -----------------------                ------------------------------
Cash Flows from Operating Activities, Net (loss)       (5,978,922)   (6,049,443)

Accrued Interest                                          198,346       198,867
                                                       ----------    ----------
Net cash used in operating activities                  (3,577,910)   (3,647,911)

Proceeds from notes payable                             4,658,865     4,728,865
                                                       ----------    ----------
Net cash provided by financing activities               4,079,581     4,149,581


We have also amended the notes to the financial statements contained in this 10-QSB/A to include the note payable. In all other respects, this amended quarterly report on Form 10-QSB/A is unchanged from the quarterly report on Form 10-QSB previously filed by the Company on November 20, 2007.

                               TABLE OF CONTENTS


                                                                            Page
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements                                               4
Item 2.  Management's Discussion and Analysis or Plan of Operation          15
Item 3.  Controls and Procedures                                            21
PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                                  22
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        23
Item 3.  Defaults Upon Senior Securities                                    23
Item 4. Submission of Matters to a Vote of Security Holders                 23
Item 5.  Other Information                                                  23
Item 6.  Exhibits                                                           23
SIGNATURES                                                                  24


                    CITY CAPITAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                            September 30,
                                                                                2007
                                                                            -----------
ASSETS

CURRENT ASSETS
         Note receivable PFDC                                               $    81,744
         Note receivable - related party                                      2,242,583
         Other Asset                                                              1,000
                Assets held for sale                                          1,703,099
                                                                            -----------

               Total current assets                                           4,028,426
                                                                            -----------

                                   Total Assets                             $ 4,028,426
                                                                            ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
         Bank Overdraft                                                     $       301
         Accounts payable and accrued expenses                                  316,733
         Accrued consulting - related party                                     195,694
         Unsecured liability                                                    549,582
         Notes payable including accrued interest of $544,264                 1,516,052
         Debt derivative                                                         91,632
         Convertible debentures including interest of $8,551                     38,551
         Escrowed monies for discontinued operations                            150,000
                                                                            -----------

               Total current liabilities                                      2,858,545

LONG TERM LIABILITIES
                Notes payable, noncurrent including interest of $522             70,522
         Convertible debentures, noncurrent including interest of $35,816       110,816
                                                                            -----------

               Total liabilities                                              3,039,883
                                                                            -----------


STOCKHOLDERS' DEFICIT

         Common stock: $0.001 par value; authorized 235,000,000 shares;
           33,325,722 issued and outstanding                                     33,326
         Additional paid-in capital                                           5,660,037
         Accumulated deficit                                                 (8,562,820)
         Stock subscription payable (receivable), net                         3,858,000
                                                                            -----------

               Total stockholders' deficit                                      988,543
                                                                            -----------

               Total liabilities and stockholders' deficit                  $ 4,028,426
                                                                            ===========

  See accompanying Notes to these Condensed Consolidated Financial Statements.


                    CITY CAPITAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                     For the Three Months Ended      For the Nine Months Ended
                                                           September 30,                     September 30,
                                                    ----------------------------    ----------------------------
                                                        2007             2006           2007             2006
                                                    ------------    ------------    ------------    ------------
Revenues                                            $     50,264    $         --    $    878,518    $         --

Cost of revenues                                          46,432              --         715,270              --
                                                    ------------    ------------    ------------    ------------

Gross profit                                               3,832              --         163,248              --

Operating, general and administrative expenses:
   Consulting expense                                  1,062,697              --       3,713,035              --
   Marketing and investor relation expense                 7,152              --         603,666              --
   Repairs and maintenance                                 1,900              --         222,755              --
   Other operating, general and administrative
   expenses                                              323,916         243,473         772,177         373,193
                                                    ------------    ------------    ------------    ------------
                                                       1,395,665         243,473       5,311,633         373,193

Operating loss                                        (1,391,833)       (243,473)     (5,148,385)       (373,193)

 Non-operating expense (income)
   Interest charges (net of interest income)             (52,854)         63,139         497,999         112,160
   Loss on investment                                    300,000              --         481,817              --
   Debt forgiveness                                           --              --              --          (4,486)
   Loss on investment in subsidiary                           --              --          64,170              --
   Other income                                          (92,000)             --         (92,000)             --
   Change in fair value of debt derivative               (11,581)             --         (50,928)             --
                                                    ------------    ------------    ------------    ------------
                                                         143,565          63,139         901,058         107,674
                                                    ------------    ------------    ------------    ------------
 Net loss                                           $ (1,535,398)   $   (306,612)   $ (6,049,443)   $   (480,867)
                                                    ============    ============    ============    ============

 Basic and diluted loss per common share            $      (0.05)   $      (0.02)   $      (0.23)   $      (0.06)
                                                    ============    ============    ============    ============

 Weighted average number of common shares used to
     compute net loss per weighted average share      31,638,295      12,592,115      25,999,071       8,548,933
                                                    ============    ============    ============    ============

  See accompanying Notes to these Condensed Consolidated Financial Statements.

                    CITY CAPITAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                       For the Nine Months Ended
                                                            September 30,
                                                          2007         2006
                                                      -----------   -----------
Cash Flows from Operating Activities
    Net (loss)                                        $(6,049,443)  $  (480,867)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
    Stock issued for expenses                           2,734,268            --
    Loss on disposition of investment subsidiary           64,170            --
    Fair value of debt derivative                         (50,928)           --
    Interest income                                        (1,700)           --
Change in operating assets and liabilities:
    Prepaid-related party                                      --      (130,248)
    Notes receivable-related party                     (1,146,400)           --
    Notes receivable                                      (81,744)      (58,077)
    Bank overdraft                                            301            --
    Accounts payable and accrued expense                  135,116        54,444
    Accrued expense-related party                              --        43,270
    Accrued Interest                                      198,867            --
    Unsecured liability                                   549,582            --
                                                      -----------   -----------

Net cash (used in) operating activities                (3,647,911)     (571,478)

Cash Flows from Investing Activities:
    Advances to Portfolio Company                              --        75,148
    Assets held for sale                                 (513,696)           --
                                                      -----------   -----------

Net cash (used in) provided by investment activities     (513,696)       75,148

Cash Flows from Financing Activities:
    Stock for cash                                        127,200       512,745
    Stock issued for debt                                      --        60,000
    Convertible debentures                                     --       (16,291)
    Proceeds from notes payable                         4,728,865            --
    Payments for notes payable                           (706,484)      (38,679)
                                                      -----------   -----------

Net cash provided by financing activities               4,149,581       517,775

Increase (decrease) in cash                               (12,026)       21,445
Cash at beginning of period                                12,026         1,003
                                                      -----------   -----------
Cash at end of period                                 $        --   $    22,448
                                                      ===========   ===========

  See accompanying Notes to these Condensed Consolidated Financial Statements.


                    CITY CAPITAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)


                                                                  For the Nine Months
                                                                  Ended September 30,
                                                                  2007           2006
                                                               --------------------------
SUPPLEMENT DISCLOSURE OF CASH
       FLOW INFORMATION
           Interest paid                                       $  249,558   $          --
           Income taxes paid                                   $       --   $          --


NON-CASH TRANSACTIONS
       Note receivable and interest income exchanged for
           accounts payable and debt                           $   45,988   $          --
       Redevelopment houses acquired through note
           receivable - related party                          $  214,663   $          --
       Notes receivable - related party acquired through
           note payable                                        $1,123,414   $          --
       Conversion of notes payable, debentures and
           accrued interest to common stock                    $  129,563   $      60,000

       Stock dividend                                          $  746,035   $          --
       Reclassification of investment in portfolio companies
           and prepaid expense to land and retained earnings   $1,089,803   $          --
       Conversion of notes payable, debentures and
           accrued interest to common stock                    $       --   $     502,002

       Stock subscription payable (receivable), net            $4,477,891   $   1,879,236


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

Note 2.  Going Concern

As shown in the accompanying interim condensed consolidated financial statements, the Company has incurred a net loss of $6,049,443 for the nine months ended September 30, 2007 and has reported an accumulated deficit of $8,562,820. This coupled with our recent withdraw as a BDC and commencement of new operations raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

On September 13, 2007, the Company received a loan from Lucian Development, LLC, in the amount of $70,000. The terms of the loan called for one payment of all principal two years from the date of funds received by the Company. The loan bears interest at a rate of 16% per annum, with payments due quarterly beginning December 31, 2007.

As of September 30, 2007 all note holders had effected the assignment resulting in the reduction of the notes payable and related interest and increase of stock subscription payable of $4,477,891. All shares for the stock subscriptions payable were issued in November 2007.

Our notes payable as of consists of the following:
                                                                   September 30,
                                                                       2007
                                                                   -------------
12%      note payable to Newport Financial principal and
         interest due January 2, 2001.                              $  250,000

0%       note payable to Mosaic Composite principal and
         interest due on demand.                                        32,797

0%       note payable to Mendota Capital principal and interest
         due on demand.                                                 24,445

12%      note payable to an individual principal and interest
         due on demand.                                                 30,607

12%      note payable to an individual principal and interest
         due on demand.                                                 30,000

12%      note payable to an individual principal and interest
         due on demand.                                                 20,000

28%      note payable to Trust Me I, LLC, principle due March
         9, 2008.  Interest of $35,000 payable semi-annually
         effective July 17, 2007.  All interest payments are
         current.                                                      500,000

12%      note payable to an individual, principle due May 30,
         2008.  Interest of $900 payable quarterly beginning
         August 30, 2007.                                               30,000

16%      note payable to Lucian Development, LLC, principle due
         September 13, 2009. Interest of $22,400 payable
         quarterly beginning December 31, 2007.                         70,000
                                                                    ----------

         Total Notes Payable                                           987,849

         Less:  Notes Payable, current                                 917,849
                                                                    ----------
         Notes Payable, long term                                       70,000
                                                                    ==========

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

     We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.

Revenue Recognition

     Homebuilding revenue and related profit are generally recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer. Buyers are required to obtain independent financing for purchase of our real estate properties.

     Results of Operations for the three months ended September 30, 2007 compared to the three months ended September 30, 2006

     Results of operations consist of the following:

                         September 30,  September 30,    $ Change    % Change
                             2007           2006
                         -----------    -----------    -----------   ---------
Revenues                 $    50,264    $        --    $    50,264         100%

Cost of Revenues              46,432             --         46,432         100%
                         -----------    -----------    -----------   ---------
Gross Profit                   3,832             --          3,832         100%
Operating, General and
Administrative Costs       1,395,665        243,473      1,152,192         473%
                         -----------    -----------    -----------   ---------
Net Operating Loss       $(1,391,833)   $  (243,473)   $(1,148,360)        472%


     The results of operations reflected in this discussion include historical operations of the Company as a BDC during the period July 1, 2006 through September 30, 2006 and January 1, 2007 through January 3, 2007 and not as a BDC during January 4, 2007 through September 30, 2007. Thus the results which are indicatives of the Company's results may not be comparative as to operations.

(a)  Revenues and Cost of Revenue

     The Company reported zero revenue for the three months ended September 30, 2006. For the three months ended September 30, 2007, the Company generated revenues of $50,264. Cost of revenue was zero for the three months ended September 30, 2006 compared to $46,432 for the three months ended September 2007. Revenues and cost of revenue was the result of the Company's changing from a BDC to operating company as of January 3, 2007. For the three months ended September 30, 2007 the Company sold 1 redeveloped home.

(b)  Operating, General, and Administrative Expenses.

     The operating expenses for the three months ended September 30, 2006 was $243,473. This compares to operating expenses for the same period in 2007 totaling $1,395,665. The majority of the increase for the period ending September 30, 2007 over September 30, 2006 was attributable to consulting cost, including stock for services of $1,062,697; all other costs were relatively comparable. At the end of the second quarter, most of our outstanding consulting agreements were cancelled due to a downturn in business. During these three months we conserved funds where possible.

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

Results of Operations for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006


Results of operations consist of the following:

                         September 30,  September 30,    $ Change     % Change
                             2007           2006
                         -----------    -----------    -----------    ---------
Revenues                 $   878,518    $        --    $   878,518          100%
Cost of Revenues             715,270             --        715,270          100%
                         -----------    -----------    -----------    ---------
Gross Profit                 163,248             --        163,248          100%
Operating, General and
Administrative Costs       5,311,633        373,193      4,938,440         1323%
                         -----------    -----------    -----------    ---------
Net Operating Loss       $(5,148,385)   $  (373,193)   $(4,775,192)        1280%


     The results of operations reflected in this discussion include historical operations of the Company as a BDC during the period January 1, 2006 through September 30, 2006 and January 1, 2007 through January 3, 2007 and not as a BDC during January 4, 2007 through September 30, 2007. Thus the results which are indicatives of the Company's results may not be comparative as to operations.

(a)  Revenues and Cost of Revenue

     The Company reported zero revenue for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, the Company generated revenues of $878,518. Cost of revenue was zero for the nine months ended September 30, 2006 compared to $715,270 for the nine months ended September 2007. Revenues and cost of revenue was the result of the Company's changing from a BDC to operating company as of January 3, 2007. For the nine months ended September 30, 2007 the Company sold 11 redeveloped homes. In November 2007, we completed the sale of City Capital Rehabilitation; these results will not continue.

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


Liquidity and Capital Resources.

                                  September 30,    December 31,     $ Change   % Change
                                      2007             2006
                                 --------------   -------------   -----------  ---------
Cash                             $       12,026   $          --   $   (12,026)     (100%)
Notes Receivable                 $    2,324,327   $      44,288   $ 2,280,039      5148%
Accounts Payable and Accrued     $      512,429   $     406,096   $   106,333        26%
Expenses
Notes Payable, Convertible       $    1,796,235   $   1,449,651   $   346,584        24%
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

ITEM 3. CONTROLS AND PROCEDURES.

In January 2008, we re-evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. This evaluation was made under the supervision of our principal executive officer and principal financial officer.

We reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the interim period covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are infective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management on a timely basis, including our principal executive officer and principal financial officer.

Based on this re-evaluation, our principal executive officer and principal financial officer concluded that, as of the end of such period, our disclosure controls and procedures were infective to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission's rules and regulations. During the interim period ended September 30, 2007, there were no changes in our internal control over financial reporting, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. However, as a result of our re-evaluation, we have identified a significant deficiency.

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the initiation, authorization, and recording, processing or reporting of reliable financial data. Because of the significant deficiencies described below, management concluded that our internal control over financial reporting was not effective as of September 30, 2007.

INEFFECTIVE CONTROLS RELATED TO THE FINANCIAL CLOSING PROCESS

The Company's design and operation of controls with respect to the process of preparing and reviewing the interim financial statements are ineffective. Deficiencies identified include the inadequate segregations of duties, lack of controls over procedures used to enter transactions into the general ledger, and lack of appropriate review of the reconciliations and supporting work papers used in the financial close and reporting process. Due to the potential pervasive effect on the financial statement account balances and disclosures and the importance of the interim financial closing and reporting process, in the aggregate, management has concluded that there is more than a remote likelihood that a material misstatement in our annual or interim financial statements could occur and would not be prevented or detected. Management intends on discussing this issue with its outside consultants to develop controls which are better applicable to its industry and size.

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

                            CITY CAPITAL CORPORATION






DATED: February 11, 2008               BY: /s/ EPHREN W. TAYLOR II
                                       ---------------------------------
                                       EPHREN W. TAYLOR II, CHAIRMAN
                                       CHIEF EXECUTIVE OFFICER
                                      (PRINCIPAL EXECUTIVE OFFICER)