Form 10KSB
period 2007-12-31
CITY CAPITAL CORP
filed 2008-05-01
CIK 793986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _______

                         COMMISSION FILE NUMBER: 33-5902

                            CITY CAPITAL CORPORATION
--------------------------------------------------------------------------------
               (Exact Name of Company as Specified in Its Charter)

            Nevada                                      22-2774460
----------------------------------          ------------------------------------
 (State or Other Jurisdiction               (I.R.S. Employer Identification No.)
of Incorporation or Organization)


               2000 Mallory Lane Suite 130-301 Franklin, TN 37067
               --------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


              256 Seaboard Lane, Building E#101 Franklin, TN 37067
              ----------------------------------------------------
                                (Former Address)

                    Company's telephone number: (877)367-1463

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         common stock, par value $.001.

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements
for the past 90 days. Yes [X]   No [_].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X].

The Company had revenues for the year ending 2007 of $163,447.

The aggregate market value of the voting stock held by non-affiliates of the Company as of April 14, 2008 is $1,951,731. As of April 14, 2008, the Company had 2,754,918 shares of common stock issued and outstanding and approximately 840 shareholders.

Transitional Small Business Disclosure Format (check one): Yes [_]  No [X].

                                TABLE OF CONTENTS

                                     PART I.
                                                                            PAGE
ITEM 1.    DESCRIPTION OF BUSINESS                                            3
ITEM 2.    DESCRIPTION OF PROPERTY                                           11
ITEM 3.    LEGAL PROCEEDINGS                                                 13
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               13

                                    PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
           MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                 15
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         16
ITEM 7.    FINANCIAL STATEMENTS                                              20

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                          21
ITEM 8a.   CONTROLS AND PROCEDURES                                           21
ITEM 8b.   OTHER INFORMATION                                                 23

                                    PART III.

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                 24
ITEM 10.   EXECUTIVE COMPENSATION                                            26
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS                        26
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    29
ITEM 13.   EXHIBITS                                                          30
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES                            31
           SIGNATURES                                                        32

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to "City Capital Corporation," "CCC", "the Company," "we," "us," and "our" refer to City Capital Corporation and its subsidiaries.

All statements in this discussion that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "projects", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. These factors include, among others, the factors set forth above under the heading "Risk Factors". Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Most of these factors are difficult to predict accurately and are generally beyond our control. We are under no obligation to publicly update any of the forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on these forward-looking statements.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

HISTORY

The Company was incorporated on July 24, 1984, in Nevada as Diversified Ventures, Ltd. From 1984 through November 3, 2003 the Company went through various name changes and business ventures. On November 3, 2003 the Company changed its name from Justwebit.com, Inc. to Synthetic Turf Corporation, to reflect the change in core business that was anticipated at the time. On December 4, 2006, the Company changed its name to City Capital Corporation. In 2007, the Company withdrew its status as a business development company with the Securities and Exchange Commission resulting in a dramatic change of business focus in the past year. For information on the Company during its business development company stage, see Form 10-KSB for fiscal years 2005 and 2006 as filed with the SEC. Currently City Capital Corporation manages diverse assets and holdings including real estate developments and the buying, selling and drilling of oil and gas properties.

On December 6, 2004, the Company elected, by the filing of a Form N-54A with the Securities and Exchange Commission ("SEC"), to be regulated as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act"). The Company carried on its business as a non-diversified closed-end management investment company, as those terms are used in the 1940 Act, having elected to be regulated under the 1940 Act as a business development company, which is a closed-end management investment company that provides small businesses that qualify as an "eligible portfolio company" with investment capital and also significant managerial assistance.

Under the accounting principles applicable to a BDC, subsidiaries are not consolidated into the Company but rather are reported on the Company's financial statements at their fair value as determined by the board of directors of the Company. The Portfolio Company focused on the retail distribution of artificial turf products. On December 1, 2004, the Company moved its assets (valued at a total of $239,532, consisting of accounts receivable of $19,046 and a receivable from Avery Sports Turf, Inc., a related company, of $220,486) into Perfect Turf, Inc. ("Portfolio Company") in exchange for 100% of the outstanding shares of the Portfolio Company's common stock (1,000 shares) in order to meet the requirements of the 1940 Act.

On November 30, 2005, the Company organized The Hough Initiative, LLC, an Ohio limited liability company. The Company was organized to renovate and sell distressed properties in the Ohio area. This entity was discontinued in exchange for debt restructuring in the fourth quarter of 2007.

On November 11, 2006 the Company presented for shareholder approval a resolution to withdraw the Company's election to continue to operate as a Business Development Company. On December 11, 2006 and subsequent to the approval of its shareholders, the Company filed form 14-C with the Securities and Exchange Commission to withdraw its status as a BDC. The withdrawal became effective on January 3, 2007.

On April 19, 2006 the Company acquired ECC Vine Street Acquisition, LLC. This operating subsidiary specialized in the redevelopment of inner city land through the construction and sale of residential and commercial buildings. The Company disposed of ECC Vine Street Acquisition, LLC on November 2007. The Company incurred a loss on discontinued operations of $1,792,302. This subsidiary was discontinued in exchange for debt restructuring in the fourth quarter of 2007.

On March 29, 2007 the Company entered into agreement to sell its operating subsidiary Perfect Turf, Inc. Under terms of the agreement the buyer of Perfect Turf, Inc assumed $191,225 of the Company's debt including a combination certain of the Company's notes payable, convertible debentures and the interest on the assumed debt. The Company incurred a loss of $64,170 on the disposition of the investment subsidiary.

On April 6, 2007 the Company organized City Capital Rehabilitation, LLC. The Company was organized to purchase, renovate and sell distressed properties across the country. The Company discontinued City Capital Rehabilitation, LLC in November 2007, incurring a gain on discontinued operations of $205,531.This entity was disposed in association with the exchange for debt restructuring in the fourth quarter of 2007.

On October 1, 2007, the Company was granted St. Clair Superior Apartment, Inc., that consists of an apartment building in Cleveland, Ohio for no cash consideration as the seller was unable to fund the property. The Company assumed approximately $420,000 in accounts payable, and accrued liabilities with this transaction.

Business of the Company

The Company is engaged in leveraging investments, holdings and other assets to create self-sufficiency for communities around the country and the world. City Capital Corporation currently manages diverse assets and holdings including real estate development, and buying, selling and drilling oil and gas properties.

City Capital makes strategic investments and acquisitions that have potential to yield a positive return on investment. Our intent is to acquire assets at a significant discount to market, and then rebuild them for sale of cash flow. We believe that these investments also serve the communities we operate in by creating economic opportunities for underserved populations. Through the Goshen Energy subsidiary we are investigating and identifying opportunities within the Bio Fuel market domestically and internationally.

Subsidiaries

Active Subsidiaries:
--------------------

Goshen Energy, Inc.
-------------------

On January 10, 2007 Goshen Energy Inc., a wholly owned subsidiary of the Company entered into an agreement to acquire a 60% interest in leases of oil and gas leases from Montreal Energy, Inc. Under terms of the agreement the Company's subsidiary was to pay $500,000 plus $2,000,000 from revenue of the oil leases in Goshen. The Company closed on the lease agreement on May 1, 2007.

In the first quarter 2007, $200,000 was paid in repairs and maintenance for an oil pump. We have expensed that in repairs and maintenance as of September 30, 2007.

On May 8, 2007 we paid $300,000 toward the lease. Payment terms to acquire the minerals rights included a payment on July 27, 2007. The Company was unable to make this payment and has subsequent lost its deposit and lease of the oil and gas properties. We have recorded this loss as loss on investment in our financial statements.

On November 7, 2007, Goshen Energy signed a joint venture agreement with Native American Biofuels International representing the bio fuels interest of nearly a dozen Native American Tribes. The joint venture will facilitate development of both bio-fuels and other renewable energy resources, and the necessary infrastructure to implement such a program on tribal lands to produce biodiesel. As of December 31, 2007, there has been no movement as the terms of the agreement have not been met.

On November 13, 2007, Goshen Energy signed a distribution agreement with Verde Bio Fuels, Inc., a South Carolina Corporation, to distribute their bio-diesel product in the United States. In the agreement Verde committed to purchase up to 10 Million gallons of Goshen B-100 and B-99.9 bio-diesel per year, to distribute across the United States. Verde also has right of first refusal on any other U.S. production of Goshen bio-diesel. Under the agreement, Verde will pay all of the production costs for the fuel it distributes, and the two companies will split the net profits on the sale of each gallon.

St. Clair Superior Apartment, Inc.
----------------------------------

On October 1, 2007, the Company was granted St. Clair Superior Apartment, Inc., that consists of an apartment building in Cleveland, Ohio for no cash consideration as the seller was unable to fund the property. The Company assumed approximately $420,000 in accounts payable, and accrued liabilities with this transaction.

Inactive Subsidiaries:
----------------------

Perfect Turf, Inc.
------------------

Prior to its election to be a BDC, the Company specialized in the sale and distribution of artificial turf. Those business activities were conducted in the Company's subsidiary, Perfect Turf, Inc. Perfect Turf was sold on March 29, 2007.

ECC Vine Street Acquisition, LLC
--------------------------------

On April 19, 2006 the Company acquired ECC Vine Street Acquisition, LLC. This operating subsidiary specialized in the redevelopment of inner city land through the construction and sale of residential and commercial buildings. The Company through its operating subsidiary held property in Kansas City, Missouri which was planned for redevelopment though the construction of residential and commercial buildings on the vacant property. This entity was discontinued in exchange for debt restructuring in the fourth quarter of 2007.

City Capital Rehabilitation, LLC
--------------------------------

On April 6, 2007 the Company organized City Capital Rehabilitation, LLC. The Company was organized to purchase, renovate and sell distressed properties across the country. The Company discontinued City Capital Rehabilitation, LLC in November 2007, incurring a gain on discontinued operations of $205,531.This entity was disposed in association with the exchange for debt restructuring in the fourth quarter of 2007.

The Hough Initiative, LLC
-------------------------

On November 30, 2005, the Company organized The Hough Initiative, LLC, an Ohio limited liability company. The Company was organized to renovate and sell distressed properties in the Ohio area. This entity was discontinued in exchange for debt restructuring in the fourth quarter of 2007.

Competition

The Company competes for assets with a large number of development companies both profit and not for profit. Most of the competitors have greater resources than the Company. Increased competition would make it more difficult for the Company to purchase or originate assets at attractive prices.

The Company is in a highly competitive market and its assets are subject to numerous outside influences including market prices for property and natural resources such as oil. The market influences are not controllable by the Company and are influenced by world markets, interest rates, governmental policies and competitors with much larger financial capabilities.

Patents and Trademarks

The company does not hold any patents; trademarks; licenses, franchises, concessions, royalty agreements or labor contracts for its business.

Governmental Approval

The Company is not aware of any existing or probable governmental regulations of an extraordinary nature pertaining to its business, other than normal and ordinary regulations pertaining to a small business enterprise such as the Company. The Company's business may involve costs or effects of compliance with environmental laws (federal, state or local environmental law).

Government Regulation of Development, Exploration and Production

The Company is not aware of any existing or probable governmental regulations of an extraordinary nature pertaining to the Company's business, other than those which apply to the development of its oil and gas properties, and those may be extensive.

The development of the Company's oil and gas properties are subject to extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases cost of doing business and affects its profitability. Because such rules and regulations are frequently amended or interpreted differently by regulatory agencies, the Company will be unable to accurately predict the future cost or impact of complying with such laws.

The Company's oil and gas exploration and production operations are affected by state and federal regulation of oil and gas production, federal regulation of gas sold in interstate and intrastate commerce, state and federal regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or pro-ration unit and the amount of oil and gas available for sale, state and federal regulations governing the availability of adequate pipeline and other transportation and processing facilities, and state and federal regulation governing the marketing of competitive fuels.

Many state authorities require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. Such states also have ordinances, statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the regulation of spacing, plugging and abandonment of such wells, and limitations establishing maximum rates of production from oil and gas wells

Environmental Regulation
------------------------

The recent trend in environmental legislation and regulation has been generally toward stricter standards, and this trend will likely continue. The Company does not presently anticipate that it will be required to expend amounts relating to the development of the oil and gas properties that are material in relation to its total capital expenditure program by reason of environmental laws and regulations, but because such laws and regulations are subject to interpretation by enforcement agencies and are frequently changed by legislative bodies, we are unable to accurately predict the ultimate cost of such compliance for 2008.

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

The following environmental laws and regulatory programs appear to be most significant to the oil and gas properties in 2008:

Clean Water and Oil Pollution Regulatory Programs.
-------------------------------------------------

The Federal Clean Water Act ("CWA") regulates discharges of pollutants to surface waters. The discharge of crude oil and petroleum products to surface waters also is precluded by the Oil Pollution Act ("OPA"). Our operations are inherently subject to accidental spills and releases of crude oil and drilling fluids that may give rise to liability to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. Minor spills occur from time to time during the normal course of our production operations. The Company maintains spill prevention control and countermeasure plans ("SPCC plans") for facilities that store large quantities of crude oil or petroleum products to prevent the accidental discharge of these potential pollutants to surface waters.

Clean Air Regulatory Programs.
------------------------------

The Company operations are subject to the federal Clean Air Act ("CAA"), and state implementing regulations. Among other things, the CAA requires all major sources of hazardous air pollutants, as well as major sources of certain other criteria pollutants, to obtain operating permits, and in some cases, construction permits. The permits must contain applicable Federal and state emission limitations and standards as well as satisfy other statutory and regulatory requirements. The 1990 Amendments to the CAA also established new monitoring, reporting, and recordkeeping requirements to provide a reasonable assurance of compliance with emission limitations and standards.

Waste Disposal Regulatory Programs.
-----------------------------------

The operations may generate and result in the transportation and disposal of quantities of produced water and other wastes classified by EPA as "non-hazardous solid wastes". The EPA is currently considering the adoption of stricter disposal and clean-up standards for non-hazardous solid wastes under the Resource Conservation and Recovery Act ("RCRA"). In some instances, EPA has already required the clean up of certain non-hazardous solid waste reclamation and disposal sites under standards similar to those typically found only for hazardous waste disposal sites. It also is possible that wastes that are currently classified as "non-hazardous" by EPA, including some wastes generated during our drilling and production operations, may in the future be reclassified as "hazardous wastes". Because hazardous wastes require much more rigorous and costly treatment, storage, transportation and disposal requirements, such changes in the interpretation and enforcement of the current waste disposal regulations would result in significant increases in waste disposal expenditures by us.

The Comprehensive Environmental Reponse, Compensation and Liability Act
-----------------------------------------------------------------------
("CERCLA").
-----------

CERCLA, also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to have caused or contributed to the release or threatened release of a "hazardous substance" into the environment. These persons include the current or past owner or operator of the disposal site or sites where the release occurred and companies that transported disposed or arranged for the disposal of the hazardous substances under CERCLA. These persons may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. The Company is not presently aware of any potential adverse claims in this regard.

Health and Safety Regulatory Programs.
--------------------------------------

The operations also are subject to regulations promulgated by the Occupational Safety and Health Administration ("OSHA") regarding worker and work place safety.

Regulations Relating to Real Estate Development and Maintenance
---------------------------------------------------------------

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

Employees

As of December 31, 2007, we have no employees except our Chief Executive Officer. We do not have any employees at this time and do not anticipate the need to hire any employees until such time as we have been sufficiently capitalized.

Our future success also depends on our ability to attract and retain other qualified personnel, for which competition is intense. The loss of our Chief Executive Officer or our inability to attract and retain other qualified employees could have a material adverse effect on us.

Risk Factors

In addition to the risks and other considerations discussed elsewhere in this annual report, set forth below is a discussion of certain risk factors relating to our business and operations. These risk factors are drafted in "Plain English" format in accordance with Rule 421 of the Securities Act. Accordingly, references to "we" and "our" refer to City Capital Corporation and its subsidiaries.

Risks Related to Our Business
-----------------------------

We have a history of operating losses and will need to generate significant revenues to achieve or maintain our profitability.

The real estate market in which the Company is engaged is highly competitive. There are many residential development companies within the market area both for profit and not for profit that have greater resources than the Company.

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

The Company operates in a volatile market and is subject to numerous outside influences in its business. Among the risks but not limited to the following factors:

o The Company has a lack of operating history, is not profitable, and has not generated sustainable revenue since inception, which may affect the Company's ability to continue to operate.

o The Company's accountant has expressed a doubt as to whether the Company may continue as a going concern. If the Company does not develop sufficient operations to generate operating capital, this may affect the Company's ability to continue to operate.

The Company May Borrow Money Which Magnifies the Potential For Gain or Loss on
------------------------------------------------------------------------------
Amounts Invested and May Increase the Risk of Investing in the Company.
-----------------------------------------------------------------------

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

Changes in Interest Rates May Affect the Cost of Capital.
---------------------------------------------------------

Because the Company can borrow money to acquire assets and improve them, the operating income can be dependent upon the rate at which the Company borrow funds and the return on the projects that use the borrowed funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our operating income. In periods of rising interest rates, the cost of funds would increase, which would reduce income.

We May Need to Raise Additional Cash to Complete Our Projects.
--------------------------------------------------------------

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

Risks Relating to Acquisitions
------------------------------

We May Fail to Uncover All Liabilities of Acquisition Targets Through The Due
-----------------------------------------------------------------------------
Diligence Process Prior to an Acquisition, Exposing us to Potentially Large,
----------------------------------------------------------------------------
Unanticipated Costs.
--------------------

Prior to the consummation of any acquisition, we perform a due diligence review of the target in the Real Estate or oil and gas markets we propose to acquire. Our due diligence review, however, may not adequately uncover all of the contingent or undisclosed liabilities we may incur as a consequence of the proposed acquisition.

Special Non-Recurring and Integration Costs Associated with Acquisitions Could
------------------------------------------------------------------------------
Adversely Affect Our Operating Results in the Periods Following These
---------------------------------------------------------------------
Acquisitions.
-------------

In connection with some acquisitions, we may incur non-recurring severance expenses, restructuring charges and change of control payments. These expenses, charges and payments, as well as the initial costs of integrating the personnel and facilities of an acquired business with those of our existing operations, may adversely affect our operating results during the initial financial periods following an acquisition. In addition, the integration of newly acquired companies may lead to diversion of management's attention from other ongoing business concerns.

Risks Relating to Common Stock
------------------------------

Our Common Stock Price May Be Volatile.
---------------------------------------

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

     o Significant volatility in the market price and trading volume of securities.

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

No Assurance of Public Trading Market and Risk of Low Priced Securities May
---------------------------------------------------------------------------
Affect Market Value of Our Stock.
---------------------------------

The SEC has adopted a number of rules to regulate "penny stocks." Such rules include Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets), the rules would apply to the Company and to its securities.

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

There has been only a limited public market for the common stock of the Company. Our common stock is currently traded on the Pink Sheets. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Company's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

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

Sarbanes-Oxley Act
------------------

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2007. In subsequent years, our independent registered public accounting firm will be required to opine on those internal controls and management's assessment of those controls. In the process, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

We evaluated our existing controls for the year ended December 31, 2007. Our Chief Executive Officer identified material weaknesses in our internal control over financial reporting and determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2007. The identified material weaknesses did not result in material audit adjustments to our 2007 financial statements; however, uncured material weaknesses could negatively impact our financial statements for subsequent years.

We cannot be certain that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that our auditors will not have to report a material weakness in connection with the presentation of our financial statements. If we fail to comply with the requirements of Section 404 or if our auditors report such material weakness, the accuracy and timeliness of the filing of our annual report may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative affect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

Further, we believe that the out-of-pocket costs, the diversion of management's attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company maintains a Principle Executive mailing address at 2000 Mallory Lane Suite 130-301 Franklin, TN 37067. The Company formally maintained offices at 256 Seaboard Lane, Building E #101 Franklin, TN 37067. From August 22, 2006 through September 2007, the Company rented a space located at 256 Seaboard Lane, Building# 101, Franklin, TN 37067 a suburb of Nashville, TN from Amorocorp. The Chief Executive Officer of Amorocorp and the Company are the same.

Real Estate Property

On October 1, 2007, the Company was granted St. Clair Superior Apartment Inc., an apartment building in Cleveland, Ohio for no cash consideration as the seller was unable to fund the property.

The following table sets forth the Company's property:

                                             Type of
  Property                Date of Purchase   Ownership                Use
------------------------  ----------------   --------------   ------------------
2.083 acres of land       October 1, 2007    100% Ownership   Occupied Apartment
with 47,764  sq.                             of St. Clair     Building
feet apartment building                      Superior
in Cleveland, OH                             Apartment, Inc.

Schedule of Property

Set forth below for the Company's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                           Gross                                              Federal
                          Carrying   Accumulated   Depreciable   Method of      Tax
Property                   Value     Depreciation     Life     Depreciation     Basis
 ----------------------   --------   ------------  ----------- ------------   -------
2.083 acres of land
with 47,764  sq.          $165,000      $1,375         30      Straight line  $165,000
feet apartment building
in Cleveland, OH

Schedule of Property Indebtedness
---------------------------------

The St. Clair Superior Apartment, Inc. property is encumbered by a mortgage with a fair value of $46,684 at December 31, 2007. As of March 31, 2008 the mortgage has been paid in full.

Real Estate Taxes and Rates
---------------------------

Upon sale of ECC Vine Acquisition, LLC, no real estate taxes were paid by the Company.

Capital Improvements
--------------------

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

On November 7, 2007, Goshen Energy signed a joint venture agreement with Native American Biofuels International representing the bio fuels interest of nearly a dozen Native American Tribes. The joint venture will facilitate development of both bio-fuels and other renewable energy resources, and the necessary infrastructure to implement such a program on tribal lands to produce biodiesel. As of December 31, 2007, there has been no movement as the terms of the agreement have not been met.

On November 13, 2007, Goshen Energy signed a distribution agreement with Verde Bio Fuels, Inc., a South Carolina Corporation, to distribute their bio-diesel product in the United States. In the agreement Verde committed to purchase up to 10 Million gallons of Goshen B-100 and B-99.9 bio-diesel per year, to distribute across the United States. Verde also has right of first refusal on any other U.S. production of Goshen bio-diesel. Under the agreement, Verde will pay all of the production costs for the fuel it distributes, and the two companies will split the net profits on the sale of each gallon.

ITEM 3.  LEGAL PROCEEDINGS.

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

On July 28, 2007, the Company was named as a defendant is a lawsuit filed in the United States District Court for the Eastern District of Pennsylvania, Philadelphia Division by the Granite Companies, Inc. The Granite Companies contend that City Capital entered into an agreement to purchase the membership interests of The Granite Companies and continue to operate the entity, together with an agreement to honor certain outstanding liabilities. The complaint alleges that City Capital breached its contractual obligation and also should be found liable for fraud relating to the transaction. $1,238,719, together with punitive damages and any other relief deemed appropriate by the Court are being sought. The Company has filed a motion to dismiss the complaint and several other pre-discovery motions have been filed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 8, 2007 the Company presented for the shareholders' approval a resolution for a reverse split of the Corporation's outstanding common stock on a twenty five to one (25 to 1) basis. On December 12, 2007 and subsequent to the approval of its shareholders the Company reversed all common stock 25 to 1.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company's common stock began trades on the Pink Sheets under the symbol "CCCN". Upon the revaluation of stock on December 12, 2007, the Company changed to the current symbol "CTCC". Prior to December 15, 2004 (when the Company was known as Synthetic Turf Corporation of America, Inc.), the common stock traded under the symbol "SYTR". Prior to November 14, 2003 (when the Company was known as JustWebit.com, Inc.), the common stock traded under the symbol "JWIT". The range of closing prices shown below is as reported by this market. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. All prices below are adjusted for the reverse stock split of 25 to 1, which occurred on December 12, 2007 as reported by Smallcapcenter.com.

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on December 31, 2007

                                                    High        Low
                                                   ------      ------

Quarter Ended December 31, 2007                      2.00        0.50
Quarter Ended December 31, 2007                     13.00        1.25
Quarter Ended June 30, 2007                         20.25        8.25
Quarter Ended March 31, 2007                        21.00        2.08

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on December 31, 2006

                                                     High        Low
                                                    ------      ------

Quarter Ended December 31, 2006                       5.50        2.38
Quarter Ended December 31, 2006                       6.00        2.88
Quarter Ended June 30, 2006                          10.00        3.25
Quarter Ended March 31, 2006                          5.50        2.88

Holders of Common Equity

As of December 31, 2007, the Company had approximately 840 shareholders of record. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

Dividend Information

On April 30, 2007, the Company issued 51,630 shares of restricted common stock to unaffiliated third parties as a stock dividend declared April 23, 2007 valued at $746,035 at $0.001 par per share.

The board of directors presently intends to retain any earnings to finance our operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon our earnings, capital requirements and other factors.

Employee Stock Incentive Plan.

On March 5, 2001, the Company adopted a Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 3 was adopted on July 1, 2004 and Amendment No. 4 was adopted on March 29, 2007). The purposes of the plan are to enable the Company to promote the interests of the company by attracting and retaining non-employee directors and consultants capable of furthering the business of the company and by aligning their economic interests more closely with those of the company's shareholders, by paying their retainer or fees in the form of shares of common stock. All 80,000,000 shares of common stock authorized under this plan have been registered under a Form S-8's filed with the SEC. As of December 31, 2006, there are no shares remaining to be issued under the initial plan with 20,000,000 available under the plan amended March 29, 2007. As of December 31, 2007, there were 18,397,796 shares available under the March 29, 2007 amended plan.

                      Equity Compensation Plan Information
                                December 31, 2007
                                                                             Number of securities
                                                                            remaining available for
                                                                             future issuance under
                         Number of securities to      Weighted-average        equity compensation
                         be issued upon exercise     exercise price of         plans (excluding
                         of outstanding options,    outstanding options,    securities reflected in
                           warrants and rights      warrants and rights           column (a))
    Plan category                  (a)                      (b)                       (c)
-----------------------  -----------------------    --------------------   -------------------------
 Equity compensation
  plans approved by
  security holders                  0                       $0                         0

                                                                             Stock Incentive Plan:
                                                                              20,000,000 shares;
 Equity compensation                                                            Director's and
plans not approved by                                                        Consultant's Plan: 0
  security holders                  0                       $0                      shares

                                                                             Stock Incentive Plan:
                                                                              20,000,000 shares;
                                                                                Director's and
                                                                             Consultant's Plan: 0
        Total                       0                       $0                      shares



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

This annual report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our Management, Discussion and Analysis (`MD&A") is provided as a supplement to our audited financial statements to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A section is organized as follows:

     o Executive Summary, Overview and Development of our Business. These sections provide a general description of the Company's business, as well as recent developments that we believe are important in understanding our results of operations as well as anticipating future trends in our operations.

     o Critical Accounting Policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent assets and liabilities.

     o Results of Operations. This section provides an analysis of our results of operations for the year ended December 31, 2007 ("Fiscal 2007") compared to the year ended December 31, 2006 ("Fiscal 2006"). A brief description of certain aspects, transactions and events is provided, including related-party transactions that impact the comparability of the results being analyzed.

     o Liquidity and Capital Resources. This section provides an analysis of our financial condition and cash flows as of and for the year ended December 31, 2007.

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

This annual report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

OVERVIEW

The Company is engaged in leveraging investments, holdings and other assets to create self-sufficiency for communities around the country and the world. City Capital currently manages diverse assets and holdings including real estate developments and buying, selling and drilling oil and gas properties.

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

RECENT DEVELOPMENTS

On April 6, 2007 the Company organized City Capital Rehabilitation, LLC. The Company was organized to purchase, renovate and sell distressed properties across the country. Homes are targeted for purchase and renovation for at least 65% of the After Repaired Value. This subsidiary was discontinued in exchange for debt restructuring with the Lucien group in the fourth quarter of 2007.

The Company entered into a Line of Credit Agreement with Lucian Group on October 13, 2006. On June 12, 2007, the Company terminated the agreement without penalty.

On August 13, 2007 the Company entered into a several agreements wherein in it assigned its obligations under eighteen promissory notes to the Lucian Group, a New York corporation. The promissory notes have an aggregate principal amount of approximately $4,478,000 and assignment was consented to by all promissory note holders. Consenting Promissory Note Holders were issued shares of common stock in the Company at the rate of one share for each dollar of principal assigned, a total of 4,477,891 shares pre-split (179,116 post split) of which 4,377,703 pre-split (175,108 post split) were issued in November 2007. In consideration of the assumption of the Promissory Note liabilities, the Company assigned and transferred to the Lucian Group, its 100% ownership interests in three limited liability companies. The limited liability companies are: ECC Vine Street Real Estate Acquisitions, LLC, a Missouri limited liability company; City Capital Rehabilitation, LLC, a Missouri limited liability company; and The Hough Initiative, LLC, an Ohio limited liability company. The Company issued 600,000 shares (post split) of its common stock to the Lucian Group upon closing of the agreements. The shares to the Lucian Group were issued in November 2007.

The purpose and effect of the transactions were to reduce the Company's liabilities by approximately $4,916,000 of notes payable and related interest.

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

On May 23, 2007, after performing additional due diligence the Company determined that it was not in their best interest to continue with the acquisition and so notified Granite. We have expensed the $181,817 as a loss on investment as of December 31, 2007.

During 2007 we have loaned money or paid expenses principally consisting of legal and accounting fees on behalf of PFDC, a Company that we are completing due diligence in anticipation of acquisition. We have recorded these items as notes receivable as we anticipated applying the amount to the acquisition price at closing. In the fourth quarter of 2007 we determined that the potential acquisition was not feasible to the addition costs involved to development and our current financial situation and we expensed the $81,744 as a loss on investment as of December 31, 2007.

On October 1, 2007, the Company was granted St. Clair Superior Apartment, Inc., that consists of an apartment building in Cleveland, Ohio for no cash consideration as the seller was unable to fund the property. The Company assumed approximately $420,000 in accounts payable, accrued liabilities with this transaction.

CRITICAL ACCOUNTING POLICIES

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading "Results of Operations" following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the assessment of our long lived asset evaluation.

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Impairment of long-lived assets
-------------------------------

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," the Company records valuation adjustments on land inventory and related communities under development when events and circumstances indicate that they may be impaired and when the cash flows estimated to be generated by those assets are less than their carrying amounts. The Company did not record valuation adjustments on land inventory as of December 31, 2007 as no triggering event or impairment had occurred. Due to the commitment to sell the subsidiaries in which our land resides, we have presented this asset in assets held for sale.

Results of Operations for the year ended December 31, 2007 compared to the year ended December 31, 2006

Results of operations consist of the following:

                         December 31, 2007  December 31, 2006     $ Change     % Change
                         -----------------  -----------------     --------     --------
Net Revenues              $      163,447       $        --      $    163,447      100%
Cost of Revenues                  15,905                              15,905      100%
                          --------------       -----------      ------------    ---------
Gross Profit                     147,542                --           147,542      100%
Operating, General and
Administrative Costs           6,106,636           822,141         5,284,495      643%
                          --------------       -----------      ------------    ---------
Net Operating Loss        $   (5,959,094)      $  (822,141)     $ (5,136,953)     625%


The results of operations reflected in this discussion include historical operations of the Company as a BDC during the period July 1, 2006 through December 31, 2006 and January 1, 2007 through January 3, 2007 and not as a BDC during January 4, 2007 through December 31, 2007. Thus the results which are indicatives of the Company's results may not be comparative as to operations.

(a)   Revenues and Cost of Revenue.

The Company reported zero revenue for the year ended December 31, 2006. For the year ended December 31, 2007, the Company generated revenues of $163,447 representing $35,659 of rental revenue for the three months that we have owned the St. Clair Superior Apartment, Inc., $90,084 for twelve months of consulting revenue and $37,704 relating to royalties related to a failed gas and oil project. Cost of revenue was zero for the year ended December 31, 2006 compared to $15,905 as of December 31, 2007. The cost of revenues for 2007 represents the cost of revenues for the three months that we have owned the St. Clair Superior Apartment, Inc. Revenues and cost of revenue was the result of the Company's changing from a BDC to operating company as of January 3, 2007.

(b)   Operating, General, and Administrative Expenses.

The operating expenses for the year ended December 31, 2006 was $822,141. This compares to operating expenses for the same period in 2007 totaling $6,106,314. The majority of the increase for the year ending December 31, 2007 over December 31, 2006 was attributable to consulting cost of $4,235,244, repairs and maintenance of $204,800 and marketing and investor relation expense of $694,716; all other costs were relatively comparable. Of our operating, general and administrative expenses we issued stock for services of $3,239,518. At the end of the second quarter of 2007, most of our outstanding consulting agreements were cancelled due to a downturn in business. We continue to engage limited consultants for securities and exchange reporting regulatory purposes, accounting and administration, and other business purposes where needed, but continue to conserve funds were ever possible.

(c)   Non-operating expense (income).

The Company incurred interest expense (net of interest income) of ($165,690) for the year ended December 31, 2006, compared with $1,017,813 for the year ended December 31, 2007. The fluctuation in interest expense for the year ended December 31, 2007 is due interest related to the $4,478,000 worth of notes that were assigned to the Lucien group.

Loss of investment for the twelve months ended December 31, 2007 was $563,560 compared to $0 at December 31, 2006. The Company incurred a loss on investment of $300,000 on a Goshen investment due to not being able to make payments for an oil and gas lease. Partially due to this management has refocused Goshen into green fuels, such as biofuel, wind and solar. The Company paid $150,000 as a non-refundable deposit and $31,817 of other operating expenses on behalf of Granite (previous discussed) which were also included in our loss of investment. Finally, after further due diligence, approximately $82,000 related to PFDC was accounted for as loss on investment as the project was not deemed feasible.

Liquidity and Capital Resources.

                                   December 31, 2007  December 31, 2006    $ Change    % Change
                                   -----------------  -----------------    --------    --------
Cash                                 $    45,499         $    12,026      $    33,473     278%
Notes Receivable                     $ 2,131,780         $   182,924      $ 1,948,856    1065%
Accounts Payable and Accrued         $   507,065         $   406,096      $   100,969      25%
Expenses
Notes Payable, Convertible           $ 2,282,137         $ 1,449,651      $   832,486      57%
Debentures and Debt Derivative

We have financed our operations during the period primarily through use of cash on hand and issuance of common stock, including conversion of notes to common stock and assignment of eighteen promissory notes to the Lucian Group, a New York corporation. As of December 31, 2007, we had total current liabilities of $3,288,319 compared to $1,855,747 as of December 31, 2006. The increase in current liabilities is primarily due to a significant increase in Notes Payable and an Unsecured Liability offset by a decrease in our Convertible Debentures as several of our debenture holders elected to convert their notes to common stock.

Cash decreased as of December 31, 2007 due to the above. Our debt load will put considerable strain on our cash resources for 2008.

As of December 31, 2007, our Notes Receivable- related party increased to $2,131,780 compared to $138,636 at December 31, 2006. The President of the Company is also the President and a shareholder of the debtor. The Company and the debtor have been discussing this matter and are studying potential forms of consolidation or amalgamation which would eliminate the outstanding debt. The Company has requested an independent study of the matter with recommendations being presented for resolution. Payments toward this note where received in the fourth quarter of 2007.

We had $45,499 cash on hand as of December 31, 2007 compared to $12,026 as of December 31, 2006. Due to our cash and debt balances at December 31, 2007 we have taken measures to reduce costs (including cancelling all non-essential consulting contracts), decrease our debt (assignment of eighteen promissory notes to the Lucian Group, a New York corporation) and look for other ways to improve our cash flows. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and planned expansion. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

If we are unable to fund ourselves through profitable operations or the ability to raise capital we may not continue as a going concern.

Off Balance Sheet Arrangements.

The Company does not engage in any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.


ITEM 7. FINANCIAL STATEMENTS.

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 24, 2007, the firm Spector & Wong, LLP, of Pasadena, California, was engaged by the Company's board of directors as the principal accountant to audit the Company's financial statements for the fiscal year of the ended December 31, 2007. On October 1, 2007, the firm De Joya Griffith and Company, LLC who were previously engaged as the principle auditors of the Company's financial statements, resigned.

The decision to change independent accountants was approved by the Board of Directors who functions as the Audit Committee of the Company on October 24, 2007.

During our most recent fiscal years and any subsequent interim period preceding such change in accountants, there were no disagreements with De Joya Griffith & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure (within the meaning of Item 304(a)(1)(iv) of Regulation S-K), and there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

On February 5, 2007, the firm De Joya Griffith & Company, LLC, of Henderson, Nevada, was engaged as the principal accountant to audit the Registrant's financial statements for the fiscal year of the Company ended December 31, 2006, and George Brenner, C.P.A., the independent accountant who was previously engaged as the principal accountant to audit the Company's financial statements, resigned.

The reports of De Joya Griffith & Company, LLC for the fiscal years ended December 31, 2006 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.

The Company provided a copy of the foregoing disclosures to George Brenner, C.P.A. prior to the date of filing this report and requested that he provide it with a letter addressed to the Securities and Exchange Commission stating whether or not he agrees with the statements in this Item 4.01. A copy of the letter furnished in response to that request was filed as Exhibit 16.1 of the Form 8-k.

ITEM 8A. CONTROLS AND PROCEDURES.

Management's Report on Internal Control over Financial Reporting

The management of City Capital Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

WE EXPECT TO NOTE THE FOLLOWING MATERICAL WEAKNESSES - INFORMATION AND COMMUNICATION, SEGREGATION OF DUTIES AND POSSIBLY FINANCIAL REPORTING

Identified Material Weaknesses

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following internal control deficiencies during its assessment of our internal control over financial reporting as of December 31, 2007:

     1. We did not have effective comprehensive entity-level internal controls specific to the structure of our Company to ensure adequate, timely and accurate communication and information flow; and,

     2. We did not have formal policies governing certain accounting transactions and financial reporting processes.

An independent consulting firm assisted management with its assessment of the effectiveness of our internal control over financial reporting, including scope determination, planning, staffing, documentation, testing, remediation and retesting and overall program management of the assessment project. In conclusion, our Chief Executive Officer determined that City Capital Corporation did not maintain effective internal control over financial reporting as of December 31, 2007.

Management's Remediation Initiatives

We are in the process of evaluating our material deficiencies. We have already begun to remediation procedures of these deficiencies. However, others may require additional people, which will take longer to remediate.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

     1. Identify a communication process such that transactions entered into by executive management are communicated in a timely and effective manner to avoid unnecessary financial reporting delays and adjustments;

     2. Establish comprehensive formal general accounting policies and procedures and require employees, or consultants in areas such as Accounting, Reporting and Administration, to facilitate sign off such policies and procedures with executive management as documentation of their understanding of and compliance with City Capital Corporation policies; and,

     5. Finalize formal policies governing accounting transaction and financial reporting processes which were started as part of this endeavor.

We anticipate that the above initiatives will be at least partially, if not fully, implemented by June 30, 2008. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2008.

Conclusion

The above identified material weaknesses did not result in material audit adjustments to our 2007 financial statements. However, it is reasonably possible that, if not remediated, one or more of the identified material weaknesses noted above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

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

Gary Borglund and Richard Overdorff were appointed to the board of directors on February 6, 2001. On July 15, 2002, Mr. Borglund was appointed president and continued in his role of chairman of the board until September 15, 2006 at which time Mr. Borglund resigned as Chairman of the Board and was replaced by Ephren Taylor, Jr. Both Gary Borglund and Richard Overdorff resigned as directors and officers of the Company on May 1, 2007.

On April 17, 2007 Melissa Grimes was appointed director and chief operations officer. Melissa Grimes resigned as director and officer of the Company on September 4, 2007.

On July 27, 2006 Phillip St. James was appointed to the board of directors of the Company and resigned on September 11, 2007.

On September 18, 2006 Don R. McCarthy was appointed to the board of directors of the Company. On January 19, 2007 Emerson Brantley was appointed to the board of directors of the Company.

Ephren W. Taylor II, Chairman and Chief Executive Officer

Mr. Taylor, age 25, became the Company's Chief Executive Officer and Chairman of the Board of the Company on May 5, 2006. Mr. Taylor's interest in the proposed reorganization transaction arises from his affiliation with Company, as to which Mr. Taylor is Chairman and CEO of Ephren Capital Corporation, the sole member of board of directors. Mr. Taylor, has from 2003 to the present served as the Chief Executive Officer and President of Amoro Corporation, a public company trading under the symbol AORO. PK that is developing various real estate projects in Tennessee, Ohio and Missouri. Mr. Taylor is also serving as the Chief Executive Officer of Amoro Capital Corporation, which owns a diversified portfolio of companies including Ephren Capital Corporation, Green Mountain Springs Water, a third generation bottled water company, and Amoro Financial Group. From 2000 to 2003, Mr. Taylor founded and served as Chief Executive Officer of iNTouch Connections, LLC, a technology company.

Don Ricardo McCarthy, Director

Mr. McCarthy, age 56, from 1997 until his retirement in 2006 served as Consulate to the US from the Caribbean nation of Barbados. He also served as the Senior Business Development Manager for the Barbados Tourism Authority, at the Barbados Consulate General Office. He is also Chairman of the Advisory Counsel for the Caribbean Tourism Organization; Chairman of the Marne and Ecological Research Foundation; Director of Ramnat Financial Group; Director of Distinctive Luxury Vacations; Member of the Greater Los Angeles World Trade Center Association; and, Member of the Los Angeles Diplomatic Corps. Mr. McCarthy earned a Bachelors and Masters of Business Administration at Western States University in Fullerton, CA.

Emerson Brantley, Executive Vice President, Director

Mr. Brantley, 51 was elected Executive Vice President and director of the Company on January 19, 2007. In addition he serves as a director and chief communication officer of Amorocorp, Inc, a related party. Mr. Brantley is also President of Web3Direct Business Consulting and a principal of the Guthrie Group. Since 1991 has served as an officer and director of various companies including International Media Holdings, Inc, Success Development International and Bronz-Glow Coating Corporation. Mr. Brantley graduated in 1976 Magna Cum Laude in communications from Florida State University.

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

Based solely upon our review of copies of Forms 3, 4 and 5, and any subsequent amendments thereto, furnished to the Company by our directors, officers and beneficial owners of more than ten percent of our common stock, we are aware of a Form 3 that has not been filed regarding shares issued to the Lucian Development on 10/26/2007.

Other Committees of the Board of Directors.

Currently, the Company's Board of Directors acts as the audit committee, compensation committee, and nominating committee. The Company's Chairman of the Board of Directors, Mr. Taylor, is not an "audit committee financial expert" within the applicable definition of the Securities and Exchange Commission. The Company will not have an "audit committee financial expert" until the Board is expanded and additional directors are added.

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

ITEM 10. EXECUTIVE COMPENSATION

The following tables provides certain summary information concerning the compensation earned by the named executive officers for the years ended December 31, 2007, December 31, 2006 for services rendered in all capacities to City Capital Corp.:

Summary Compensation Table.

                                   Annual compensation                   Long-term compensation
                           ----------------------------------     -----------------------------------
                                                                        Awards              Payouts
                                                                  ----------------------  -----------
                                                                              Securities
                                                      Other                     under-                   All
 Name and                                             annual      Restricted    lying                   other
principal                                             compen-       stock      options/      LTIP       compen-
 position          Year      Salary       Bonus       sation       award(s)      SARs       payouts     sation
   (a)             (b)       ($)(c)       ($)(d)      ($)(e)        ($)(f)      (#)(g)      ($)(h)      ($)(i)
--------------     ----     --------      ------      -------     ----------  ----------    -------     -------
Ephren Taylor,     2007     $250,000        -            -            -           -            -            -
CEO (1)            2006        $0           -            -            -           -            -            -
---------------------------------------------------------------------------------------------------------------
Gary Borglund,     2007        $0           -            -            -           -            -            -
President (2)      2006      $80,000(3)     -            -            -           -            -            -
                   2005      $85,169(3)     -            -            -           -            -            -
                   2004      $55,069(3)     -            -            -           -            -            -
---------------------------------------------------------------------------------------------------------------

                                            OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                                     OPTION AWARDS                                               STOCK AWARDS
                  ---------------------------------------------------------------- -----------------------------------------------
                                                                                                                          Equity
                                                                                                                         Incentive
                                                                                                              Equity       Plan
                                                                                                            Incentive     Awards:
                                                                                                               Plan      Market or
                                                   Equity                                                    Awards:      Payout
                                                  Incentive                                                 Number of    Value of
                                                Plan Awards:                                    Market       Unearned    Unearned
                    Number of      Number of      Number of                          Number of  Value of     Shares,      Shares,
                   Securities     Securities     Securities                          Shares or  Shares or    Units or    Units or
                   Underlying     Underlying     Underlying                          Units of   Units of      Other        Other
                   Unexercised    Unexercised    Unexercised   Option               Stock That  Stock      Rights That    Rights
                     Options        Options       Unearned    Exercise    Option     Have Not   That Have    Have Not    That Have
                       (#)            (#)          Options      Price   Expiration    Vested    Not Vested    Vested    Not Vested
      Name         Exercisable   Unexercisable       (#)         ($)       Date         (#)        ($)         (#)          (#)
       (a)             (b)            (c)            (d)         (e)        (f)         (g)        (h)         (i)          (j)
--------------     -----------   -------------  ------------  --------  ----------  ----------  ----------  ----------  ----------
Ephren Taylor,          -              -              -           -          -           -          -           -            -
CEO (1)

Gary Borglung,          -              -              -           -          -           -          -           -            -
President(2)

The Principal Officers of the Company did not receive any stock options or stock awards that have not vested for their services.


                                     DIRECTOR COMPENSATION
                                                                           Non-Qualified
                Fees Earned                               Non-Equity         Deferred
                 or Paid in  Stock                         Incentive       Compensation         All
                    Cash     Awards     Option Awards  Plan Compensation     Earnings          Other
     Name           ($)        ($)           ($)              ($)               ($)        Compensation  Total
      (a)           (b)         I            (d)              (e)               (f)          ($)   (g)   ($)(j)
--------------  -----------  ------     -------------  -----------------   ------------    ------------  ------
Ephren Taylor,       -           -            -                -                 -                -        -
CEO (1)
Gary Borglund,       -           -            -                -                 -                -        -
President (2)

(1)  Mr. Taylor was appointed Chief Operating Officer on May 5, 2006.

(2) Mr. Borglund was appointed to the position of president on July 15, 2003 and resigned from the Company on May 1, 2007.

     The Company had accrued but not paid Mr. Borglund $95,694 through December 31, 2007

Directors of the Company do not receive cash compensation for their services as directors or members of the committees of the board of directors. All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the board of directors or management committees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of December 31, 2007 (2,524,252) shares issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of 5% or more of the outstanding common stock; and (ii) all directors and executive officers of the Company as a group:


                                                                     Amount of Beneficial Ownership     Percent of
  Title of Class       Name and Address of Beneficial Owner (1)                    (2)                     Class
------------------- ------------------------------------------------ -------------------------------- ----------------
                               Lucian Development Group
   Common Stock                    2000 Mallory Lane                             600,000                  23.77%
                                     Suite 130-301
                                  Franklin, TN 37067

                                     Don McCarthy
   Common Stock                    2000 Mallory Lane                              1,000
                                     Suite 130-301
                                  Franklin, TN 37067
                                                    0.00%
                              Ephren Taylor Holdings, LLC
   Common Stock                    Ephren Taylor II
                                   2000 Mallory Lane                             270,921                  10.73%
                                     Suite 130-301
                                  Franklin, TN 37067

                                   Emerson Brantley
   Common Stock                    2000 Mallory Lane
                                     Suite 130-301                               43,333                    1.72%
                                  Franklin, TN 37067

   Common Stock     Shares of all directors and executive officers               315,254                  12.49%
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

Securities Authorized for Issuance under Equity Compensation Plans.

The Company has adopted two equity compensation plans and amended as one, neither of which has been approved by the Company's shareholders:

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

     Non-Employee Directors and Consultants Retainer Stock Plan.

On March 5, 2001, the Company adopted a Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 3 was adopted on July 1, 2004 and Amendment No. 4 was adopted on March 29, 2007). The purposes of the plan are to enable the Company to promote the interests of the company by attracting and retaining non-employee directors and consultants capable of furthering the business of the company and by aligning their economic interests more closely with those of the company's shareholders, by paying their retainer or fees in the form of shares of common stock. All 80,000,000 shares of common stock authorized under this plan have been registered under a Form S-8's filed with the SEC. As of December 31, 2006, there are no shares remaining to be issued under the initial plan with 20,000,000 available under the plan amended March 29, 2007. As of December 31, 2007, there were 18,397,796 shares available under the March 29, 2007 amended plan.

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

On August 24, 2006 the Company entered into an agreement with Amorocorp, Inc. (Contractor) where by Amorocorp supplies management and financial services including accounting and legal services to the Company. Under the terms of the agreement the Company pays the Contractor $ 100,000 per month for the services it renders to the Company. The Chairman and CEO of the Company is also the President and a shareholder of the Contractor. As of December 31, 2006 the Company had prepaid Amorocorp $ 138,363. This agreement was terminated on June 30, 2007.

On April 19, 2006 the Company entered into an agreement with Ephren Capital, Inc to acquire 100% of ECC Vine Street Real Estate Acquisitions, LLC (ECC Vine) as an operating subsidiary. Under the terms of the agreement Ephren Capital, Inc exchanged all of their outstanding units for common shares of the Company. In addition, the Company will receive future considerations for the shares issued. On July 1, 2006 the Company's shareholders approved the merger agreement between the Company and ECC Vine. On July 31, 2006 the Company completed the acquisition of ECC Vine and issued 269,255 shares of the Company's stock to the unit holders of ECC Vine; 170,392 shares for the acquisition of the ECC Vine and 99,396 shares for a stock subscription receivable. The Company disposed of ECC Vine Street Acquisition, LLC on November 2007. The Company incurred a loss on discontinued operations of $1,792,302.

For each of the transactions noted above, the transaction was negotiated, on the part of the Company, on the basis of what is in the best interests of the Company and its shareholders. In addition, in each case the interested affiliate did vote in favour of the transaction; however, the full board of directors did make the determination that the terms in each case were as favourable as could have been obtained from non-affiliated parties.

Certain of our directors are engaged in other businesses, either individually or through corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Company and such directors. The Company will attempt to resolve such conflicts of interest in our favor.

ITEM 13.  EXHIBITS

Exhibit No.            Identification of Exhibit                               Location
-----------            -------------------------                               --------
3.10         Certificate of Amended Articles of             Incorporated by reference from City Capital
             Incorporation                                  Corporation's annual report on form
                                                            10-KSB for the year ending December 31,
                                                            2004 filed on April 25, 2005.

3.11         City Capital Corp. Bylaws                      Filed herewith

10.7         Management Agreement                           Filed herewith

14           Code of Ethics                                 Incorporated by reference from City Capital
                                                            Corporation's annual report on form 10-KSB
                                                            for the year ending December 31, 2004 filed
                                                            on April 25, 2005.

21           Subsidiaries                                   Filed herewith

31           Certification of Chief Executive Officer       Filed herewith
             pursuant to Section 302 of the Sarbanes-Oxley
             Act of 2002

32           Certification of Chief Financial Officer       Filed herewith
             pursuant to Section 906 of the Sarbanes-Oxley
             Act of 2002

(b)  Reports on form 8-K

     * On February 8, 2007, the Company filed with the SEC a Current Report pursuant to Item 4.01 and 9.01 of Form 8-K, "Changes in Registrant's Certifying Accountant."

     * On April 23, 2007, the Company filed with the SEC a Current Report pursuant to Item 2.02, 8.01, and 9.01 of Form 8-K, "Results of Operations and Financial Condition."

     * On May 8, 2007, the Company filed with the SEC a Current Report pursuant to Item 1.01, 3.02, 5.02, and 9.01 of Form 8-K, "Entry into a Material Definitive Agreement."

     * On August 17, 2007, the Company filed with the SEC a Current Report pursuant to Item 1.01 of Form 8-K, "Entry into a Material Definitive Agreement."

     * On September 7, 2007, the Company filed with the SEC a Current Report pursuant to Item 5.02, and 9.01 of Form 8-K, "Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers."

     * On September 17, 2007, the Company filed with the SEC a Current Report pursuant to Item 5.02, and 9.01 of Form 8-K, "Departure of Directors or Principle officers; Election of Directors; Appointment of Principle Officers."

     * On October 9, 2007, the Company filed with the SEC a Current Report pursuant to Item 4.01, and 9.01 of Form 8-K, "Changes in Registrant's Certifying Accountant."

     * On October 29, 2007, the Company filed with the SEC a Current Report pursuant to Item 4.01 of Form 8-K, "Changes in Registrant's Certifying Accountant."

     * On November 15, 2007, the Company filed with the SEC a Current Report pursuant to Item 1.01, 3.02, and 8.01 of Form 8-K, "Entry into a Material Definitive Agreement."

(c)  Reports on Form S-8

     * On March 29, 2007, the Company filed with the SEC a Registration Statement, "Securities to be Offered to Employees in Employee Benefit Plan."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed for professional services rendered our principle accountants for the audit of our financial statements, for the review of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $22,275 and $35,949, respectively, for the years ended December 31, 2007 and 2006.

Audit-Related Fees.

The Company did not incur any audited related fees and services not included Audit Fees above for the years ended December 31, 2007 or 2006.

All Other Fees.

There were no tax preparation fees billed for the fiscal year ended December 31, 2007 or 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             City Capital Corporation


Dated: May 1, 2008                      By: /s/ Ephren Taylor
                                            -----------------
                                        Ephren Taylor
                                        Principal Executive Officer/
                                        Principal Financial Officer/Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

Signature                 Title                              Date
------------------   ------------------              ---------------------


/s/ Ephren Taylor    Director                            May 1, 2008
-----------------
Ephren Taylor

                            CITY CAPITAL CORPORATION
                 Financial Statements and Accompanying Footnotes

                                Table of Contents


1.   Reports of Independent Registered Public Accounting Firm................F-2

2.   Balance Sheets..........................................................F-4

3.   Statements of Operations................................................F-5

4.   Statement of Stockholders' Deficit......................................F-6

5.   Statements of Cash Flows................................................F-7

6. Notes to Financial Statements.............................................F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of City Capital Corporation

We have audited the accompanying consolidated balance sheet of City Capital Corporation as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of City Capital Corporation as of December 31, 2006, were audited by other auditors whose report dated April 17, 2007, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City Capital Corporation as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company's ability to continue in the normal course of business is dependent upon the success of future operations. The Company has recurring losses, substantial working capital deficiency, stockholders' deficit and negative cash flows from operations. In addition, default in certain notes payable, recent withdraw as a business development company and commencement of new operations raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Spector & Wong, LLP
-----------------------
Pasadena, CA
April 18, 2008

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of City Capital Corporation

We have audited the accompanying balance sheet of City Capital Corporation ("Company") as of December 31, 2006, and the related statements of changes in net assets, operations, changes in stockholders deficit, cash flows, and financial highlights and for the year ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on my audit.

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

As set forth in the "Schedule of Investments", included in the financial statements, an investment amounting to $1,179,191 at December 31, 2006 has been valued at fair value as determined by the Board of Directors. We have reviewed the procedures applied by the Board of Directors in valuing such investments and have inspected underlying documentation; while in the circumstances the procedures appear to be reasonable and the documentation appropriate, determination of fair value involves subjective judgment which is not susceptible to substantiation by the audit process.

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

/s/ De Joya, Griffith & Company, LLC
------------------------------------
April 17, 2007
Henderson, NV


                            CITY CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                For Years Ended December 31,
                                                                                     2007           2006
                                                                                 -----------    -----------
                                     ASSETS
Current Assets
Cash                                                                             $    45,499    $    12,026
Restricted cash - security deposits                                                   13,728             --
Accounts receivable                                                                    8,743             --
Notes receivable                                                                          --         44,288
Note receivable- related party                                                     2,131,780        138,636
Other asset                                                                            3,719             --
                                                                                 -----------    -----------
      Total Current Assets                                                         2,203,469        194,950

Investment in Portfolio Companies                                                         --      1,084,439
Fixed asset, net of accumulated depreciation of $1,375                               163,625             --
Intangible assets, net of accumulated amortization of $32,113                         44,502             --
Goodwill                                                                             148,146             --
Other asset                                                                               --         94,480
                                                                                 -----------    -----------
        Total Assets                                                             $ 2,559,742    $ 1,373,869
                                                                                 ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable and accrued expenses                                        $   311,371    $   265,208
    Security deposits                                                                 10,695             --
    Accrued consulting-related party                                                 195,694        140,888
    Unsecured liability                                                              604,582             --
    Notes payable including accrued interest
      of $590,374 and $482,060                                                     1,980,008      1,091,474
    Convertible debentures including accrued interest
       of $5,700 and $54,867                                                          35,700        215,617
    Debt Derivative                                                                  150,269        142,560
                                                                                 -----------    -----------
      Total Current Liabilities                                                    3,288,319      1,855,747

Long Term Liabilities
      Convertible debentures including accrued interest of $41,160                   116,160             --
                                                                                 -----------    -----------
        Total Liabilities                                                          3,404,479      1,855,747

Commitment and contingencies

Stockholders' Deficit
      Common stock, $0.001 par value; authorized
        235,000,000 shares; issued and outstanding
        2,524,252 and 701,818 shares, respectively                                     2,524            702
    Additional paid-in capital                                                     8,690,453      1,955,596
    Accumulated deficit                                                           (9,549,737)    (1,652,280)
    Stock subscription payable (receivable)                                           12,023       (619,889)
    Uncategorized depreciation of portfolio companies                                     --       (166,007)
                                                                                 -----------    -----------
        Total Stockholders' Deficit                                                 (844,737)      (481,878)
                                                                                 -----------    -----------
        Total Liabilities and Stockholders' Deficit                              $ 2,559,742      1,373,869
                                                                                 ===========    ===========

       See accompanying notes to these consolidated financial statements.


                            CITY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            For the Years Ended
                                                                 December 31,
                                                              2007           2006
                                                          -----------    -----------
Revenues:
   Revenues                                               $    90,084    $        --
   Rental revenue                                              35,659             --
   Other Revenue                                               37,704             --
                                                          -----------    -----------
                                                              163,447             --

Cost of revenues:
   Cost of rental revenue                                      15,905             --
                                                          -----------    -----------

Gross profit                                                  147,542             --

Operating, general and administrative expenses:
   Consulting expense                                       4,235,244             --
   Marketing and investor relation expense                    694,216             --
   Repairs and maintenance                                    204,800             --
   Other operating, general and administrative expenses       972,376        822,141
                                                          -----------    -----------
                                                            6,106,636        822,141

Operating loss                                             (5,959,094)      (822,141)

 Non-operating expense (income)
   Interest expenses (net of interest income)               1,017,813       (165,690)
   Loss on investment                                         563,560             --
   Debt forgiveness                                                --          4,486
   Loss on investment in subsidiary                            64,170             --
   Gain on debt extinguishment                               (483,933)            --
   Other income                                                    --          3,400
   Change in fair value of debt derivative                      7,710         82,970
                                                          -----------    -----------
                                                            1,169,320        (74,834)

Net loss before discontinued operations                    (7,128,414)      (896,975)

Gain from discontinued operations of ECC Vine, LLC
  and City Capital Rehabilitation, LLC                        (92,054)            --
                                                          -----------    -----------
 Net loss                                                 $(7,036,360)   $  (896,975)
                                                          ===========    ===========

 Basic and diluted loss per common share before
  discontinued operation                                  $     (5.65)   $     (1.28)
                                                          ===========    ===========

 Basic and diluted loss per common share from
  discontinued operation                                  $      0.07    $        --
                                                          ===========    ===========

 Basic and diluted loss per common share                  $     (5.57)   $     (1.28)
                                                          ===========    ===========

 Weighted average number of common shares used to
     compute net loss per weighted average share            1,262,247        701,818
                                                          ===========    ===========


       See accompanying notes to these consolidated financial statements.


                            CITY CAPITAL CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                                                      Uncategorized
                                       Common Stock       Additional        Stock                    (Depreciation)
                                   --------------------    Paid In       Subscribed,    Accumulated   of Portfolio
                                     Shares     Amount     Capital           net         Deficit         Company's       Total
                                   -----------   ------   -----------    -----------    -----------    -----------    -----------
Balance as of December 31, 2005        173,541   $  174   $  (695,895)   $   (12,000)   $  (755,305)   $        --    $(1,463,026)

Stock issued for cash                  213,580      214       796,255             --             --             --        796,469

Stock issued for services                3,000        3        13,497             --             --             --         13,500
Stock for debt and accrued
interest                                41,908       42       157,115             --             --             --        157,157

Acquisition of ECC Vine                269,255      269     1,682,624       (617,889)            --             --      1,065,004


Release of subscribed stock                533        1         1,999         10,000             --             --         12,000
Net change in categorized
(depreciation) of portfolio
company                                    --       --            --             --             --       (166,007)      (166,007)

Net Loss, December 31, 2006                --       --            --             --       (896,975)            --       (896,975)
                                   -----------   ------   -----------    -----------    -----------    -----------    -----------
Balance as of December 31, 2006        701,818   $  702   $ 1,955,596    $  (619,889)   $(1,652,280)   $  (166,007)   $  (481,878)
                                   -----------   ------   -----------    -----------    -----------    -----------    -----------

Stock issued for cash                   39,250       39       127,161             --             --             --        127,200

Stock issued for services              905,182      905     3,238,613             --             --             --      3,239,518
Stock for debt and accrued
interest                                41,264       41       129,522             --             --             --        129,563

Stock dividend                          51,630       53       745,982             --       (746,035)            --             --
Consolidation of previous
investment company under BDC                --       --            --             --       (115,063)            --       (115,063)
Release of shares related to
debt extinguishment                    775,108      774     2,481,090        631,912             --             --      3,113,776
Stock Donation                          10,000       10        12,490             --             --             --         12,500

Sale of portfolio company                   --       --            --             --             --        166,007        166,007

Net Loss, December 31, 2007                 --       --            --             --     (7,036,360)            --     (7,036,360)
                                   -----------   ------   -----------    -----------    -----------    -----------    -----------


Balance as of December 31, 2007      2,524,252   $2,524   $ 8,690,453    $    12,023    $(9,549,737)   $        --    $  (844,737)
                                   ===========   ======   ===========    ===========    ===========    ===========    ===========


       See accompanying notes to these consolidated financial statements.


                            CITY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        For Years Ended December 31,
                                                             2007           2006
                                                         -----------    -----------
Cash flow from operating activities
Net loss                                                 $(7,036,360)   $(1,062,982)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
    Depreciation and amortization expense                     33,488             --
    Stock issued for expenses                              3,239,518         13,500
    Gain on extinguishment of debt                          (483,933)            --
    Gain on discontinued operations                          (92,054)            --
    Loss on disposition of investment subsidiary              64,170             --
    Donation of stock                                         12,500             --
    Interest income                                           (1,700)            --
    Fair value of derivatives                                  7,710        (82,970)
    Decrease (increase) in uncategorized appreciation
    of portfolio companies                                        --        166,007
Changes in operating assets and liabilities
    Restricted cash - security deposits                      (13,728)            --
    Accounts receivable                                       (3,695)            --
    Notes receivables                                             --         19,513
    Notes receivables - related party                     (1,035,598)            --
    Prepaid                                                       --       (138,364)
    Other asset                                                 (271)            --
    Accounts payable and accrued expenses                     28,730        186,053
    Security deposits                                         (2,120)            --
    Consulting payable -related party                         54,806         48,770
    Unsecured liability                                      604,582             --
    Accrued interest                                         640,238             --
                                                         -----------    -----------
Net cash (used) in operating activities                   (3,983,717)      (850,473)
                                                         -----------    -----------
Cash flow from investing activities
    Payment for the discontinuance of ECC Vine and
      City Capital Rehab                                    (211,571)            --
    Cash acquired in acquisition                              23,560             --
                                                         -----------    -----------
Net cash flow provided by  investing activities             (188,011)            --
                                                         -----------    -----------
Cash flow from financing activities
    Sale of common stock for cash                            127,200        796,496
    Proceeds from gain extinguishment of debt                174,492             --
    Convertible debentures                                        --         (9,500)
    Proceeds-notes payable                                 4,633,865         74,500
    Payments-notes payable                                  (730,356)            --
                                                         -----------    -----------
Net cash provided by financing activities                  4,205,201        861,496
                                                         -----------    -----------

Increase in cash from continuing operations                   33,473         11,023
        Cash at beginning of period                           12,026          1,003
                                                         -----------    -----------
        Cash at end of period                            $    45,499    $    12,026
                                                         ===========    ===========

       See accompanying notes to these consolidated financial statements.

                            CITY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

Supplemental Disclosure of Cash Flow Information:

    For year ended                             2007                  2006
                                        -----------------     ------------------

Cash paid for interest                  $          30,353     $               --
                                        =================     ==================
Cash paid for income taxes              $              --     $               --
                                        =================     ==================


Supplemental Disclosure of Non-cash Investing and Financing Information:


    For year ended                                        2007           2006
                                                      ------------   ----------

Note receivable and interest income exchanged
  For accounts payable and debt                       $     45,988   $       --
                                                      ============   ==========
Redevelopment houses acquired through                 $    214,663   $       --
  Note receivable - related party
                                                      ============   ==========
Notes receivable - related party acquired through
  Note payable                                        $  1,123,414   $       --
                                                      ============   ==========
Conversion of notes payable, debentures and
  Accrued interest to common stock                    $    129,563   $  157,157
                                                      ============   ==========
Stock dividend                                        $    746,035   $       --
                                                      ============   ==========
Reclassification of investment portfolio companies
  And prepaid expense to land and retained earnings   $  1,089,803   $       --
                                                      ============   ==========
Stock subscription payable                            $     12,023   $  619,889
                                                      ============   ==========
Acquisition of St. Clair Superior Apartment, Inc.
  For assumption of debt                              $    420,818   $       --
                                                      ============   ==========
Consolidation of previous investment company          $    115,063   $       --
                                                      ============   ==========
Acquisition of ECC Vine for shares                    $         --   $1,065,004
                                                      ============   ==========

                            CITY CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1:  HISTORY OF OPERATIONS

Basis of Presentation and Organization.

The Company was incorporated on July 24, 1984, in Nevada as Diversified Ventures, Ltd. From 1984 through November 3, 2003 the Company went through various name changes and business ventures. On November 3, 2003 the Company changed its name from Justwebit.com, Inc. to Synthetic Turf Corporation, to reflect the change in core business that was anticipated at the time. On December 4, 2006, the Company changed its name to City Capital Corporation. In 2007, the Company withdrew its status as a business development company with the Securities and Exchange Commission resulting in a dramatic change of business focus in the past year. For information on the Company during its business development company stage, see Form 10-KSB for fiscal years 2005 and 2006 as filed with the SEC. Currently City Capital Corporation manages diverse assets and holdings including real estate developments and the buying, selling and drilling of oil and gas properties. As we are at the initial stages of many of our project in the real estate and oil and gas industries, both segments of business are important in the overall make up of City Capital Corporation.

As used in these Notes to the Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to City Capital Corporation and, unless the context indicates otherwise its consolidated subsidiaries. The Companies subsidiaries include Goshen Energy, Inc. ("Goshen"), a Nevada corporation who engages in the buying, selling, and drilling of oil and gas was organized on August 10, 2006; and the St. Clair Superior Apartment, Inc., an Ohio corporation, organized February 23, 2000, that is an apartment complex. Goshen remained dormant until the first quarter of 2007.

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

Although the nature of the Company's operations and its reported financial position, results of operations and cash flows are dissimilar for the periods subsequent to becoming a BDC, its unaudited operating results and cash flows for the periods ended December 31, 2006 and December 31, 2007 are presented in the accompanying financial statements pursuant to Regulation S-B.

On March 29, 2007 the Company sold its wholly owned subsidiary Perfect Turf disposing of the last segment of the turf business. Under the terms of the agreement, the Company's notes payable and convertible debentures plus accrued interest was reduced by $191,225. The Company incurred a loss of $64,170 on the disposition of the investment subsidiary.

On April 19, 2006 the Company acquired ECC Vine Street Acquisition, LLC. This operating subsidiary specialized in the redevelopment of inner city land through the construction and sale of residential and commercial buildings. The Company disposed of ECC Vine Street Acquisition, LLC on November 2007. The Company incurred a loss on discontinued operations of $113,478. This entity was discontinued in exchange for debt restructuring in the fourth quarter of 2007.

On April 6, 2007 the Company organized City Capital Rehabilitation, LLC. The Company was organized to purchase, renovate and sell distressed properties across the country. The Company discontinued City Capital Rehabilitation, LLC in November 2007, incurring a gain on discontinued operations of $205,531.This entity was disposed in association with the exchange for debt restructuring in the fourth quarter of 2007.

On October 1, 2007, the Company was granted St. Clair Superior Apartment, Inc., that consists of an apartment building in Cleveland, Ohio for no cash consideration as the seller was unable to fund the property. The Company assumed approximately $420,000 in accounts payable, accrued liabilities with this transaction.

NOTE 2:  GOING CONCERN

The Company has not generated any significant revenue during the years ended December 31, 2007 and 2006 and has funded its operation primarily through the issuance of debt and equity. Accordingly, the Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing. In addition, our recent withdraw as a BDC and commencement of new operations raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3:  SIGNIFICANT ACCOUNTING POLICIES

Presentation.

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

The financial statements contained herein reflect the results of the Company as an operating company during the year ended 2007 and as a BDC Company during the year ended 2006. The financials do not break out the periods during the year ended 2007 when the Company was an operating company and when the Company was a BDC.

Under the rules governing a BDC, the Company does not consolidate the results of its portfolio companies but assigns a fair market value as determined by the board of directors to these operations. The results of the portfolio companies are not included in the statements of the Company and are carried only as an investment on the balance sheet of the Company during the time it was a BDC. In 2007, with the election to withdraw from BDC status we consolidated ECC Vine, a company that we had previously held as Investment in Portfolio Companies, and recognized the net loss of that company as a direct debit to our retained earnings.

Do to our withdraw from conducting business as a business development company, we have restated our statement of shareholders' equity for comparability purposes.

Stock Based Compensation.

Shares of the Company's common stock were issued for services. These issuances are valued at the fair market value of the services provided and the number of shares issued is determined based upon what the price of the common stock is on the date of each respective transaction. For those transactions without a fair market value in the service contract, we value the shares issued for services at the fair market value of our common stock on the date the total number of shares is known.

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

Concentrations.

The Company maintains cash balances at highly-rated financial institutions through out the United States. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 2007 and 2006 the Company did not have any accounts in excess of the $100,000 insured amount.

Accounts receivable.

Accounts receivable relate to rental income of our subsidiary the St. Clair Superior Apartment, Inc. and are evaluated each accounting period for collectability. As of December 31, 2007 no reserves for collectability were required.

Impairment of long-lived assets.

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

Property and Buildings.

Property and equipment is stated at cost and is depreciated over the estimated useful lives of the related assets using the straight-line method. Estimated service lives of property and buildings is 30 years.

Goodwill and Intangibles.

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business acquisitions. In 2007, the Company's annual goodwill impairment test did not identify an impairment of goodwill.

Income Taxes.

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "Accounting for Income Taxes," and clarified by FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Loss Per Share.

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share". The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options and stock issuable upon conversion of convertible debentures, and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss.

Revenue.

As of December 31, 2007 our revenues consisted of consulting fees recognized when earned and rental revenue recognized in when earned in accordance with the under residential rent lease agreement.

Derivatives.

The Company occasionally issues financial instruments that contain an embedded instrument, such as a conversion feature. At inception, the Company assesses whether the economic characteristics of the embedded derivative instrument are clearly and closely related to the economic characteristics of the financial instrument (host contract), whether the financial instrument that embodies both the embedded derivative instrument and the host contract is currently measured at fair value with changes in fair value reported in earnings, and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument.

If the embedded derivative instrument is determined not to be clearly and closely related to the host contract, is not currently measured at fair value with changes in fair value reported in earnings, and the embedded derivative instrument would qualify as a derivative instrument, the embedded derivative instrument is recorded apart from the host contract and carried at fair value with changes recorded in current-period earnings. As of December 31, 2007 and 2006 we determined that the conversion feature of our convertible debentures qualified for this treatment. As of December 31, 2007 and 2006 the change in the fair value of debt derivative as reported in our statement operations was $7,710 and $82,897, respectively.

Reclassifications.

Certain reclassifications, which have no effect on net loss, have been made in the prior period financial statements to conform to the current presentation. Specifically, $138,363 of Notes Receivable - Related Party was reclassified from Other Assets into Notes Receivable - Related Party.

Recent Accounting Pronouncements.

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair values. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management believes that the adoption of SFAS No. 157 will not have a material impact on the consolidated financial results of the Company.

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

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The noncontrolling interest's portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscals years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 160 will have a material impact on our financial condition or results of operation.

In December 2007, the FASB issued SFAS No. 141 (R), "Business Combinations (revised 2007)" ("SFAS 141 (R)"). SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 160 will have a material impact on our financial condition or results of operation.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our financial condition or results of operation.

NOTE 4:  DEPOSIT

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

NOTE 5:  NOTES RECEIVABLE

On June 29, 2007 the Company entered into a debt exchange agreement where we exchanged our note receivable plus interest of $45,988 for relief of $17,203 in notes payable and $28,785 in accounts payable.

The Company holds a note receivable from Amorocorp with an outstanding balance of $2,131,780 and $138,636 as of December 31, 2007 and 2006, respectively. The President of the Company is also the President and a shareholder of the debtor. The Company and the debtor have been discussing this matter and are studying potential forms of consolidation or amalgamation which would eliminate the outstand debt. The Company has requested an independent study of the matter with recommendations being presented for resolution prior to year end.

The balance as of December 31, 2006 consisted of Cash extended to AmoroCorp ($66,000), expenses paid on behalf of AmoroCorp by the Company ($22,363), and stock issued for cash with the proceeds received by AmoroCorp ($50,000).

For the twelve months ended December 31, 2007, the note was reduced by $110,802. At this time we have not impaired the note due to our assessment of probable payment.

                                                              December 31, 2007
                                                              -----------------
     Cash extended to AmoroCorp                                  $ 1,361,362
     Expenses for rehabilitation houses paid
       on behalf of the Company by AmoroCorp                        (214,663)
     Proceeds for notes payable that were
       deposited directly to AmoroCorp                             1,123,414
     Expenses paid on behalf of AmoroCorp
       by the Company                                               (538,589)
     Stock issued by the Company for a single
       note payable of AmoroCorp                                      49,068
     Proceeds from the sale of three
       redevelopment homes deposited into
       AmoroCorp                                                     212,825
                                                                 -----------
                                                                 $ 1,993,417
                                                                 ===========


NOTE 6:  FIXED ASSETS

Fixed assets and accumulated depreciation consists of the following:

                                                 Years Ended
                                     ---------------------------------------
                                     December 31, 2007     December 31, 2006
                                     -----------------     -----------------
  Building                            $      165,000         $         --
                                      --------------         ------------
                                             165,000                   --
  Accumulated depreciation                   (1,375)                   --
                                      --------------         ------------
                                      $      163,625         $         --
                                      ==============         ============

NOTE 7:  GOODWILL AND INTANGIBLES

Goodwill and Intangible assets were purchased with the acquisition the St. Clair Superior Apartment, Inc. The purchase price allocation at fair market values included values assigned to intangible assets and a portion allocated to goodwill. The Company has determined that the intangibles purchased have an indefinite useful life except as noted below. The provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", require the completion of an annual impairment test with any impairment recognized in current earnings.

Included within the purchase of the St. Clair Superior Apartment, Inc. were lease contracts with existing tenants. We have included the present value of lease contracts in our intangible assets and are amortizing them over the remaining life of the underlying lease.

The Company's intangible assets consisted of the following:

                                                 Years Ended
                                     ---------------------------------------
                                     December 31, 2007     December 31, 2006
                                     -----------------     -----------------


  Intangible assets, lease contracts   $      76,615         $           --
                                       -------------         --------------
                                              76,615                     --
  Accumulated depreciation                  (32,113)                     --
                                       -------------         --------------
                                                                         --
                                       $      44,502         $           --
                                       =============         ==============


Goodwill as of December 31, 2007 was $148,146 associated with the St. Clair Superior Apartment, Inc. acquisition.

NOTE 8:  UNSECURED LIABILITY

In April 2007, the Company entered into an agreement with an independent third party ("client") to provide consulting services to invest funds of the client in real estate related ventures. As compensation for this service the Company is paid 20% of the gross proceeds received each month by the client as a result of service performed by the Company until the client received gross proceeds of $100,000. After the client has received gross proceeds of $100,000 the Company fee increases to 80% of the gross proceeds received each month by the client. As of December 31, 2007 we have received $500,000 from the client and have accounted for this an unsecured liability. We have not yet invested those funds in real estate projects that have generated profit.

In May 2007, the Company entered into an agreement with a different independent third party ("client") to provide consulting services to invest funds of the client in real estate related ventures. As compensation for this service the Company is paid $5,000 per month over six (6) years. As of December 31, 2007, we have received $49,582 from the client for investment purposes and have accounted for this an unsecured liability. We have not yet invested those funds in real estate projects that have generated profit.

NOTE 9:  NOTES PAYABLE AND LINE OF CREDIT

As of December 31, 2007 $129,522 of notes payable has been converted to common stock of the Company.

The Company entered into a Line of Credit Agreement with Lucian Group on October 13, 2006. On June 12, 2007, the Company terminated the agreement without penalty.

On August 13, 2007 the Company entered into a several agreements wherein in it assigned its obligations under eighteen promissory notes to the Lucian Group, a New York corporation. The promissory notes have an aggregate principal amount of approximately $4,478,000 and assignment was consented to by all promissory note holders. Consenting Promissory Note Holders were issued shares of common stock in the Company at the rate of one share for each dollar of principal assigned, a total of 4,477,891 shares pre-split (179,116 post split) of which 4,377,703 pre-split (175,108 post split) were issued in November 2007. In consideration of the assumption of the Promissory Note liabilities, the Company assigned and transferred to the Lucian Group, its 100% ownership interests in three limited liability companies. The limited liability companies are: ECC Vine Street Real Estate Acquisitions, LLC, a Missouri limited liability company; City Capital Rehabilitation, LLC, a Missouri limited liability company; and The Hough Initiative, LLC, an Ohio limited liability company. The Company issued 600,000 shares (post split) of its common stock to the Lucian Group upon closing of the agreements. The shares to the Lucian Group were issued in November 2007.

As of December 31, 2007 all note holders had effected the assignment resulting in the reduction of the notes payable and related interest of $4,916,246. The majority of shares for the stock subscriptions payable were issued in November 2007.

As of December 31, 2006, the Company has issued notes payable as part of their financing activity. One of the notes for principal of $250,000 and accrued interest of $475,683 is in default and considered current. The balance of the notes outstanding consists of eleven demand notes totaling $285,413 bearing no interest and three notes that have matured totaling $74,000 bearing interest of 5%.

Our notes payable as of December 31, 2007 consist of the following:

                                                                          December 31, 2007
                                                                          -----------------
     24%       note payable to Newport Financial principal and
               interest due January 2, 2001.  (1)                         $        792,883

     0%        note payable to Mosaic Composite principal and
               interest due on demand.                                              32,797

     0%        note payable to Mendota Capital principal and
               interest due on demand.                                              24,445

     12%       note payable to an individual principal and interest
               due on demand.(1) (2)                                                30,607

     12%       note payable to an individual principal and interest
               due on demand. (1) (2)                                               34,592

     12%       note payable to an individual principal and interest
               due on demand. (1) (2)                                               24,750

     28%       note payable to Trust Me I, LLC, principle due March
               9, 2008.  Interest of $35,000 payable semi-annually
               effective July 17, 2007.  All interest payments are
               current (2).                                                        532,133

     12%       note payable to an individual, principle due May 30,
               2008.  Interest of $900 payable quarterly beginning
               August 30, 2007.                                                     32,338

     10%       note payable to Lucian Group, principle due September
               13, 2009.  Interest of $2,800 payable quarterly
               beginning September 14, 2007.                                        73,345

     16%       note payable to an individual principal and interest
               due on December 3, 2008 in one lump sum.                             40,333

     0%        note payable to the City of Cleveland for St. Clair
               Superior Apartments, Inc. (2)                                       164,900

     2%        note payable to the Cleve Empower for St. Clair
               Superior Apartments, Inc. (2)                                        60,201

     0%        note payable to the Gund Foundation for St. Clair
               Superior Apartments, Inc. (2)                                        90,000

     7%        note payable to the Key Bank for St. Clair Superior
               Apartments, Inc.  This note was paid off by City
               Capital Corporation as of March 31, 2008 for $47,968
               principle plus interest.                                             46,684
                                                                           ---------------

               Notes Payable                                               $     1,980,008
                                                                           ===============

   (1)  In default.
   (2)  Management is currently attempting to renegotiate these pieces of debt.

NOTE 10:  CONVERTIBLE NOTES

The Company has certain outstanding convertible notes bearing an annual interest rate of 9.5% and a maturity of three years. The notes contain a convertible feature allowing the holder to convert their debt and accrued interest at any time over the life of the instrument based on the 30 day average closing price prior to conversion. Due to the moving conversion price of our convertible debt we have bifurcated the conversion feature from the host debt instrument in accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", accounted for these conversion features as derivative instruments, and valued these conversion features using the Black Scholes valuation model. Inputs to the Black Scholes model are included in the table below. The value of the derivative instruments are $ 150,269 and $142,560 as of December 31, 2007 and 2006, respectively.

                                      2007                  2006
                                   -----------------     -----------------
Expected volatility                         400.74%               533.89%
Expected dividends                               $-                   $ -
Expected term (in years)                        3-5                   3-5
Risk free
rate                                    3.07%-3.45%           4.74%-4.70%


As of December 31, 2007 the amount of the convertible notes outstanding totals $105,000 plus accrued interest of $46,860. Of the total $151,860, $35,700 was short term.

NOTE 11: PROPERTY HELD FOR DEVELOPMENT

As disclosed above the Company elected to withdraw its status as a business development company. Upon this withdraw our investment in Vineland became a subsidiary and resulted in the separate recognition of land valued at $974,740. This entity and the land there in was associated with the gain on extinguishment of debt, see Note 16 below.

NOTE 12:  ACQUISITION OF PORTFOLIO COMPANY

On April 19, 2006 the Company entered into an agreement with ECC Vine Street Real Estate Acquisitions, LLC (ECC Vine) under which the Company will acquire 100% of ECC Vine as a portfolio company. Under the terms of the agreement ECC Vine unit holders exchanged all of their outstanding units for common shares of the Company. In addition, the Company will receive future considerations for the shares issued. On July 1, 2006 the Company's shareholders approved the merger agreement between the Company and ECC Vine. On July 31, 2006 the Company completed the acquisition of ECC Vine and issued 269,255 shares of the Company's stock to the unit holders of ECC Vine; 170,392 shares for the acquisition of the portfolio company and 99,369 shares for a stock subscription receivable. (See
Note 14: Related Party Transactions).

The Company disposed of ECC Vine Street Acquisition, LLC on November 2007. See
Note 16.

NOTE 13:  INCOME TAXES

During the year ended December 31, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which supplements SFAS No. 109, "Accounting for Income Taxes," by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits no benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

The components of the Company's deferred tax asset as of December 31, 2007 and 2006 are as follows:
                                                   2007            2006
                                               -----------     -----------
     Net operating loss carry forward          $ 6,836,000     $ 4,373,000
     Valuation allowance                        (6,836,000)     (4,373,000)
                                               -----------     -----------

     Net deferred tax asset                    $        --     $        --
                                               ===========     ===========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:
                                                  2007             2006
                                              -----------      -----------
     Tax at statutory rate (35%)              $ 2,463,000      $   946,000
     Increase in valuation allowance           (2,463,000)        (946,000)
                                              -----------      -----------

     Net deferred tax asset                   $        --      $        --
                                              ===========      ===========

Upon adoption of FIN 48 as of January 1, 2007, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At December 31, 2007 the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. These amounts consider the guidance in FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48". The Company has not accrued any additional interest or penalties as a result of the adoption of FIN 48.

No tax benefit has been reported in connection with the net operating loss carry forwards in the consolidated financial statements as the Company believes it is more likely than not that the net operating loss carry forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount. Net operating loss carry forwards start to expire in 2021.

The Company files income tax returns in the United States federal jurisdiction and certain states in the United States. With a few exceptions, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examination by tax authorities on tax returns filed before January 31, 2004. The Company has not filed its 2005 or 2006 tax returns and is working with its tax accountant to rectify this. The Company will file its U.S. federal return for the year ended December 31, 2007 upon the issuance of this filing and the filing of the 2005 and 2006 tax returns. These U.S. federal returns are considered open tax years as of the date of these consolidated financial statements. No tax returns are currently under examination by any tax authorities. The Company has not accrued any additional interest or penalties as a result of the adoption of FIN 48 or the delinquency of our outstanding tax returns as we have incurred net losses in those periods still outstanding.

NOTE 14:  RELATED PARTY TRANSACTIONS

In October 2004, the Company entered into an employment contract with Gary Borglund, President and the CEO of the Company. Under the terms of the agreement Mr. Borglund is paid a base amount of $80,000 per annum plus certain incentives as approved by the Board of Directors of the Company. The Contract was terminate as of December 31, 2006. As of December 31, 2007 the Company had an outstanding balance due Mr. Borglund of $95,694 which is included in accrued consulting.

The Company formally maintained offices at 256 Seaboard Lane, Building E #101 Franklin, TN 37067. From August 22, 2006 through September 2007, the Company rented a space located at 256 Seaboard Lane, Building# 101, Franklin, TN 37067 a suburb of Nashville, TN from Amorocorp. The Chief Executive Officer of Amorocorp and the Company are the same.

On April 19, 2006 the Company entered into an agreement with ECC Vine Street Real Estate Acquisitions, LLC under which the Company will acquire 100% of ECC Vine Street as a portfolio company. ECC Vine Street Real Estate Acquisitions, LLC was owned by Ephren Capital, LLC whose beneficial owner is Ephren Taylor Jr. the CEO and a director of the Company. The Company disposed of ECC Vine Street Acquisition, LLC on November 2007.

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

See Notes Receivable in Note 5 above.

NOTE 15: STOCKHOLDER'S EQUITY

The authorized common stock of the Company consists of 235,000,000 shares of common stock with par value of $.001.

Due to our withdrawal from conducting business as a business development company, we have restated our statement of shareholders' equity for comparability purposes.

On April 30, 2007, the Company issued 51,630 shares of restricted common stock to unaffiliated third parties as a stock dividend declared April 23, 2007 valued at $746,035 at $0.001 par per share. The stock dividend per share was $0.72.

On November 13, 2007, the Company affected a 25 to 1 reverse stock split effective December 12, 2007. All prior period share information has been restated for this.

As discussed below, on August 13, 2007 the Company entered into a several agreements wherein in it assigned its obligations under eighteen promissory notes to the Lucian Group, a New York corporation. The promissory notes have an aggregate principal amount of approximately $4,478,000 and assignment was consented to by all promissory note holders. Consenting Promissory Note Holders were issued shares of common stock in the Company at the rate for each dollar of principal assigned, a total of 4,477,891 shares pre-split (179,116 post split) of which 4,377,703 pre-split (175,108 post split) were issued in November 2007. The Company issued 600,000 shares (post split) of its common stock to the Lucian Group upon closing of the agreements. The shares to the Lucian Group were issued in November 2007.

On March 5, 2001, the Company adopted a Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 3 was adopted on July 1, 2004 and Amendment No. 4 was adopted on March 29, 2007). The purposes of the plan are to enable the Company to promote the interests of the company by attracting and retaining non-employee directors and consultants capable of furthering the business of the company and by aligning their economic interests more closely with those of the company's shareholders, by paying their retainer or fees in the form of shares of common stock. All 80,000,000 shares of common stock authorized under this plan have been registered under a Form S-8's filed with the SEC. As of December 31, 2006, there are no shares remaining to be issued under the initial plan with 20,000,000 available under the plan amended March 29, 2007. As of December 31, 2007, there were 18,397,796shares available under the March 29, 2007 amended plan.

On December 17, 2007, the Company issued 10,000 shares of common stock as a donation to unaffiliated third parties with a value of $12,500 ($1.25 per share).

NOTE 16: GAIN ON EXTINGUISHMENT OF DEBT AND SALE OF SUBSIDIARIES

On March 29, 2007 the Company entered into agreement to sell its operating subsidiary Perfect Turf, Inc. Under terms of the agreement the buyer of Perfect Turf, Inc assumed $191,225 of the Company's debt including a combination certain of the Company's notes payable, convertible debentures and the interest on the assumed debt.

The Company incurred a loss of $64,170 on the disposition of the investment subsidiary primarily due to the unrealized depreciation held by the Company of $166,007 offset by our investment of $89,388 as of December 31, 2006. We not have presented discontinued operations for this entity as Perfect Turf had no operations and was held on as an investment on our balance sheet.

On August 13, 2007 the Company entered into a several agreements wherein in it assigned its obligations under eighteen promissory notes to the Lucian Group, a New York corporation. The promissory notes have an aggregate principal amount of approximately $4,478,000 and assignment was consented to by all promissory note holders. Consenting Promissory Note Holders were issued shares of common stock in the Company at the rate of one share for each dollar of principal assigned, a total of 4,477,891 shares pre-split (179,116 post split) of which 4,377,703 pre-split (175,108 post split) were issued in November 2007. In consideration of the assumption of the Promissory Note liabilities, the Company assigned and transferred to the Lucian Group, its 100% ownership interests in three limited liability companies. The limited liability companies are: ECC Vine Street Real Estate Acquisitions, LLC, a Missouri limited liability company; City Capital Rehabilitation, LLC, a Missouri limited liability company; and The Hough Initiative, LLC, an Ohio limited liability company. The Company issued 600,000 shares (post split) of its common stock to the Lucian Group upon closing of the agreements. The shares to the Lucian Group were issued in November 2007.

Net Assets of ECC Vineland and City Capital Rehab, all stock authorized for issuance less $150,000 in cash were applied to the extinguishment of debt resulting in a gain of $459,441.

Net income (loss) of ECC Vineland and City Capital Rehab has been reclassified into discontinued operations. Due to our continued losses we have not recorded any estimated taxes related to the discontinued operations.

St. Clair Superior Apartments, Inc. incurred a gain on extinguishment of debt of $24,493 as of December 31, 2007.

NOTE 17: PURCHASE AGREEMENTS AND LOSS ON INVESTMENTS

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

On May 23, 2007, after performing additional due diligence the Company determined that it was not in their best interest to continue with the acquisition and so notified Granite. We have expensed $181,817 as loss on investment as of December 31, 2007.

During 2007 we have loaned money or paid expenses principally consisting of legal and accounting fees on behalf of PFDC, a Company that we are completing due diligence in anticipation of acquisition. We have recorded these items as notes receivable as we anticipated applying the amount to the acquisition price at closing. In the fourth quarter of 2007 we determined that the potential acquisition was not feasible to the addition costs involved to development and our current financial situation and we expensed the $81,744 as a loss on investment as of December 31, 2007.

NOTE 18:  SETTLEMENT AGREEMENT

On April 10, 2006 the Company reached a settlement agreement with a former officer and director of the Company for outstanding liabilities totaling $162,898. Under the terms of the agreement the Company will pay the former officer $137,500 of which $90,000 will be in cash and $ 47,500 in either cash or stock at the Company's option. No payment was made after the settlement date. As of December 31, 2007, the Company caries a liability balance of $189,949 consisting of $80,607 in notes payable, $100,000 in accrued consulting fees, and $9,342 in accrued interest due to the former officer.

NOTE 19:  CONTINGENCIES AND LEGAL PROCEEDINGS

In January 2004, the Company was advised that the parties with whom the Company negotiated a settlement and disposition of its former turf installation business are dissatisfied with the results of the settlement transaction and have not returned to the Company, for cancellation, the 4,000 restricted shares of the Company's common stock, adjusted for the stock split, as required by the settlement agreement, notwithstanding the performance by the Company of the obligations imposed on the Company by the settlement agreement. Accordingly, the Company does not believe, based on its assessment, that it is necessary to make any provisions in its financial statements for any possible adverse result. As of December 31, 2007 the shares have not been returned to the Company.

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

On July 28, 2007, the Company was named as a defendant is a lawsuit filed in the United States District Court for the Eastern District of Pennsylvania, Philadelphia Division by the Granite Companies, Inc. The Granite Companies contend that City Capital entered into an agreement to purchase the membership interests of The Granite Companies and continue to operate the entity, together with an agreement to honor certain outstanding liabilities. The complaint alleges that City Capital breached its contractual obligation and also should be found liable for fraud relating to the transaction. $1,238,719, together with punitive damages and any other relief deemed appropriate by the Court are being sought. The Company has filed a motion to dismiss the complaint and several other pre-discovery motions have been filed. The case is on-going and management is vigorously pursuing its defense.

NOTE 20:  SECURITIES AND EXCHANGE COMMISSION REVIEW

On December 12, 2005 the Securities and Exchange Commission (SEC) initiated a field audit of the Company. The review was conducted under Section 31 (b) of the Investment Company Act of 1940 pursuant to the company electing to become a Business Development Company. On March 28, 2006 the Company received a letter from the SEC indicating the need to revise unspecified practices and procedures and that certain points were still under review. The Company has continued it cooperation with the SEC curing deficiencies that may have been note including the filing of a 10-K/A on August 8, 2006 and a 10-Q/A on August 11, 2006. As of December 31, 2007 there has been no further communication with the SEC regarding this matter.

NOTE 21:  SUBSEQUENT EVENTS

Subsequent to December 31, 2007, the Company issued the following shares of stock:

     o On January 2, 2008, the Company issued 6,666 shares of restricted common stock for services of $9,999 at $1.50 a share.

     o On January 22, 2008, the Company issued 15,000 shares of restricted common stock for services of $15,150 at $1.01 per share.

     o On February 13, 2008, the Company issued 50,000 shares of restricted common stock as payment of interest expense of $50,000 at $1.00 per share.

     o On February 20, 2008, the Company issued 25,000 shares of unrestricted common stock for services of $25,000 at $1.00 per share.

     o On February 21, 2008, the Company issued 5,000 shares of restricted common stock for services of $5,000 at $1.00 per share.

     o On February 21, 2008, the Company issued 100,000 shares of restricted common stock for services of $100,000 at $1.00 per share.

     o On March 13, 2008, the Company issued 25,000 shares of restricted common stock for services of $12,750 at $0.51 per share.

     o On April 9, 2008, the Company issued 4,007 shares of restricted common stock for as payment of debt of $5,005 at $1.25 per share.