Form 10-Q
period 2008-03-31
CITY CAPITAL CORP
filed 2008-05-20
CIK 793986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.

                                       OR

     /_/ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION FROM _______ TO ________.

                         COMMISSION FILE NUMBER 33-5902

                            CITY CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


        22-2774460                                                 Nevada
-------------------------------                              ------------------
(State or other jurisdiction of                              ( I.R.S. Employer
incorporation or organization)                               Identification No.)


         2000 Mallory Lane, Suite 130-301
               Franklin, Tennessee                                 37067
        ----------------------------------------                 ----------
        (Address of principal executive offices)                 (Zip code)


                    Issuer's telephone number: (877) 367-1463

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

      Large accelerated filer |_|                Accelerated filer |_|

      Non-accelerated filer |_|                  Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 16, 2008, there were 5,358,925 outstanding shares of the Registrant's Common Stock, $.001 par value.

                                TABLE OF CONTENTS


                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                3
Item 2.  Management's Discussion and Analysis                               12
Item 3.  Quantitative and Qualitative Market Risk                           15
Item 4.  Controls and Procedures                                            15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  16
Item 1A. Risk Factors                                                       16
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        16
Item 3.  Defaults Upon Senior Securities                                    16
Item 4.  Submission of Matters to a Vote of Security Holders                16
Item 5.  Other Information                                                  16
Item 6.  Exhibits                                                           17

SIGNATURES                                                                  18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CITY CAPITAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 March 31,      December 31,
                                                                                   2008             2007
                                                                                (Unaudited)      (Audited)
                                                                                ------------    ------------
ASSETS
CURRENT ASSETS
         Cash                                                                   $     13,770    $     45,499
         Restricted cash - security deposits                                          13,796          13,728
         Accounts receivable                                                          12,786           8,743
         Note receivable - related party                                           2,136,324       2,131,780
         Other asset                                                                   1,000           3,719
                                                                                ------------    ------------

               Total current assets                                                2,177,676       2,203,469

         Fixed asset, net of accumulated depreciation of  $3,000 and $1,375
           at March 31,2008 and December 31, 2007, respectively                      162,000         163,625
         Intangible assets, net of accumulated amortization of $51,650 and
           $32,113 at March 31, 2008 and December 31, 2007, respectively              24,965          44,502
         Goodwill                                                                    148,146         148,146
                                                                                ------------    ------------

                                   Total Assets                                 $  2,512,787    $  2,559,742
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
         Accounts payable and accrued expenses                                  $    337,060    $    311,371
         Security deposits                                                             8,713          10,695
         Accrued consulting - related party                                          195,694         195,694
         Unsecured liability including accrued interest of $16,667 and $0
           at March 31,2008 and December 31, 2007, respectively                      581,249         604,582
         Notes payable including accrued interest of $666,207 and $590,374
           at March 31,2008 and December 31, 2007, respectively                    2,374,157       1,980,008
         Convertible debentures including interest of $6,413 and $5,700
           at March 31,2008 and December 31, 2007, respectively                       36,413          35,700
         Debt derivative                                                             135,956         150,269
                                                                                ------------    ------------

               Total current liabilities                                           3,669,242       3,288,319

LONG TERM LIABILITIES
         Notes payable, noncurrent including interest of $6,137 as of
           March 31, 2008                                                             76,137              --
         Convertible debentures, noncurrent including interest of $42,942 and
           $41,160 at March 31,2008 and December 31, 2007, respectively              117,942         116,160
                                                                                ------------    ------------

               Total liabilities                                                   3,863,321       3,404,479
                                                                                ------------    ------------

STOCKHOLDERS' DEFICIT
         Common stock: $0.001 par value; authorized 235,000,000 shares;
           issued and outstanding 2,754,925 and 2,524,252 at March 31,2008
           and December 31, 2007, respectively                                         2,752           2,524
         Additional paid-in capital                                                8,908,124       8,690,453
         Accumulated deficit                                                     (10,273,433)     (9,549,737)
         Stock payable                                                                12,023          12,023
                                                                                ------------    ------------

               Total stockholders' deficit                                        (1,350,534)       (844,737)
                                                                                ------------    ------------

               Total liabilities and stockholders' deficit                      $  2,512,787    $  2,559,742
                                                                                ============    ============


  See accompanying Notes to these Condensed Consolidated Financial Statements.



                    CITY CAPITAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          For the Three Months Ended
                                                                   March 31,
                                                              2008           2007
                                                          -----------    -----------
Commission Revenues                                       $     7,000    $        --
Rental revenue                                                 35,395             --
                                                          -----------    -----------
                                                               42,395             --

Cost of revenues:
   Cost of rental revenue                                      12,137             --
                                                          -----------    -----------

Gross profit                                                   30,258             --

Operating, general and administrative expenses:
   Marketing and investor relation expense                    115,228        176,210
   Other operating, general and administrative expenses       499,691        885,531
                                                          -----------    -----------
                                                              614,919      1,061,741

Operating loss                                               (584,661)    (1,061,741)

Non-operating expense (income)
   Interest expenses (net of interest income)                 153,347        115,689
   Loss on investment in subsidiary                                --         64,170
   Other expense                                              (14,313)            --
   Change in fair value of debt derivative                         --        240,684
                                                          -----------    -----------
                                                              139,034        420,542

Loss before discontinued operations                          (723,695)    (1,482,283)

Gain from discontinued operations                                  --         13,106
                                                          -----------    -----------

Net loss                                                  $  (723,695)   $(1,469,177)
                                                          ===========    ===========

Basic and diluted loss per common share - before
 discontinued operations                                  $     (0.28)   $     (1.85)
                                                          ===========    ===========
Basic and diluted loss per common share - discontinued
 operations                                               $        --           0.02
                                                          ===========    ===========

Basic and diluted loss per common share - net loss        $     (0.28)   $     (1.83)
                                                          ===========    ===========

Weighted average number of common shares used to
    compute net loss per weighted average share             2,628,903        800,610
                                                          ===========    ===========




  See accompanying Notes to these Condensed Consolidated Financial Statements.

                    CITY CAPITAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                   For the Three Months Ended
                                                            March 31,
                                                      2008            2007
                                                   -----------    -----------
Cash Flows from Operating Activities
    Net (loss)                                     $  (723,695)   $(1,469,177)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
    Depreciation and amortization expense               21,162             --
    Stock issued for expenses                          167,899        518,967
    Stock issued for interest expense                   50,000             --
    Loss on disposition of investment subsidiary            --         64,170
    Fair value of debt derivative                      (14,313)      (240,684)
Change in operating assets and liabilities:
    Restricted cash - security deposits                    (69)            --
    Accounts receivable                                 (4,043)            --
    Notes receivable-related party                      (4,544)    (1,531,465)
    Other assets                                         2,719             --
    Accounts payable and accrued expense                25,689        (33,847)
    Security deposits                                   (1,982)            --
    Accrued expense-related party                           --         43,270
    Accrued Interest                                    31,132         72,701
                                                   -----------    -----------

Net cash (used in) operating activities               (450,045)    (2,137,967)

Cash Flows from Investing Activities:
    Property purchases                                      --       (303,835)
    Investment                                              --        (78,408)
                                                   -----------    -----------

Net cash (used in) investment activities                    --       (382,243)

Cash Flows from Financing Activities:
    Stock for cash                                          --        121,268
    Stock issued for debt                                   --         80,000
    Convertible debentures                                  --        (14,000)
    Proceeds from notes payable                        465,000      2,384,276
    Payments for notes payable                         (46,684)            --
                                                   -----------    -----------

Net cash provided by financing activities              418,316      2,571,544

(Decrease) increase in cash                            (31,729)        51,334
Cash at beginning of period                             45,499         12,026
                                                   -----------    -----------
Cash at end of period                              $    13,770    $    63,360
                                                   ===========    ===========

  See accompanying Notes to these Condensed Consolidated Financial Statements.

                    CITY CAPITAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)


                                                         For the Three Months
                                                            Ended March 31,
                                                           2008         2007
                                                          -------    -------
SUPPLEMENT DISCLOSURE OF CASH
       FLOW INFORMATION
           Interest paid                                  $72,000    $    --
           Income taxes paid                              $    --    $    --


NON-CASH TRANSACTIONS
       Conversion of notes payable, debentures and
           accrued interest to common stock               $    --    $60,000
       Unsecured liability converted to a note payable    $40,000    $    --
                                                          =======    =======





  See accompanying Notes to these Condensed Consolidated Financial Statements.

                            CITY CAPITAL CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1. Basis of Presentation and Organization and Significant Accounting
Policies

Basis of Presentation and Organization
--------------------------------------

The accompanying Condensed Consolidated Financial Statements of City Capital Corporation (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. Significant accounting policies disclosed therein have not changed except as noted below in
Note 3.

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

Effective December 1, 2004 the Company commenced operating as a Business Development Company ("BDC") under Section 54(a) of the Investment Company Act of 1940 ("1940 Act"). On November 11, 2006 the Company presented for shareholder approval a resolution to withdraw the Company's election to continue to operate as a Business Development Company. On December 11, 2006 and subsequent to the approval of its shareholders the Company filed form 14-C with the Securities and Exchange Commission to withdraw its status as a BDC. Subsequent to this filing the withdrawal became effective on January 3, 2007. We have presented our financial statement in accordance with the small business rules for both the March 31, 2008 and March 31, 2007 periods.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Reclassifications
-----------------

Certain reclassifications, which have no effect on net loss, have been made in the prior period financial statements to conform to the current presentation. Specifically, $70,000 of notes payable with related accrued interest of $3,345 at December 31, 2007 was determined to be long term in nature and reclassified to long term liabilities on our balance sheet. Additionally, we reclassified revenue and cost of revenue related to City Capital Rehabilitation which was discontinued in 2007.

Fair Value Accounting
---------------------

In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company's fiscal year beginning January 1, 2009.

FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described below:

     Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

     Level 2 Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

     Level 3 Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

In February 2007, the FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 were adopted January 1, 2008. The Company did not elect the Fair Value Option for any of its financial assets or liabilities, and therefore, the adoption of FAS 159 had no impact on the Company's consolidated financial position, results of operations or cash flows.

                            CITY CAPITAL CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 2.  Going Concern

The Company has not generated any significant revenue during the three month periods ended March 31, 2008 and 2007 and has funded its operation primarily through the issuance of debt and equity. Accordingly, the Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing. As shown in the accompanying interim condensed consolidated financial statements, the Company has incurred a net loss of $723,695 for the three months ended March 31, 2008 and has reported an accumulated deficit of $10,273,433. This raises substantial doubt as to our ability to continue as a going concern. We are dependant on more fully implementing our business plan as described in our 2007 Form 10-KSB. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note 3.  Fair Value

In accordance with FAS 157 the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                                          Fair Value at March 31, 2008
                                ------------------------------------------------
                                  Total        Level 1       Level 2     Level 3
                                --------      ---------      -------     -------
Assets:
None                            $     --      $      --      $    --     $    --
                                --------      ---------      -------     -------
                                $     --      $      --      $    --     $    --
                                ========      =========      =======     =======

Liabilities:
  Debt derivative               $135,956      $ 135,956      $    --     $    --
                                --------      ---------      -------     -------
                                $135,956      $ 135,956      $    --     $    --
                                ========      =========      =======     =======


Note 4.  Note receivables

As of March 31, 2008 the Company holds a note receivable from Amorocorp with an outstanding balance of $2,136,324. The President of the Company is also the President and a shareholder of the debtor. The debtor is attempting to pay this amount down each quarter.

This Note Receivable to AmoroCorp changed in 2008 from 2007 by $4,544.

Note 5.  Unsecured Liability

In January 1, 2008, $40,000 of our unsecured liability was changed to notes payable with the execution of promissory notes. See Note 6.

In April 2007, the Company entered into an agreement with an independent third party ("client") to provide consulting services to invest funds of the client in real estate related ventures. As compensation for this service the Company is paid 20% of the gross proceeds received each month by the client as a result of service performed by the Company until the client received gross proceeds of $100,000. After the client has received gross proceeds of $100,000 the Company fee increases to 80% of the gross proceeds received each month by the client. As of December 31, 2007 we have received $500,000 from the client and have accounted for this an unsecured liability. We have not yet invested those funds in real estate projects that have generated profit. In the first quarter of 2008, management verbally agreed to a quarterly return on investment of $25,000. As of March 31, 2008 we have accrued $16,667 of interest.

                            CITY CAPITAL CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 6.  Notes Payable and Line of Credit

     Our notes payable as of consists of the following:

                                                                         March 31, 2008   December 31, 2007
24%   note payable to Newport Financial principal and interest due
      January 2, 2001. (1)                                               $      809,683    $      792,883

0%    note payable to Mosaic Composite principal and interest due
      on demand.                                                                 32,797            32,797

0%    note payable to Mendota Capital principal and interest due
      on demand.                                                                 24,445            24,445

12%   note payable to an individual principal and interest due
      on demand. (3)                                                             30,607            30,607

12%   note payable to an individual principal and interest due
      on demand. (3)                                                             34,592            34,592

12%   note payable to an individual principal and interest due
      on demand. (3)                                                             24,750            24,750

28%   note payable to Trust Me I, LLC, principle due March 9,
      2008. Interest of $35,000 payable semi-annually effective
      July 17, 2007. All interest payments are current.                         508,303           532,133

12%   note payable to an individual, principle due May 30, 2008.
      Interest of $900 payable quarterly beginning August 30,
      2007.                                                                      33,236            32,338

16%   note payable to Lucian Group, principle due September 13,
      2009. Interest of $2,800 payable quarterly beginning
      September 14, 2007.                                                        76,137            73,345

10%   note payable to an individual principal and interest due on
      December 3, 2008 in one lump sum.                                          41,330            40,333

0%    note payable to the City of Cleveland for St. Clair Superior
      Apartments, Inc. (2)                                                      164,900           164,900

2%    note payable to the Cleve Empower for St. Clair Superior
      Apartments, Inc. (2)                                                       60,201            60,201

0%    note payable to the Gund Foundation for St. Clair Superior
      Apartments, Inc. (2)                                                       90,000            90,000

7%    note payable to the Key Bank for St. Clair Superior
      Apartments, Inc.                                                               --            46,684

10%   note payable to an individual principal and interest due on
      October 16, 2008 in one lump sum.                                          20,632                --

10%   note payable to an individual principal and interest due on
      December 14, 2008 in one lump sum.                                         20,522                --

40%   note payable to an individual principal and interest due on
      April 7, 2008 in one lump sum. This note was amended on
      April 7, 2008                                                              76,444                --

24%   note payable to an individual principal and interest due on
      June 10, 2008 in one lump sum.                                             78,995                --

                            CITY CAPITAL CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


24%   note payable to an individual principal and interest due on
      June 17, 2008 in one lump sum.                                             20,973                --

12%   note payable to an individual principal and interest due on
      February 13, 2009 in one lump sum.                                        101,545                --

10%   note payable to an individual principal and interest due on
      February 22, 2009 in one lump sum.                                         20,208                --

10%   note payable to an individual principal and interest due on
      February 25, 2009 in one lump sum.                                         65,623                --

10%   note payable to an individual principal and interest due on March
      18, 2009 in one lump sum.                                                 100,356                --

10%   note payable to an individual principal and interest due on March
      27, 2009 in one lump sum.                                                  15,016                --

10%   note payable to an individual principal and interest due on
      January 1, 2009 in one lump sum.                                           20,000                --

10%   note payable to an individual principal and interest due on
      January 1, 2009 in one lump sum.                                           20,000                --
                                                                         --------------       -----------

           Total Notes Payable and Accrued Interest                           2,491,295         1,980,008
                                                                         --------------       -----------

           Less:  Current Notes Payable and Accrued Interest                 (2,374,157)       (1,980,008)
                                                                         --------------       -----------

           Notes Payable, Non Current and Accrued Interest               $       76,137       $        --
                                                                         ==============       ===========

     (1)  In default.
     (2) Management is currently attempting to renegotiate these pieces of debt.
     (3)  Renegotiated.

Subsequent to March 31, 2008 we successfully entered into a modified agreement with the debt holder to debt noted above with a (3). The modification has an effective date of April 10, 2008, terms of one year at 8% interest with an initial and there after monthly payments of $2,000 through November 2008, then $10,000 through March 2009, and a balloon payment in April 2009.

                            CITY CAPITAL CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 7.  Convertible Notes

The Company has certain outstanding convertible notes bearing an annual interest rate of 9.5% and a maturity of three years. The notes contain a convertible feature allowing the holder to convert their debt and accrued interest at any time over the life of the instrument based on the 30-day average closing price prior to conversion. Due to the moving conversion price of our convertible debt we have bifurcated the conversion feature from the host debt instrument in accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", accounted for these conversion features as derivative instruments, and valued these conversion features using the Black Scholes valuation model. Based on the calculations per the valuation model the Company incurred a charge to Other Income of $14,313 for the three months ended March 31, 2008.

As of March 31, 2008 the amount of the convertible notes outstanding totals $105,000 plus accrued interest of $49,355, of which $36,413 was total short term convertible debt.

Note 8.  Stockholder's Equity

The authorized common stock of the Company consists of 235,000,000 shares of common stock with par value of $0.001.

For the three months ended March 31, 2008 we issued common stock as follows:

     o   176,666 shares for services valued at $167,899
     o   50,000 shares for interest expense valued at $50,000

On November 13, 2007, the Company affected a 25 to 1 reverse stock split effective December 12, 2007. All prior period share information has been restated for this.

Note 9.  Subsequent Events

Subsequent to March 31, 2008, the Company issued the following common stock was issued:

     o 2,500,000 shares for officer compensation valued at $500,000 or $0.20 per share in accordance with an employment agreement
     o   100,000 shares for services valued at $80,000 or $0.80 per share
     o   4,007 for stock payable of $12,023 valued at $3.00

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

RECENT DEVELOPMENTS

The company began aggressively marketing its credit investment program in May 2008 with a long-term contract with satellite radio provider XM radio. This is the first extended contract for promoting the program since May of 2007. It also expanded the Internet marketing partnerships and Adword purchases, increasing leadflow. Interested leads may enroll directly on various partner sites, or through the corporate website www.CityCapCorp.com. These activities are expected to significantly increase the existing credit-investor client base, which directly affects the potential volume of properties the Company can develop.

The Company began purchasing new real estate assets in the Kansas City real estate market in the second quarter of 2008. The Company plans to finance, acquire and redevelop several hundred additional housing units over the next 18 months. The credit-investor program is a key element in these community development strategies.

The Company has opened new office space in Kansas City to process credit-investor loans. While this operation has been taking place in Kansas City, the growth in the program has necessitated additional staffing, requiring a centralized office for greater efficiencies.

The Company executive has embarked on campaign to raise $3,000,000 in debt and equity financing for the company by the third quarter of 2008 to continue and expand operations. In addition, a new website, currently accessed through the www.CityCapCorp.com website, has been created to process interested leads in this opportunity.

Goshen Energy has placed an order for its first test bio fuel reactor for an undisclosed North Carolina site. Delivery is expected in the third quarter of 2008 with first active tests by early in quarter four 2008 and full production in the fourth quarter as well.

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

Stock Based Compensation
------------------------

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

Results of Operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007


Results of operations consist of the following:

                           March 31,      March 31,
                             2008          2007       $ Change     % Change
                         -----------    -----------  -----------  -----------
Revenues                 $    42,395    $    72,106  $   (29,711)         (41)%
Cost of Revenues              12,137        (46,863)      59,000          (79)%

                         -----------    -----------  -----------  -----------
Gross Profit                  30,258         13,106       17,152          131%
Operating, General and
 Administrative Costs        614,919      1,061,741     (446,822)         (42)%
                         -----------    -----------  -----------  -----------
Net Operating Loss       $  (584,661)   $(1,048,635) $   463,974          (44)%

(a)  Revenues and Cost of Revenue

The Company reported $42,395 revenue for the three months ended March 31, 2008. For the three months ended March 31, 2007, the Company generated revenues of $72,106. Cost of revenue was $12,137 for the three months ended March 31, 2008 compared to $59,000 for the three months ended March 2007. Revenues and cost of revenue for the three month period ended March 31, 2007 was the result of the Company's changing from a BDC to operating company as of January 3, 2007. Due to additional change and discontinuance of operations in our company in late 2007, the results of the three months ending March 31, 2007 are not indicative of our current position. For the three months ended March 31, 2008 the Company's revenue consisted of $7,000 in commission revenue in addition to generating $35,395 in rental revenue from the St. Clair Superior Apartment.

In the second quarter of 2008, we changed property management companies to manage the day to day activities of the St. Clair Superior Apartment complex. We believe that this change will enable better tenant relations and cash flow from this entity.

The credit-investor program holds the greatest potential for ongoing revenues without adding debt to the company. As of May 19, 2008, we have closed 3 properties, generating approximately $20,000 in net revenues for the Company.

Lenders' market uncertainties have slowed down or delayed the speed of the credit-investor program to date. To counter this effect, the Company has engaged in direct negotiations with several national lenders, each expressing an interest in partnering in our Community Renaissance Initiatives by creating special financing programs tailored to our needs. Each lender holds hundreds of properties in markets across the country.

Initial testing involving financing of 10 subject properties with one of the lenders is taking place at this time and shows promising results. Once the logistics and systems differences are worked out, company executives anticipate a rapid expansion of potential credit-investor revenues.

(b)  Operating, General, and Administrative Expenses.

The operating expenses for the three months ended March 31, 2008 were $614,919. This compares to operating expenses for the same period in 2007 totaling $1,061,741. The majority of the decrease for the period ending March 31, 2008 over March 31, 2007 was attributable to decreases in consulting ($633,269), investor relations ($65,782) and legal fees ($10,556) offset by increases in outside services ($48,398) due to lack of in-house staff, officer compensation ($129,500) and charitable donations ($14,000). Additionally, for the three months ended March 31, 2008 we consolidated the expenses related to St. Clair Superior Apartment which was not in the three months ended March 31, 2007. During these three months we conserved funds where possible.

(c)  Non-operating expense (income).

The Company incurred interest charges (net of interest income) of $153,347 in the three months ended March 31, 2008, compared with $116,256 in the three months ended March 31, 2007. The fluctuation in interest expense in the quarter ended March 31, 2008 is due additional promissory notes entered into in the first quarter 2008.

Change in fair value of our debt derivative as of March 31, 2008 of income of $14,312 compared to an expense of $240,684 in the period ended March 31, 2007 is a result of our stock price volatility in the past year.

Liquidity and Capital Resources.

                                    March 31,     March 31,
                                      2008         2007       $ Change     % Change
                                  -----------   -----------   -----------  -----------
Cash                              $    13,770   $    45,499   $   (31,729)       (70%)
Notes Receivable, related party   $ 2,136,324   $ 2,131,780   $     4,544          0%
Accounts Payable and Accrued
Expenses                          $   337,060   $   311,371   $    25,689          8%
Notes Payable, Convertible        $ 2,664,468   $ 2,282,137   $   382,331         17%
Debentures and Debt Derivative

We have financed our operations during the period primarily through use of cash on hand, entering into additional short term debt and issuance of common stock. As of March 31, 2008, we had total current liabilities of $3,669,241 compared to $3,288,319 as of December 31, 2007. The increase in current liabilities is primarily due to a significant increase in Notes Payable.

Cash decreased as of March 31, 2008 due to paying down vendors where we could. Our debt load will put considerable strain on our cash resources for the remainder of 2008.

We had $13,770 cash on hand as of March 31, 2008 compared to $45,499 as of December 31, 2007. Due to our cash and debt balances subsequent to March 31, 2008 we have taken measures to reduce and contain costs were practicable, decrease our debt through renegotiations with debt holders and look for other ways to improve our cash flows. We will continue to need additional cash during the following twelve months and these needs will coincide with the cash demands resulting from our general operations and planned expansion. There is no assurance that we will be able to obtain additional capital as required, or obtain the capital on acceptable terms and conditions.

Off Balance Sheet Arrangements.

The Company does not engage in any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that in the second quarter of 2007 as part of our transition from a business development company to an operating company we have a significant deficiency in relation to our Notes Receivable - AmoroCorp at the business transaction level. Specifically, many transactions that should have come directly to or through the Company went through AmoroCorp due to clerical errors on wire transfer directions for our Notes Payable transactions or Sales of Rehabilitated Homes, in addition to the Company paying expenses on behalf of AmoroCorp or AmoroCorp paying expenses on behalf of the Company. As of year end 2007 we had received repayment toward this note of approximately $100,000 and experience minimal movement in the three months ended March 31, 2008 as we continue to tighten our internal controls. As of period end we have conducted a thorough review of all transactions that were affected and we believe we have properly reflected all revenues and expenses in the property period and in the proper company. We have further disclosed the movement of the Notes Receivable - AmoroCorp for 2008 in the financial statements in this filing.

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

ITEM 1A. RISK FACTORS

N/A

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made the following sales of unregistered (restricted) securities during the quarter ended on March 31, 2008:

     o   176,666 shares for services by third parties valued at $167,899
     o 50,000 shares for interest expense valued at $50,000 to an accredited investor

With respect to the unregistered sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered to sophisticated investors and existing shareholders who were provided all of the current public information available on the Company.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

                                               March 31,          December 31,
                                                 2008                 2007
                                               ---------          ------------
24%   note payable to Newport Financial
      principal and interest due
      January 2, 2001.                         $ 809,683          $    792,883

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS.

(a) The following exhibits are filed with this report.


10.8    Employment Agreement with Ephren Taylor, Jr.
31.1    Certification by Chief Executive Officer pursuant to Sarbanes Oxley
        Section 302.
32.1    Certification by Chief Executive Officer pursuant to 18 U.S. C.
        Section 1350

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CITY CAPITAL CORPORATION






DATED: May 19, 2008                      BY: /s/ EPHREN W. TAYLOR II
                                             ---------------------------------
                                             EPHREN W. TAYLOR II, CHAIRMAN
                                             CHIEF EXECUTIVE OFFICER
                                            (PRINCIPAL EXECUTIVE OFFICER)