Form 10-Q
period 2008-06-30
CITY CAPITAL CORP
filed 2008-09-10
CIK 793986

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

          2000 Mallory Lane, Suite 130-301, Franklin, Tennessee 37067
                    (Address of Principal Executive Offices)

                                (877) 367-1463
                        (Company's Telephone Number)

      ______________________________________________________________
      (Former Name, Former Address, and Former Fiscal Year, if Changed
                                 Since Last Report)

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes    X          No            .

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer  [  ]                 Accelerated filer  [  ]

Non-accelerated filer  [  ]                   Smaller reporting company [X]

     Indicate by check mark whether the Company is a shell company
(as defined in Rule 12b-2 of the Exchange Act): Yes            No  X      .

     As of August 15, 2008, the Company had 5,550,593 shares of common stock issued and outstanding.

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             PAGE

         ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2008
                  (UNAUDITED) AND DECEMBER 31, 2007 (AUDITED)                 4

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED) FOR THE THREE AND SIX MONTHS
                   ENDED JUNE 30, 2008 AND JUNE 30, 2007                      6

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (UNAUDITED) FOR THE SIX MONTHS ENDED
                  JUNE 30, 2008 AND JUNE 30, 2007                             8

                  NOTES TO CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS (UNAUDITED)                           10

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS              22

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK                                           31

         ITEM 4.  CONTROLS AND PROCEDURES                                    31

         ITEM 4(T).  CONTROLS AND PROCEDURES                                 31

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                          32

         ITEM 1A. RISK FACTORS                                               32

         ITEM 2.  UNREGISTERED SALES OF EQUITY
                  SECURITIES AND USE OF PROCEEDS                             32

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            33

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                        33

         ITEM 5.  OTHER INFORMATION                                          33

         ITEM 6.  EXHIBITS                                                   33

SIGNATURE                                                                    34

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                             CITY CAPITAL CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    June 30,            December 31,
                                                                     2008                  2007
                                                                  (Unaudited)            (Audited)
                                              ASSETS

Current Assets:
   Cash                                                            $    33,284            $    45,499
   Restricted cash - security deposits                                   9,012                 13,728
   Accounts receivable                                                   7,972                  8,743
   Prepaid Insurance                                                       471                     --
   Note receivable - related party                                   2,025,106              2,131,780
   Other asset                                                           3,000                  3,719
                                                                     _________              _________
      Total current assets                                           2,078,845              2,203,469

   Fixed asset, net of accumulated depreciation of  $4,500 and
     $1,375 at June 30,2008 and December 31, 2007, respectively        165,500                163,625
   Intangible assets, net of accumulated amortization of $63,065 and $32,113 at June 30, 2008 and December 31, 2007,
     respectively                                                       13,550                 44,502
   Goodwill                                                            148,146                148,146
                                                                     _________              _________
      Total Assets                                                  $2,406,041             $2,559,742
                                                                    __________             __________

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable and accrued expenses                            $  189,324             $  311,371
   Security deposits                                                     7,799                 10,695
   Accrued consulting - related party                                   95,694                195,694
   Unsecured liability including accrued interest of $16,667 and $0
     at June 30, 2008 and December 31, 2007, respectively              566,249                604,582
   Notes payable including accrued interest
     of $63,593 and $590,374 at June 30, 2008
     and December 31, 2007, respectively                             2,177,311              1,980,008
   Convertible debentures including
     interest of $51,848 and $5,700
     at June 30, 2008 and December 31, 2007, respectively              156,849                 35,700
   Debt derivative                                                     395,858                150,269
                                                                     _________              _________
      Total current liabilities                                      3,589,084              3,288,319

Long Term Liabilities:
   Notes payable, noncurrent including interest of $8,930 as of
     June 30, 2008                                                      78,930                     --
   Convertible debentures, noncurrent including interest of
     $41,160 December 31, 2007                                              --                116,160
                                                                    __________             __________
      Total liabilities                                              3,668,014              3,404,479

Stockholders' Deficit:
   Preferred stock:  $0.001 par value,
     designated as Series A;    authorized 15,000,000 shares; none
     issued and outstanding at June 30, 2008 and December 31,
     2007, respectively                                                     --                     --
   Common stock: $0.001 par value; authorized 235,000,000
     shares; issued and outstanding 5,519,926 and 2,524,252 at
     June 30, 2008 and December 31, 2007, respectively                   5,520                  2,524
   Additional paid-in capital                                        9,652,194              8,690,453
   Accumulated deficit                                             (10,917,572)           (9,549,737)
   Stock payable                                                        (2,115)               12,023
                                                                   ___________            ___________
      Total stockholders' deficit                                   (1,261,973)             (844,737)
                                                                   ___________            ___________
      Total liabilities and stockholders' deficit                  $ 2,406,041            $2,559,742
                                                                   ___________            __________


See Accompanying Notes to Condensed Consolidated Financial Statements


                                CITY CAPITAL CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)


                                                For the Three Months Ended        For the Six Months Ended
                                                         June 30,                          June 30,
                                                 2008              2007             2008         2007
Revenue:
   Commission revenue                            $   64,129        $       --       $   71,129   $     --
   Rental revenue                                    25,176                --           60,571         --
   Other revenue                                     27,374                --           27,374         --
                                                 __________        __________       _________    _________
      Total revenue                                 116,679                --          159,074         --
Cost of revenue:
  Cost of rental revenue                             16,716                --           28,853         --
                                                 __________        _________        _________   _________
      Total cost of revenue                          16,716                --           28,853         --
                                                 __________        __________       __________   ________
   Gross profit                                      99,963                --          130,221         --

Operating, general and administrative expenses:
   Compensation expense                             630,100           110,451          759,600    110,451
   Consulting expense                               278,813         1,790,559          481,200  2,622,538
   Other operating, general and administrative
     Expenses                                       364,677           801,402          647,709  1,030,597
                                                  _________        __________      ___________ __________

       Total                                      1,273,590         2,702,412        1,888,509  3,763,586
                                                 __________        __________       __________  _________

Operating loss                                   (1,173,627)       (2,702,412)      (1,758,288) (3,763,586)

Non-operating expense (income)
   Interest expenses (net of interest income)        90,243           434,597          243,590     550,853
   Loss on investment                                    --           181,817               --     181,817
   Loss on investment of subsidiary                      --                --               --      64,170
   Gain on extinguishment of debt                  (879,632)               --         (879,632)         --
   Change in fair value of debt derivative          259,902          (280,031)         245,589     (39,347)
                                                  _________        ___________       _________    ________
       Total                                       (529,487)          336,383         (390,453)    757,493

Loss before discontinued operations                (644,140)       (3,038,795)      (1,367,835) (4,521,079)

Gain (loss) from discontinued operations                 --            (6,073)              --       7,033
                                                  _________        ___________      __________  __________

Net loss                                       $  (644,140)      $(3,044,868)     $(1,367,835) $(4,514,046)
                                               ____________      ____________     ___________  ___________

Basic and diluted loss per common share
   - before discontinued operations            $     (0.15)      $     (2.88)     $     (0.39) $     (4,87)

                                               ____________      ____________     ____________ ___________
Basic and diluted loss per common
   share - discontinued operations             $        --       $     (0.01)     $         -- $      0.01

                                               ____________      ____________     ____________ ____________
Basic and diluted loss per
   common share - net loss                     $     (0.15)      $     (2.88)     $      (0.39) $    (4.87)

                                               ____________      ____________     ____________  ___________

Weighted average number of common shares
   used to compute net loss per
   weighted average share                      4,398,019         1,058,375(1)      3,513,461     928,716(1)

                                               _________         ___________       _________    __________




(1) Adjusted for a 1 for 25 reverse split of the Company's common stock effective on December 12, 2007.

See Accompanying Notes to Condensed Consolidated Financial Statements

                                 CITY CAPITAL CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)


                                                                For the Six Months Ended
                                                                       June 30,
                                                                  2008           2007
Cash flows from operating activities
   Net loss                                                      $ (1,367,835)    $ (4,514,046)
Adjustments to reconcile net loss
to net cash used in operating activities:
   Depreciation and amortization expense                               34,077               --
   Stock issued for services                                          389,097        1,775,068
   Stock issued for interest expense                                   50,000               --
   Stock issued for accounts payable                                   11,500               --
   Stock issued for officer compensation                              500,000               --
   Loss on disposition of investment subsidiary                            --           64,170
   Gain on extinguishment of debt                                    (879,632)              --
   Fair value of debt derivative                                      245,589          (39,347)
   Interest income                                                         --           (1,700)
Change in operating assets and liabilities:
   Decrease in restricted cash - security deposits                      4,716               --
   Decrease in accounts receivable                                        771               --
   (Increase) in prepaid expense                                         (471)              --
   (Increase) in notes receivable-related party                       (40,317)      (1,067,040)
   (Increase) in notes receivable                                          --          (81,204)
   (Increase) in deposits                                                  --         (300,000)
   Decrease in other assets                                               719               --
   Increase in accounts payable and accrued expense                    24,946          101,821
   (Decrease) in security deposits                                     (2,896)              --
   Increase in accrued interest                                        57,829          394,511
   Increase in unsecured liability                                         --          500,000
                                                                   __________     ____________
Net cash used in operating activities                                (971,907)      (3,167,767)

Cash flows from investing activities:
   Property purchases                                                  (5,000)      (1,216,232)
   Property sales                                                          --          668,838
                                                                   ___________      ___________

Net cash used in investment activities                                 (5,000)        (547,394)

Cash flows from financing activities:
   Stock for cash                                                          --          127,200
   Accrued expense-related party                                     (100,000)              --
   Proceeds from notes payable                                      1,115,000        4,408,678
   Payments for notes payable and unsecured liability                 (50,308)        (705,636)
                                                                   ___________       __________
Net cash provided by financing activities                             964,692        3,830,242

(Decrease) increase in cash                                           (12,215)         115,081

Cash at beginning of period                                            45,499           12,026
                                                                   __________       __________

Cash at end of period                                             $    33,284      $   127,107
                                                                  ___________      ___________
Supplement disclosure of cash flow information:
   Interest paid                                                  $   94,476       $    61,843
                                                                  __________       ___________
   Income taxes paid                                              $       --       $        --
                                                                  __________       ___________

Non-cash transactions:
Note receivable and interest income exchanged for
   accounts payable, accrued expenses and debt                    $  146,991       $    45,988
                                                                  __________       ___________

Redevelopment houses acquired through
   note  receivable - related party                               $       --       $   185,913
                                                                  __________       ___________

Notes receivable - related party acquired
   through note payable                                           $       --       $ 1,184,414
                                                                  __________       ___________

Conversion of notes payable, debentures
   and accrued interest to common stock                           $        --      $   129,563
                                                                  ___________      ___________

Stock dividend                                                    $        --      $   746,035
                                                                  ___________      ___________



Unsecured liability converted to a note payable                   $    40,000      $        --
                                                                  ___________      ___________

Reclassification of investment in portfolio
   companies and prepaid expense to land
   and retained earnings                                          $        --      $  1,089,803
                                                                  ___________      ___________

Stock receivable from excess shares
   issued for compensation agreement                              $     2,115      $         --
                                                                  ___________      ____________

Release of stock payable                                          $    12,023      $         --
                                                                  ___________      ____________




See Accompanying Notes To Condensed Consolidated Financial Statements

                                 CITY CAPITAL CORPORATION
                                    NOTES TO CONDENSED
                              CONSOLIDATED FINANCIAL STATEMENTS
                                         (Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT ACCOUNTING
POLICIES

Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements of City Capital Corporation, a Nevada corporation ("Company"), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2007 Annual Report on Form 10-KSB. Operating results for the period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The Companies subsidiaries include Goshen Energy, Inc. ("Goshen"), a Nevada corporation who engages in the buying, selling, and drilling of oil and gas was organized on August 10, 2006; and the St. Clair Superior Apartment, Inc., an Ohio corporation, organized February 23, 2000, that is an apartment complex. Goshen remained dormant until the first quarter of 2007.

Effective December 1, 2004 the Company commenced operating as a Business Development Company ("BDC") under Section 54(a) of the Investment Company Act of 1940 ("1940 Act"). On November 11, 2006 the Company presented for shareholder approval a resolution to withdraw the Company's election to continue to operate as a BDC. On December 11, 2006 and subsequent to the approval of its shareholders the Company filed form 14-C with the Securities and Exchange Commission to withdraw its status as a BDC. Subsequent to this filing the withdrawal became effective on January 3, 2007. These financial statements have been presented in accordance with the rules governing a smaller reporting company for both the periods ended June 30, 2008 and June 30, 2007.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Significant accounting policies have not changed from those disclosed in the Company's Annual Report on Form 10-KSB except those listed below.

Reclassifications

Certain reclassifications, which have no effect on net loss, have been made in the prior period financial statements to conform to the current presentation. Specifically, $70,000 of notes payable with related accrued interest of $3,345 at December 31, 2007 was determined to be long term in nature and reclassified to long term liabilities on the Company's balance sheets. Additionally, the Company reclassified revenue and cost of revenue related to City Capital Rehabilitation which was discontinued in 2007.

Revenue Recognition

Revenue for the Company is generated primarily from the commissions earned through the credit-investor relations program and rent revenue from the St. Clair Superior Apartment Complex. The Company assists buyers in finding properties for purchase from partnering lenders. Revenue from commissions are recognized and earned upon closing of escrow, at which time the Company receives a percentage of the proceeds.

Rental revenue from the St. Clair Superior Apartment complex are recognized and earned on the accrual method at the beginning of the month or upon default of the tenant.

Fair Value Accounting

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS) No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 were adopted January 1, 2008. In February 2008, the FASB staff issued Staff Position ("SP") No. 157-2, "Effective Date of FASB Statement No. 157." SP No. 157-2 delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of SP No. 157-2 are effective for the Company's fiscal year beginning January 1, 2009.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 were adopted January 1, 2008. The Company did not elect the Fair Value Option for any of its financial assets or liabilities, and therefore, the adoption of SFAS No. 159 had no impact on the Company's consolidated financial position, results of operations or cash flows.

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133," as amended and interpreted, which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity's financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted. The Company does not expect the adoption of SFAS No. 161 will have a material impact on its financial condition or results of operation

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board's amendments to AU Section 411. The Company does not anticipate the adoption of SFAS No. 162 will have an impact on its financial statements.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS No. 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. 163 will have a material impact on its financial condition or results of operation.

In June 2008, the FASB issued FASB SP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." SP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, "Earnings per Share." SP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is required to adopt SP EITF 03-6-1 in the first quarter of 2009 and is currently evaluating the impact that SP EITF 03-6-1 will have on its financial statements.

NOTE 2.  GOING CONCERN

The Company generated revenues of $159,074 during the six-months ended June 30, 2008; however, the Company will continue to be dependent upon its ability to obtain additional debt or equity financing to accomplish its business strategy and to ultimately achieve profitable operations. As shown in the accompanying interim condensed consolidated financial statements, the Company has incurred a net loss of $1,376,788 for the six months ended June 30, 2008 and has reported an accumulated deficit of $10,926,525 as of June 30, 2008. This raises substantial doubt as to the Company's ability to continue as a going concern. The Company is dependent on more fully implementing the Company's business plan as described in the Company's 2007 Form 10-KSB. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3. FAIR VALUE

In accordance with SFAS No. 157 the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                                       Fair Value at June 30, 2008
                              Total     Level 1    Level 2     Level 3
Assets:
   None                   $        --   $     --   $     --    $     --
                          ___________   ___________ __________ _________

                          $        --   $     --   $     --    $     --
                          ___________   _________  _________   _________

Liabilities:
    Debt derivative       $   395,858   $ 395,858  $     --    $     --
                          ___________   _________  ___________ __________

                          $   395,585   $ 395,858  $     --    $     --
                          ___________   __________ _________   _________

NOTE 4.  NOTE RECEIVABLE - RELATED PARTY TRANSACTION

As of June 30, 2008, the Company holds a note receivable from AmoroCorp with an outstanding balance of $2,025,106. The President of the Company is also the President and a shareholder of the debtor. The debtor is attempting to pay this amount down each quarter.

This note receivable to AmoroCorp decreased in 2008 from 2007 by $106,674. The Company's President has agreed to apply any accrued unpaid officer compensation to this receivable at period end resulting in a decrease of $146,991. As of June 30, 2008 the note did increase by $30,317 in cash.

NOTE 5.  GOODWILL AND INTANGIBLES

Goodwill and intangible assets were purchased with the acquisition of St. Clair Superior Apartment, Inc. The purchase price allocation at fair market values included values assigned to intangible assets and a portion allocated to goodwill. The Company has determined that the intangibles purchased have an indefinite useful life except as noted below. The provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," require the completion of an annual impairment test with any impairment recognized in current earnings.

Included within the purchase of the St. Clair Superior Apartment, Inc. were lease contracts with existing tenants. The Company has included the present value of lease contracts in the Company's intangible assets and is amortizing them over the remaining life of the underlying lease.

The Company's intangible assets consisted of the following:

                                          June 30, 2008     December 31, 2007

Intangible assets, lease contracts        $    76,615       $     76,615
                                          ___________       ____________
                                               76,615             76,615

Accumulated depreciation                      (63,065)           (32,113)
                                          ____________      _____________
                                          $    13,550       $     44,502
                                          ___________       ____________

Goodwill as of June 30, 2008 was $148,146 associated with the St.
Clair Superior Apartment, Inc. acquisition. No triggering events on impairment have occurred as of June 30, 2008.

NOTE 6.  PROPERTY PLANT AND EQUIPMENT

On October 1, 2007, the Company was granted St. Clair Superior Apartment Inc., an apartment building in Cleveland, Ohio, for no cash consideration as the seller was unable to fund the property. The property was recorded at is gross carrying value of $165,000 and is depreciated using the straight-line method over the useful life of
27.5 years. For the six months ended June 30, 2008, the Company recorded $4,500 in depreciation.

Additionally, the Company purchased equipment worth $5,000 for its subsidiary company, Goshen. As of June 30, 2008 this equipment has not been put into use and therefore no depreciation has been recorded for the equipment.

The Company's depreciable assets consisted of the following:

                                          June 30, 2008     December 31, 2007

Property plant and equipment              $   170,000       $    165,000
                                          ___________       ____________
                                              170,000            165,000

Accumulated depreciation                       (4,500)            (1,375)
                                          ____________      _____________
                                          $   165,500       $    163,625
                                          ____________      _____________

NOTE 7.  UNSECURED LIABILITY

In January 1, 2008, $40,000 of the Company's unsecured liability was changed to notes payable with the execution of promissory notes. See Note 8.

In April 2007, the Company entered into an agreement with an independent third party ("Client") to provide consulting services to invest funds of the client in real estate related ventures. As compensation for this service the Company is paid 20% of the gross proceeds received each month by the client as a result of service performed by the Company until the Client received gross proceeds of $100,000. After the Client has received gross proceeds of $100,000, the Company fee increases to 80% of the gross proceeds received each month by the client. As of December 31, 2007, the Company received $500,000 from the Client and has accounted for this an unsecured liability. The Company has not yet invested those funds in real estate projects that have generated profit. In the first quarter of 2008, Company management verbally agreed to a quarterly return on investment of $25,000. As of June 30, 2008, the Company has accrued interest of $16,667.

NOTE 8.  NOTES PAYABLE AND LINE OF CREDIT

The Company's notes payable as of consist of the following:

                                          June 30, 2008     December 31, 2007
24%  note payable to Newport
     Financial principal and
     interest due January 2, 2001. (1)    $         --      $   792,883

0%   note payable to Mosaic
     Composite principal and
     interest due on demand.                    32,797           32,797

0%   note payable to Mendota
     Capital principal and
     interest due on demand.                    24,445           24,445

12%  note payable to an
     individual principal and
     interest due on demand. (1)                    --           30,607

12%  note payable to an
     individual principal and
     interest due on demand. (1)                    --           34,592

12%  note payable to an
     individual principal and
     interest due on demand. (1)                    --           24,750

28%  note payable to Trust Me I,
     LLC, and principle due March
     9, 2009.  Interest of
     $35,000 payable semi-
     annually effective July 17,
     2007. The maturity date was
     amended on March 9, 2008 to
     March 9, 2009. (3)                        543,205          532,133

12%  note payable to an
     individual, principle due
     May 30, 2008.  Interest of
     $900 payable quarterly
     beginning August 30, 2007. (2)             30,533           32,338

16%  note payable to Lucian
     Group, principle due
     September 13, 2009.
     Interest of $2,800 payable
     quarterly beginning
     September 14, 2007.                       78,930            73,345

10%  note payable to an
     individual principal and
     interest due on December 3,
     2008 in one lump sum.                     42,328            40,333

0%   note payable to the City of
     Cleveland for St. Clair
     Superior Apartments, Inc. (2)            164,900           164,900

2%   note payable to the Cleve
     Empower for St. Clair
     Superior Apartments, Inc. (2)             60,201            60,201

0%   note payable to the Gund
     Foundation for St. Clair
     Superior Apartments, Inc. (2)             90,000            90,000

7%   note payable to Key Bank for
     St. Clair Superior
     Apartment, Inc.                               --            46,684

10%  note payable to an
     individual principal and
     interest due on October 16,
     2008 in one lump sum.                     20,263                --

10%  note payable to an
     individual principal and
     interest due on December 14,
     2008 in one lump sum.                     20,043                --

10%  note payable to an
     individual principal and
     interest due on April 7,
     2009 in one lump sum. The
     maturity date was amended on
     April 7, 2008 to April 7, 2009. (3)       71,055                --

10%  note payable to an
     individual principal and
     interest due on June 10,
     2009 in one lump sum.  The
     maturity date was amended
     June 10, 2008 to June 10, 2009. (3)       80,865                --

10%  Note payable to an
     individual principal and
     interest due on June 17,
     2009 in one lump sum.  The
     maturity date was amended
     June 17, 2008 to June 17, 2009. (3)       19,472                --

12%  note payable to an
     individual principal and
     interest due on February 13,
     2009 in one lump sum.                    104,537                --

10%  note payable to an
     individual principal and
     interest due on February 22,
     2009 in one lump sum.                     20,707                --

10%  note payable to an
     individual principal and
     interest due on February 25,
     2009 in one lump sum.                     59,744                --

10%  note payable to an
     individual principal and
     interest due on March 18,
     2009 in one lump sum.                    102,849                --

10%  note payable to an
     individual principal and
     interest due on March 27,
     2009 in one lump sum.                     15,390                --

5%   note payable to an
     individual principal and
     interest due on April 11,
     2009 in one lump sum.                     20,219                --

10%  note payable to an
     individual principal and
     interest due on April 11,
     2009 in one lump sum.                     91,973                --

10%  note payable to an
     individual principal and
     interest due on April 22,
     2009 in one lump sum.                     81,512                --

10%  note payable to an
     individual principal and
     interest due on April 28,
     2009 in one lump sum.                     50,863                --

10%  note payable to an
     individual principal and
     interest due on May 5, 2009
     in one lump sum.                          25,596                 --

10%  note payable to an
     individual principal and
     interest due on May 19, 2009
     in one lump sum.                          20,132                 --

10%  note payable to an
     individual principal and
     interest due May 14, 2009 in
     one lump sum.                             56,175                 --

10%  note payable to an
     individual principal and
     interest due on June 4, 2009
     in one lump sum.                          50,356                 --

10%  note payable to an
     individual principal and
     interest due on June 13,
     2009, interest paid semi
     annually.                                155,722                 --

10%  note payable to an
     individual principal and
     interest due on May 22, 2009
     in one lump sum.                           5,053                 --

8%   Note payable to an
     individual principal and
     interest due on April 10,
     2009.  Monthly payments made
     beginning May 10, 2008 and
     the remaining balance due
     April 10, 2009. (1)                      116,376                 --
                                           _____________________________

     Total notes payable and
     accrued interest                       2,256,241          1,980,008

     Less: current notes payable
     and accrued interest                  (2,177,311)        (1,980,008)
                                           ______________________________
     Notes Payable, non current
     and Accrued Interest                 $    78,930        $        --
                                          ______________________________

(1)  See Note 9.

(2)  Management is currently attempting to renegotiate these pieces of debt.

(3)  No debt extinguishment triggered.

NOTE 9.  GAIN ON EXINGUISHMENT OF DEBT

On December 10, 1999, the Company (then known as JustWebIt.com, Inc.) executed a promissory note in favor of Newport Federal Financial
("Newport") a California corporation, in the original principal amount of $250,000. The note held a 12% annual interest rate with a maturity date of (a) January 3, 2001, or (b) the date when the Company "receives its next funding either from the proceeds of another loan or from the sale of the Company's capital stock". At
January 3, 2001 the Company failed to make the payments in a timely fashion, and as a result the default interest rate of 24% per annum become in effect. In accordance with the promissory note, all amendments must be in writing. The Company verbally agreed with Newport to amend the maturity date to July of 2001, however no such amendment was ever created. As of May 22, 2008 the note had principle and interest of $809,684. In the second quarter of 2008, the Company made a good faith effort to contact Newport, to no avail.
The California Secretary of State shows that the corporation is still active; however there is no indication that it is still actively in business.

In accordance with the California statute of limitations law, the Company's promise to pay has expired and was written off, resulting in an $809,684 gain on extinguishment of debt as of June 30, 2008.

On March 31, 2008, the Company successfully entered into a modified agreement with a debt holder as noted in Note. 8. Three promissory notes plus interest of $89,949 and consulting fees of $100,000 totaling $189,949 were extinguished and renegotiated to a new note of $120,000. The modification, effective April 10, 2008, carries terms of one year at 8% interest with an initial payment of $2,000 and there after monthly payments of $2,000 through November 2008, then $10,000 through March 2009, and a balloon payment in April 2009. The modification resulted in a gain on extinguishment of debt of $69,949. As of June 30, 2008 the Company has paid $6,000 and is current with all payments.

NOTE 10.  CONVERTIBLE NOTES

The Company has certain outstanding convertible notes bearing an annual interest rate of 9.5% and a maturity of three years. The notes contain a convertible feature allowing the holder to convert their debt and accrued interest at any time over the life of the instrument based on the 30-day average closing price prior to conversion. Due to the moving conversion price of the Company's convertible debt, it has bifurcated the conversion feature from the host debt instrument in accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", accounted for these conversion features as derivative instruments, and valued these conversion features using the Black-Scholes valuation model. Based on the calculations per the valuation model the Company incurred a charge to non-operating expenses of $245,589 for the six months ended June 30, 2008. The increase in expense was the result of a drop in the Company's average stock price in the second quarter of 2008.

As of June 30, 2008 the amount of the convertible notes outstanding totals $105,000 plus accrued interest of $51,848, all of which is short-term convertible debt.

NOTE 11.  COMMON STOCK

The authorized common stock of the Company consists of 235,000,000 shares of common stock with par value of $0.001. The authorized preferred stock of the Company consists of 15,000,000 shares of preferred stock, designated as Series A, with a par value of $0.001.

For the six months ended June 30, 2008, the Company issued common stock as follows:

(a)  425,238 shares for services valued at $389,097 ($0.915 per share).

(b)  16,429 shares for accounts payable valued at $11,500 ($0.70 per share).

(c)  50,000 shares for interest expense valued at $50,000 ($1.00 per share).

(d) 2,500,000 shares of executive compensation valued at $500,000 (contract value) in accordance with the President's employment agreement dated January 1, 2008. The stock value at January 3, 2008 was $1.30 per share and only 384,615 should have been issued in accordance with Section 3.2 of our this employment agreement. The Company recorded $2,115 relating to the 2,115,385 shares that will be canceled in the third quarter.

(e)  4,007 shares for stock payable of $12,023 ($3.00 per share).

Effective on December 12, 2007, the Company affected a 1 for 25 reverse stock split of its common stock. All prior period share information has been restated for this event.

NOTE 12.  SUBSEQUENT EVENTS

Subsequent to June 30, 2008, the Company issued the following common stock:

26,667 shares for services valued at $20,000 ($0.75 per share).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The following management's discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, the Company's unaudited condensed consolidated financial statements and notes included elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

     The Company is engaged in leveraging investments, holdings and other assets to create self-sufficiency for communities around the country and the world. The Company currently manages diverse assets and holdings including real estate developments and buying, selling and drilling oil and gas properties.

     The Company makes strategic investments and acquisitions that will yield a positive return on investment. The Company's intent is to acquire assets at a significant discount to market, and then rebuild them for sale or cash flow. These investments will also serve the communities the Company operates in by creating economic opportunities for underserved populations. Through the Goshen Energy subsidiary, the Company is in the process of identifying opportunities within the bio fuel market domestically and internationally.

Recent Developments.

     The Company began aggressively marketing its credit investment program in May 2008 with a long-term contract with satellite radio provider XM radio. This is the first extended contract for promoting the program since May of 2007. It also expanded the Internet marketing partnerships and Adword purchases, increasing lead flow. Interested leads may enroll directly on various partner sites, or through the corporate website www.CityCapCorp.com. These activities are expected to significantly increase the existing credit-investor client base, which directly affects the potential volume of properties the Company can develop.

     The Company plans to purchase new real estate assets in the Kansas City. Missouri real estate market in the third quarter of 2008. The Company plans to finance, acquire and redevelop several hundred additional housing units over the next 18 months. The credit-investor program is a key element in these community development strategies.

     The Company has opened new office space in Kansas City, Missouri to process credit-investor loans. While this operation has been taking place in this city, the growth in the program has necessitated additional staffing, requiring a centralized office for greater efficiencies.

     Goshen Energy has placed an order for its first test bio fuel reactor for an undisclosed North Carolina site. Delivery is expected in the third quarter of 2008 with first active tests by early in fourth quarter of 2008 and full production in the fourth quarter as well.

Results of Operations for the Three Months Ended June 30, 2008
Compared to the Three Months Ended June 30, 2007.

(a)  Revenue and Cost of Revenue.

     The Company had revenue of $116,679 for the three months ended June 30, 2008 compared to $0 for the three months ended June 30, 2007. Cost of revenue was $16,716 for the three months ended June 30, 2008 compared to $0 for the three months ended June 2007. Revenues and cost of revenue for the three-month period ended June 30, 2007 was the result of the Company's City Capital Rehabilitation program that was discontinued in 2007 and has been reclassified to discontinued operations in our financial statements. For the three months ended June 30, 2008 the Company's revenue consisted of $64,129 in commission revenue from the credit-investor program, $25,176 rental revenue from the St. Clair Superior Apartment complex, and $27,374 in other revenue.

     The credit-investor program holds the greatest potential for ongoing revenues without adding debt to the Company. For the three months ended June 30, 2008, the Company closed 8 properties, generating approximately $64,000 in gross revenue for the Company. The Company is actively seeking new buyers and plans on increasing closed properties each quarter; however, because this is a newly structured endeavor and given its current economic environment, the Company is unable to reasonably predict what impacts that may have on its financial statements.

     Lenders' market uncertainties have slowed down or delayed the speed of the credit-investor program to date. To counter this effect, the Company has engaged in direct negotiations with several national lenders, each expressing an interest in partnering in the Company's Community Renaissance Initiatives by creating special financing programs tailored to its needs. Each lender holds hundreds of properties in markets across the country. Initial testing involving financing of 10 subject properties with one of the lenders is taking place at this time and shows promising results. Once the logistics and systems differences are worked out, the Company's management anticipates a rapid expansion of potential credit-investor revenues.

     The St. Clair Superior Apartment complex was acquired in 2007. Cost of revenues of $16,716 for the three months ended June 30, 2008 consists mainly of management fees of $11,000. In the second quarter of 2008, we changed property management companies to manage the day-to-day activities of the complex. We believe that this change will enable better tenant relations and cash flow from this entity.

(b)  Operating, General and Administrative Expenses.

     Operating, general and administrative expenses for the three months ended June 30, 2008 were $1,273,590 compared to $2,702,412 for the three months ended June 30, 2007, a decrease of $1,428,833 or approximately 53%. The majority of the decrease for the period ending June 30, 2008 over June 30, 2007 was attributable to decreases in consulting expenses ($1,511,746), investor relations ($171,991), and repairs and maintenance ($220,855), offset by increases in contract labor ($51,849) due to lack of in-house staff, officer compensation ($519,649) largely attributed to a one time bonus related to an employment agreement between the Company and our President, and amortization ($11,415). Additionally, for the three months ended June 30, 2008, the Company consolidated the expenses related to St. Clair Superior Apartment that was not in the three months ended June 30, 2007. During the three months ended June 30, 2008, the Company conserved funds where possible.

     In 2007, due to the Company's cash and debt balances, at and subsequent to June 30, 2007 the Company took measures to reduce costs which included canceling all non-essential consulting contracts. In 2007, consulting expense related to marketing, public relations and keeping current with SEC filings. As of July 1, 2007, when all non-essential consulting contracts were cancelled, and through June 30, 2008 consulting expenses were kept to a minimum where possible. For the three months ended June 30, 2008 consulting expense relates to marketing and public relations, in addition to property management fees, in our attempt market the credit-investor program that is discussed above.

(c)  Non-Operating Expense (Income).

     The Company incurred interest charges (net of interest income) of $90,243 for the three months ended June 30, 2008 compared to $434,597 for the three months ended June 30, 2007, a decrease of $344,354 or approximately 79%. The decrease is due to significantly less outstanding notes payable and interest of $2,256,241 and $6,153,261 at June 30, 2008 and June 30, 2007.

     Change in fair value of the Company's debt derivative for the three months ended June 30, 2008 increased expenses to $259,902 compared to income of $280,031 for the three months ended June 30, 2007 is a result of the Company's stock price volatility in the past year.

     The Company incurred a gain on debt extinguishment of $879,632 for the three months ended June 30, 2008, as discussed in Note 9 to the Condensed Consolidated Financial Statements. A gain of $809,684 was attributed to the write off of an outstanding note payable and interest due to the expiration of the Company's promise to pay in accordance with the California statute of limitation. These write offs were unusual and infrequent and does not represent a consistent trend of the Company, but may continue as the Company attempts to contact debt holders to pay or renegotiate its promissory notes.

(d)  Net Loss.

     The Company had a net loss of $644,140 for the three months ended June 30, 2008 compared to $3,044,868 for the three months ended June 30, 2007, a decrease of $2,400,728 or approximately 79%. The decrease in net loss is the result of the factors mentioned above. The Company anticipates having a recurring net loss during the remainder of 2008.

Results of Operations for the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007.

(a)  Revenue and Cost of Revenue.

     The Company had $159,074 of revenue for the six months ended
June 30, 2008 compared to $0 for the six months ended June 30, 2007. Cost of revenue was $28,853 for the six months ended June 30, 2008 compared to $0 for the six months ended June 2007. Revenue and cost of revenue for the six-month period ended June 30, 2007 was the result of the Company's City Capital Rehabilitation program that was discontinued in 2007. For the six months ended June 30, 2008 the Company's revenue consisted of $71,129 in commission revenue from the credit-investor program, $60,571 rental revenue from the St. Clair Superior Apartment complex, and $27,374 in other revenue.

     The credit-investor program holds the greatest potential for ongoing revenues without adding debt to the company. For the six months ended June 30, 2008, the Company closed 9 properties, generating approximately $71,000 in gross revenue for the Company. The Company is actively seeking new buyers and plans on increasing its closed properties each quarter; however, because this is a newly structured endeavor and given its current economic environment the Company is unable to reasonably predict what that may have on its financial statements.

     The St. Clair Superior Apartment complex was acquired in 2007. Cost of revenues of $28,853 for the six months ended June 30, 2008 consists mainly of management fees of $16,352 and repairs and maintenance of $7,414.

(b)  Operating, General, and Administrative Expenses.

     Operating, general and administrative expenses for the six months ended June 30, 2008 were $1,888,509 compared to $3,763,586 for the six months ended June 30, 2007, a decrease of $1,875,077 or approximately 50%. The majority of the decrease was attributable to decreases in consulting expenses ($2,169,128), investor relations ($216,921), and repairs and maintenance ($220,855), offset by increases in contract labor ($87,193) due to lack of in-house staff, officer compensation ($649,149) largely attributed to a one time bonus related to an employment agreement between the Company and President, and amortization ($30,952). Additionally, for the six months ended June 30, 2008, the Company consolidated the expenses related to St. Clair Superior Apartment that was not in the three months ended June 30, 2007. During the six months ended June 30, 2008, the Company conserved funds where possible.

     In 2007, due to the Company's cash and debt balances, at and subsequent to June 30, 2007, the Company took measures to reduce costs that included canceling all non-essential consulting contracts. In 2007, consulting expense related to marketing, public relations and keeping current with SEC filings. As of July 1, 2007, when all non-essential consulting contracts were cancelled, and through June 30, 2008 consulting expenses were kept to a minimum where possible. For the six months ended June 30, 2008 consulting expense relates to marketing and public relations, in addition to property management fees, in our attempt market the credit-investor program that is discussed above.

(c)  Non-Operating Expenses (Income).

     The Company incurred interest charges (net of interest income) of $243,590 for the six months ended June 30, 2008 compared to $550,853 for the six months ended June 30, 2007, a decrease of $307,263 or approximately 56%. The decrease is due to significantly less outstanding notes payable and interest of $2,256,241 and $6,153,261 at June 30, 2008 and June 30, 2007.

     Change in fair value of the Company's debt derivative for the six months ended June 30, 2008 increased expenses to $245,589 compared to income of $39,347 for the six months ended June 30, 2007, an increase of $206,242 or approximately 524%. This increase is a result of the Company's stock price volatility in the past year.

(d)  Net Loss.

     The Company had a net loss of $1,367,835 for the six months ended June 30, 2008 compared to $4,514,046 for the three months ended June 30, 2007, a decrease of $3,146,211 or approximately 70%. The decrease in net loss is the result of the factors mentioned above. The Company anticipates having a recurring net loss during the remainder of 2008.

Factors That May Affect Operating Results.

     The Company's operating results can vary significantly depending upon a number of factors, many of which are outside its control.
General factors that may affect its operating results include:

     - market acceptance of and changes in demand for services;

     - number of customers account for, and may in future periods account for, substantial portions of our revenue, and revenue could decline because of delays of customer orders or the failure to retain customers;

     - gain or loss of clients or strategic relationships;

     - announcement or introduction of new services by us or by its competitors;

     - price competition;

     - the ability to upgrade and develop systems and infrastructure to accommodate growth;

     - the ability to introduce and market services in accordance with market demand;

     - changes in governmental regulation; and

     - reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

     The Company believes that its planned growth and profitability will depend in large part on the ability to promote its services, gain clients and expand our relationship with current clients. Accordingly, the Company intends to invest in marketing, strategic partnerships, and development of its customer base. If the Company is not successful in promoting our services and expanding our customer base, this may have a material adverse effect on our financial condition and our ability to continue to operate our business.

     The Company is also subject to the following specific factors that may affect its operations:

(a)  Changes in Interest Rates May Affect the Cost of Capital.

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

(b)  Special Non-Recurring and Integration Costs Associated with
Acquisitions Could Adversely Affect Our Operating Results in the
Periods Following These Acquisitions.

     In connection with some acquisitions, the Company may incur non-recurring severance expenses, restructuring charges and change of control payments. These expenses, charges and payments, as well as the initial costs of integrating the personnel and facilities of an acquired business with those of the Company's existing operations, may adversely affect its operating results during the initial financial periods following an acquisition. In addition, the integration of newly acquired companies may lead to diversion of management's attention from other ongoing business concerns.

Operating Activities.

     The net cash used in operating activities was $971,907 for the six months ended June 30, 2008 compared to $3,167,767 for the six months ended June 30, 2007, a decrease of $2,195,860 or approximately 69%. This decrease is attributed to many changes from period to period, including the reduction in stock issued for services and an increase in notes receivable - related party.

Investing Activities.

     Net cash used in investing activities was $5,000 for the six months ended June 30, 2008 compared to $547,394 for the six months ended June 30, 2007, a decrease of $542,394 or approximately 99%. This decrease resulted primarily from reduced property purchases.

Liquidity and Capital Resources.

     At December 31, 2007, the Company had total current assets of $2,203,469 and total current liabilities of $3,288,319 resulting in a working capital deficit of $1,084,850. The cash balance as of December 31, 2007 totaled $45,499. Overall, cash and cash equivalents for the year ended December 31, 2007 increased by $33,473.

     At June 30, 2008, the Company had total current assets of $2,087,845 and total current liabilities of $3,589,083, resulting in a working capital deficit of $1,501,238. The Company's cash balance as of June 30, 2008 totaled $33,284. Overall, cash and cash equivalents for the six months ended June 30, 2008 decreased by $12,215. Cash decreased as of June 30, 2008 due to paying down vendors where possible. The Company's debt load will put considerable strain on its cash resources for the remainder of 2008.

     The increase in current liabilities from December 31, 2007 is primarily due to the increase of notes payable and interest ($197,303), debt derivative liability ($245,589) and convertible debentures plus interest ($121,149). This increase was offset by a decrease in accrued expenses ($122,048) and accrued consulting-related party ($100,000) in accordance with the modified debt stated in Note
9.  As a result we have a working capital deficit of $1,510,238.

     Net cash provided by financing activities was $964,692 for the six months ended June 30, 2008 compared to $3,830,242 for the six months ended June 30, 2007, a decrease of $2,865,550 or approximately 75%. This decrease resulted primarily from a reduction of proceeds from notes payable.

     The Company's current cash and cash equivalents balance will not be sufficient to fund its operations for the next twelve months. Therefore, the Company's continued operations, as well as the full implementation of its business plan will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing. In this regard, the Company's President has embarked on a campaign to raise $3,000,000 in debt and equity financing for the Company by the third quarter of 2008 to continue and expand operations.

     Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to it and/or that demand for equity/debt instruments will be sufficient to meet its capital needs, or that financing will be available on terms favorable to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of planned product development and marketing efforts, any of which could have a negative impact on business and operating results. In addition, insufficient funding may have a material adverse effect on the Company's financial condition, which could require it to:

     - curtail operations significantly;

     - sell significant assets;

     - seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or

     - explore other strategic alternatives including a merger or sale of the Company.

     To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company's operations. Regardless of whether cash assets prove to be inadequate to meet the Company's operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing stockholders.

Inflation.

     The impact of inflation on costs and the ability to pass on cost increases to the Company's customers over time is dependent upon market conditions. The Company is not aware of any inflationary pressures that have had any significant impact on operations over the past quarter, and the Company does not anticipate that inflationary factors will have a significant impact on future operations.

Off-Balance Sheet Arrangements.

     The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Critical Accounting Policies.

     The SEC has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) revenue recognition; (c) stock based compensation; and (d) impairment of long-lived assets. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results it reports in the financial statements.

(a)  Use of Estimates in the Preparation of Financial Statements.

     The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(b)  Revenue Recognition

     Revenue for the Company is generated primarily from the commissions earned through the credit-investor relations program and rent revenue from the St. Clair Superior Apartment Complex. The
Company assists buyers in finding properties for purchase from partnering lenders. Revenue from commissions is recognized and earned upon closing of escrow, at which time the Company receives a percentage of the proceeds.

     Rental revenue from the St. Clair Superior Apartment complex is recognized and earned on the accrual method at the beginning of the month or upon default of the tenant.

(c)  Stock Based Compensation.

     Shares of the Company's common stock were issued for services. These issuances are valued at the fair market value of the services provided and the number of shares issued is determined based upon what the price of the common stock is on the date of each respective transaction. For those transactions without a fair market value in the service contract, the Company values the shares issued for services at the fair market value of its common stock on the date the total number of shares is known.

(d)  Impairment of Long-Lived Assets.

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets," the Company records valuation adjustments on land inventory and related communities under development when events and circumstances indicate that they may be impaired and when the cash flows estimated to be generated by those assets are less than their carrying amounts. The Company did not record valuation adjustments on land inventory as of September 30, 2007 as no triggering event or impairment had occurred. Due to the commitment to sell the subsidiaries in which the Company's land resides, the Company has presented this asset in assets held for sale.

Forward Looking Statements.

     Information in this Form 10-Q contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-Q, the words "expects,"
"anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding the adequacy of cash, expectations regarding net losses and cash flow, statements regarding growth, the need for future financing, dependence on personnel, and operating expenses.

     Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above as well as the risks set forth above under "Factors That May Affect Operating Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

     Not applicable.

ITEM 4(T).  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer/principal financial officer, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of the principal executive officer/principal financial officer, of disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, the principal executive officer/principal financial officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by it in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, the principal executive officer/principal financial officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer/principal financial officer, to allow timely decisions regarding required disclosure.

Inherent Limitations of Control Systems.

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

Changes in Internal Control Over Financial Reporting.

     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     There have been no material developments in the legal proceedings as previously disclosed in response to Item 3 of Part I of the Company's latest Form 10-KSB.

ITEM 1A.  RISK FACTORS.

     There have been no material changes in the risk factors as previously disclosed in response to Item 1A.of Part I of the Company's latest Form 10-KSB.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     There were no unregistered sales of the Company's equity securities during the three months ended on June 30, 2008, except as follows:

(a) 248,572 shares of common stock were issued for services valued at $221,198 (0.89 per share).

(b) 16,429 shares of common stock issued for accounts payable valued at $11,500 ($0.70 per share).

(c) 2,500,000 shares of common stock issued as executive compensation valued at $500,000 (contract value) in accordance with the President's employment agreement dated January 1, 2008. The stock value at January 3, 2008 was $1.30 per share and only 384,615 should have been issued in accordance with Section 3.2 of the executive's employment agreement. The Company has recorded $2,115 relating to the 2,115,385 shares that need to be canceled in the third quarter.

(d) 4,007 shares of common stock issued for a stock payable of $12,023 ($3.00 per share).

With respect to the unregistered sales made, the Company relied on
Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered to sophisticated investors and existing shareholders who were provided all of the current public information available on the Company.

     There were no purchases of the Company's common stock by the Company or its affiliates during the six months ended June 30, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

Subsequent Events.

     Subsequent to June 30, 2008, the Company issued 26,667 shares of common stock under its Amended and Restated Employees And Consultants Retainer Stock Plan (Amendment No. 4) for services valued at $20,000 ($0.75 per share).

ITEM 6.  EXHIBITS.

     Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       City Capital Corporation



Dated: August 28, 2008                 By: /s/  Ephren W. Taylor II
                                       Ephren W. Taylor II,
                                       Chief Executive Officer
                                       (principal financial and
                                       accounting officer)

                                      EXHIBIT INDEX

Number                         Description

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

3.11    Bylaws, dated March 1, 2001 (incorporated by reference to
        Exhibit 3.6 of the Form 10-KSB filed on April 13, 2001).

4       Amended And Restated Employees And Consultants Retainer
        Stock Plan  (Amendment No. 4), dated February 28, 2007
        (incorporated by reference to Exhibit 4 of the Form S-8 filed on March 29, 2007).

10.1    Exchange Agreement between the Company and Ephren Capital
        Corporation, dated April 19, 2006 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 25, 2006).

10.2    Investment Agreement between the Company and The Lucian
        Group Inc., dated October 30, 2006 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on November 13, 2006).

10.3    Stock Purchase Agreement between the Company and Montreal
        Beneficial, Inc., dated April 9, 2007 (incorporated by reference to Exhibit 10.1 of the Form 10-QSB filed on May
        21, 2007).

10.4 Limited Liability Company Interest Purchase Agreement between the Company and Granite Companies LLC, dated May 1, 2007 (incorporated by reference to Exhibit 10.2 of the Form 10-QSB filed on May 21, 2007).

10.5    Management Agreement between the Company and Cimino
        Development, LLC, dated May 1, 2007 (incorporated by reference to Exhibit 10.7 of the Form 10-KSB filed on May 1, 2008).

10.6 Employment Agreement between the Company and Ephren Taylor, Jr., dated January 1, 2008 (incorporated by reference to
        Exhibit 10.8 of the Form 10-Q filed on May 20, 2008).

14 Code of Business Conduct and Ethics, adopted by the Company's board of directors (incorporated by reference to Exhibit 14 of the Form 10-KSB filed on April 25, 2005).

16.1    Letter on Change in Accountant, dated February 7, 2007
        (incorporated by reference to Exhibit 16.1 of the Form 8-K filed on February 8, 2007).

16.2    Letter on Change in Accountant, dated May 14, 2007
        (incorporated by reference to Exhibit 16.2 of the Form 8-K filed on May 29, 2007).

16.3    Letter on Change in Accountant, dated October 5, 2007
        (incorporated by reference to Exhibit 16.3 of the Form 8-K filed on October 9, 2007).

17.1 Letter on Director Resignation of Gary Borglund, dated May 1, 2007 (incorporated by reference to Exhibit 17.1 of the Form 8-K filed on May 8, 2007).

17.2 Letter on Director Resignation of Richard Overdorff, dated May 1, 2007 (incorporated by reference to Exhibit 17.2 of the Form 8-K filed on May 8, 2007).

17.3    Letter on Director Resignation of Melissa Grimes, dated
        September 4, 2007 (incorporated by reference to Exhibit
        17.3 of the Form 8-K filed on September 7, 2007).

17.4 Letter on Director Resignation of Phillip St. James, dated September 12, 2007 (incorporated by reference to Exhibit
        17.4 of the Form 8-K filed on September 17, 2007).

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on May 1, 2008).

31      Rule 13a-14(a)/15d-14(a) Certification of Ephren W. Taylor
        II (filed herewith).

32 Section 1350 Certification of Ephren W. Taylor II (filed herewith).

99.1 Audit Committee Charter, dated April 19, 2005 (incorporated by reference to Exhibit 99 of the Form 10-KSB filed on April 25, 2005).

99.2 Press release issued by the Company, dated October 31, 2006 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on November 13, 2006).

99.3    Press release issued by the Company, dated April 23, 2007
        (incorporated by reference to Exhibit 99.2 of the Form 8-K filed on April 23, 2007).