Form 10-Q
period 2008-09-30
CITY CAPITAL CORP
filed 2008-11-14
CIK 793986

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2008

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

     As of November 11, 2008, the Company had 3,797,973 shares of common stock issued and outstanding.

                                     TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                     PAGE

         ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS AS OF
                  SEPTEMBER 30, 2008
                  (UNAUDITED) AND DECEMBER 31, 2007 (AUDITED)         4

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED) FOR THE THREE AND NINE MONTHS
                  ENDED SEPTEMBER 30, 2008 AND SEPTEMBER
                  30, 2007                                            6

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (UNAUDITED) FOR THE NINE MONTHS ENDED
                  SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007           8

                  NOTES TO CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS (UNAUDITED)                   10

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS       25

        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                    35

        ITEM 4.  CONTROLS AND PROCEDURES                             35

        ITEM 4(T).  CONTROLS AND PROCEDURES                          35

PART II - OTHER INFORMATION

        ITEM 1.  LEGAL PROCEEDINGS                                   36

        ITEM 1A. RISK FACTORS                                        37

        ITEM 2.  UNREGISTERED SALES OF EQUITY
                 SECURITIES AND USE OF PROCEEDS                      37

        ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                     37

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                 OF SECURITY HOLDERS                                 37

        ITEM 5.  OTHER INFORMATION                                   37

        ITEM 6.  EXHIBITS                                            38

SIGNATURE                                                            39


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                          CITY CAPITAL CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                      September 30,       December 31,
                                                                          2008               2007
                                                                       (Unaudited)        (Audited)
ASSETS
Current Assets:
Cash                                                                   $   115,998        $   45,499
Restricted cash - security deposits                                          9,024            13,728
Rent receivable                                                              7,829             8,743
Prepaids                                                                    14,317                --
Note receivable                                                              9,150                --
Note receivable - related party                                          2,066,311         2,131,780
Inventory - homes for sale                                                 149,426                --
Other asset                                                                  9,212             3,719
                                                                       ___________        __________
     Total current assets                                                2,381,267         2,203,469

Fixed asset, net of accumulated depreciation of  $6,000
and $1,375 at September 30,2008 and December 31, 2007, respectively        164,000           163,625
Intangible assets, net of accumulated amortization of $69,525
and $32,113 at September 30, 2008 and December 31, 2007, respectively        7,090            44,502
Goodwill                                                                   148,146           148,146
                                                                       ___________        __________
     Total Assets                                                      $  2,700,503      $ 2,559,742
                                                                       ____________      ___________
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses                                  $    211,575      $   311,371
Security deposits                                                             7,799           10,695
Accrued consulting - related party                                           95,694          195,694
Unsecured liability including accrued interest of $16,667 and $0
 at September 30, 2008 and December 31, 2007, respectively                  620,803          604,582
Notes payable including accrued interest of $74,410 and
$590,374 at September 30, 2008 and December 31, 2007,
respectively                                                              3,165,153        1,980,008
Convertible debentures including interest of $54,342 and $5,700
at September 30, 2008 and December 31, 2007, respectively                   159,342           35,700
Debt derivative                                                              93,440          150,269
                                                                         __________       _________
     Total current liabilities                                            4,353,806        3,288,319

Long Term Liabilities:
Convertible debentures, non-current including interest of
$0 and  $41,160 at September 30, 2008
and December 31, 2007, respectively                                              --          116,160
                                                                         __________       __________
     Total liabilities                                                    4,353,806        3,404,479

Stockholders' Deficit:
Preferred stock:  $0.001 par value, designated as Series A;
authorized 15,000,000 shares; none issued and outstanding
at September 30, 2008 and December 31, 2007, respectively                        --               --
Common stock: $0.001 par value; authorized 235,000,000
shares; issued and outstanding 5,723,858 and 2,524,252 at
September 30, 2008 and December 31, 2007, respectively                        5,724            2,524
Additional paid-in capital                                                9,707,443        8,690,453
Accumulated deficit                                                     (11,359,621)      (9,549,737)
Non-controlling interest                                                     (4,734)              --
Stock payable                                                                (2,115)          12,023
                                                                        ___________       __________
     Total stockholders' deficit                                         (1,653,303)        (844,737)
Total liabilities and stockholders' deficit                             $ 2,700,503      $ 2,559,742
                                                                        ___________      ___________




See Accompanying Notes to Condensed Consolidated Financial Statements

                                    CITY CAPITAL CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)



                                             For the Three Months Ended       For the Nine Months Ended
                                                         September 30,               September 30,
                                             2008               2007          2008               2007
Revenue:
Commission revenue                           $    41,608       $        --    $  112,737       $   7,705
Rental revenue                                    18,363                --        78,934              --
Other revenue                                         --            49,996        27,374          69,856
                                             ___________       ___________    __________       _________
       Total revenue                              59,971            49,996       219,045          77,561
Cost of revenue:
Cost of rental revenue                             9,046                --        37,899              --
                                            ____________       ___________     _________       _________
     Total cost of revenue                         9,046                --        37,899              --
                                            ____________       ___________     _________       _________
     Gross profit                                 50,925            49,996       181,146          77,561

Operating, general and administrative
expenses:
Compensation expense                             135,037           139,230       894,635         249,682
Consulting expense                               118,485         1,062,697       599,685       3,713,035
Other operating, general and
 administrative expenses                         433,639           260,364     1,081,350       1,270,354
                                            ____________        __________     _________       _________
       Total                                     687,161         1,462,291     2,575,670       5,233,071
                                            ____________        __________     _________       _________

Operating loss                                  (636,236)       (1,412,295)   (2,394,524)     (5,155,510)

Non-operating expense (income)
Interest expenses (net of interest income)       112,789           (52,854)      356,379         497,999
Loss on investment                                    --           300,000            --         481,817
Loss on investment of subsidiary                      --                --            --          64,170
Gain on extinguishment of debt                        --                --      (879,632)             --
Change in fair value of debt derivative         (302,418)          (11,581)      (56,829)       (50,928)
Other expense (income)                               175           (92,000)          175        (92,000)
                                               _________          ________       _______       _________
       Total                                    (189,454)          143,565      (579,907)        901,058

Non-controlling interest                           4,734                --        (4,734)             --

Loss before discontinued operations             (442,048)       (1,555,860)   (1,809,883)    (6,056,568)

Gain (loss) from discontinued operations              --           (20,462)           --          7,125
                                               _________       ____________  ___________    ____________
Net loss                                      $ (442,048)      $(1,535,398)  $(1,809,883)   $(6,049,443)
                                              __________       ____________  ___________    ____________
Basic and diluted loss per common
share - before discontinued operations        $    (0.08)      $     (1.23)  $     (0.43)   $     (5.19)
                                              __________       ___________   ___________    ____________

Basic and diluted income per common
share - discontinued operations               $       --       $      0.02   $        --    $       0.01
                                              __________       ___________   ___________    ____________

Basic and diluted loss per common
Share - net loss                             $     (0.08)      $     (1.21)  $     (0.43)   $     (5.18)
                                             ___________       ___________   ___________    ___________

Weighted average number of common
shares used to compute net loss per
weighted average share                         5,568,641      1,265,532 (1)    4,203,521      1,167,251(1)
                                             ___________      _____________    _________      ___________


(1) Adjusted for a 1 for 25 reverse split of the Company's common stock effective on December 12, 2007.

See Accompanying Notes to Condensed Consolidated Financial Statements

                            CITY CAPITAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                                                                 For the Nine Months Ended
                                                                        September 30,
                                                                 2008               2007
Cash flows from operating activities
Net loss                                                        $ (1,809,883)       $ (6,049,443)
Adjustments to reconcile net loss
to net cash used in operating activities:
   Depreciation and amortization expense                              42,037                  --
   Stock issued for services                                         456,051           2,734,268
   Stock issued for interest expense                                  50,000                  --
   Stock issued for officer compensation                             500,000                  --
   Loss on disposition of investment subsidiary                           --              64,170
   Gain on extinguishment of debt                                   (879,632)                 --
   Non-controlling interest in net income                             (4,734)                 --
   Fair value of debt derivative                                     (56,829)            (50,928)
   Interest income                                                        --              (1,700)
Change in operating assets and liabilities:
Decrease in restricted cash - security deposits                        4,704                  --
   Decrease in accounts receivable                                       914                  --
  (Increase) in prepaid expense                                      (14,317)                 --
   (Increase) in notes receivable-related party                      (37,317)         (1,146,400)
   (Increase) in notes receivable                                     (9,150)            (81,744)
   (Increase) in inventory - homes for sale                         (149,426)                 --
   (Increase) in other assets                                         (5,492)                 --
   Increase in bank overdrafts                                            --                 301
   Increase in accounts payable and accrued expense                    2,988             135,116
   (Decrease) in security deposits                                    (2,896)                 --
   Increase in accrued interest                                      116,765             198,867
   Increase in unsecured liability                                        --             549,582
                                                                    ________           _________
   Net cash used in operating activities                          (1,796,217)        (3,647,911)

Cash flows from investing activities:
   Property purchases                                                 (5,000)                --
   Assets held for sale                                                   --           (513,696)
                                                                  ___________        ___________
   Net cash used in investment activities                             (5,000)          (513,696)

Cash flows from financing activities:
   Stock for cash                                                         --            127,200
   Proceeds from notes payable                                     1,928,721          4,728,865
   Payments for notes payable and unsecured liability                (57,005)         (706,484)
                                                                  ____________        __________
    Net cash provided by financing activities                      1,871,716          4,149,581

(Decrease) increase in cash                                          70,499             (12,026)

Cash at beginning of period                                          45,499              12,026
                                                                 __________           _________

Cash at end of period                                          $    115,998      $           --
                                                               ____________      ______________

Supplement disclosure of cash flow information:
   Interest paid                                               $   177,635       $      249,558
                                                               ___________       ______________
   Income taxes paid                                           $        --       $           --
                                                               ___________       ______________

Non-cash transactions:
Note receivable and interest income exchanged for
   accounts payable, accrued expenses and debt                 $   102,786       $       45,988
                                                               ___________       ______________

Redevelopment houses acquired through
   note  receivable - related party                           $         --       $      214,663
                                                              ____________       ______________

Notes receivable - related party acquired
   through note payable                                       $         --       $    1,123,414
                                                              ____________       ______________

Conversion of notes payable, debentures
   and accrued interest to common stock                       $         --       $      129,563
                                                              ____________       ______________

Stock dividend                                                $         --       $      746,035
                                                              ____________       ______________

Unsecured liability converted to a note payable               $     40,000       $           --
                                                              ____________       ______________

Accrued consulting - related party converted
   to a note payable                                          $    100,000       $           --
                                                              ____________       ______________

Reclassification of investment in portfolio
   companies and prepaid expense to land
   and retained earnings                                     $          --       $    1,089,803
                                                             _____________       ______________

Stock receivable from excess shares
   issued for compensation agreement                         $       2,115       $           --
                                                             _____________       ______________

Release of stock payable                                     $      12,023       $           --
                                                             _____________       ______________

Stock subscription payable (receivable), net                 $          --       $    4,477,891
                                                             _____________       ______________


See Accompanying Notes To Condensed Consolidated Financial Statements


                                     CITY CAPITAL CORPORATION
                                        NOTES TO CONDENSED
                                  CONSOLIDATED FINANCIAL STATEMENTS
                                             (Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT
ACCOUNTING POLICIES

Basis of Presentation and Organization.

The accompanying unaudited condensed consolidated financial statements of City Capital Corporation, a Nevada corporation ("Company"), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2007 Annual Report on Form 10-KSB. Operating results for the period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The Company's subsidiaries include Goshen Energy, Inc., a Nevada corporation ("Goshen") organized on August 10, 2006, that engages in the buying, selling, and drilling of oil and gas; the St. Clair Superior Apartment, Inc., an Ohio corporation, organized February 23, 2000, that is an operating apartment complex; and The Millionaire Lifestyle Group, LLC ("Millionaire"), a Missouri limited liability company, organized August 21, 2008, that provides mentoring and training seminars to those hoping to achieving a greater life. The Company holds a 33% interest in Millionaire and is the managing member of the LLC.

Effective December 1, 2004 the Company commenced operating as a Business Development Company ("BDC") under Section 54(a) of the Investment Company Act of 1940 ("1940 Act"). On November 11, 2006 the Company presented for shareholder approval a resolution to withdraw the Company's election to continue to operate as a BDC. On December 11, 2006 and subsequent to the approval of its shareholders the Company filed Form 14C Information Statement with the SEC. Subsequent to this filing, the Company filed a Form N-54C to withdraw the BDC status effective on January 3, 2007. These financial statements have been presented in accordance with the rules governing a smaller reporting company for both the periods ended September 30, 2008 and September 30, 2007.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Significant accounting policies have not changed from those disclosed in the Company's Annual Report on Form 10-KSB, except those listed below.

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

Cash and Equivalents.

The Company maintains its cash in bank deposit accounts that, at times, may exceed the former federally insured limit of $100,000. As of September 30, 2008 we had one bank account in excess of $100,000. At September 30, 2008, deposits exceeded the former federally insured limit by approximately $16,400. The Company has not experienced any losses in such account. The Company does not have any cash equivalents at September 30, 2008 or December 31, 2007.

Inventory - Homes For Sale.

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

Revenue Recognition.

Revenue for the Company is generated primarily from the commissions earned through the credit-investor relations' program and rent revenue from the St. Clair Superior Apartment Complex. The Company assists buyers in finding properties for purchase from partnering lenders. Revenue from commissions are recognized and earned upon the closing of escrow, at which time the Company receives a percentage of the proceeds.

Rental revenue from the St. Clair Superior Apartment complex is recognized and earned on the straight-line basis over the lease term as it becomes receivable according to the provisions of the lease. Security deposits are taken into income in accordance with the lease contract in the event of default by the tenant.

Home inventory revenue and related profit are generally recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer. Buyers are required to obtain independent financing for purchase of our real estate properties.

Other revenues are recognized when the earning process is complete based on the accrual method in accordance with generally accepted accounting principals.

Non-Controlling Interest

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 160, "Non-Controlling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin ("ARB") No. 51". SFAS No. 160 requires companies with non-controlling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The non-controlling interest's portion of net income must also be clearly presented on the Income Statement. SFAS No. 160 is effective for financial statements issued for fiscals years beginning after December 15, 2008 and has be adopted by the Company in the third quarter of fiscal year 2008. The Company has recorded a deficit of $4,734 as a result of the Company's non-controlling interest in Millionaire.

Fair Value Accounting.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 were adopted January 1, 2008. In February 2008, the FASB staff issued Staff Position ("SP") No. 157-2, "Effective Date of FASB Statement No. 157." SP No. 157-2 delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of SP No. 157-2 are effective for the Company's fiscal year beginning January 1, 2009.

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

New Accounting Pronouncements.

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

NOTE 2.  GOING CONCERN

The Company generated revenues of $219,045 during the nine months ended September 30, 2008; however, the Company will continue to be dependent upon its ability to obtain additional debt or equity financing to accomplish its business strategy and to ultimately achieve profitable operations. As shown in the accompanying interim condensed consolidated financial statements, the Company has incurred a net loss of $1,809,883 for the nine months ended September 30, 2008 and has reported an accumulated deficit of $11,359,621 as of September 30, 2008. This raises substantial doubt as to the Company's ability to continue as a going concern. The Company is dependent on more fully implementing the Company's business plan as described in the Company's 2007 Form 10-KSB. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3. FAIR VALUE

In accordance with SFAS No. 157 the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value at September 30, 2008

                                       Fair Value at June 30, 2008
                              Total     Level 1    Level 2     Level 3
Assets:
   None                   $        --   $     --   $     --    $     --
                          ___________   ___________ __________ _________

                          $        --   $     --   $     --    $     --
                          ___________   _________  _________   _________

Liabilities:
    Debt derivative       $    93,440   $  93,440  $     --    $     --
                          ___________   _________  ___________ __________

                          $    93,440   $  93,440  $     --    $     --
                          ___________   __________ _________   _________

NOTE 4.  NOTE RECEIVABLE - RELATED PARTY TRANSACTION

As of September 30, 2008, the Company holds a note receivable from AmoroCorp with an outstanding balance of $2,066,311. The President of the Company is also the President and a shareholder of this debtor. The note receivable to AmoroCorp decreased in 2008 from 2007 by $65,470. The Company's President has agreed to apply any accrued unpaid officer compensation to this receivable at period end resulting in a decrease of $102,786. The debtor is attempting to pay this amount down each quarter.

NOTE 5.  INVENTORY - HOMES FOR SALE

The Company purchased three redevelopment houses in the Kansas City, Missouri real estate market during the third quarter of 2008.
Subsequent to September 30, 2008, one property has been sold. The Company plans to sell the remaining properties by December 31, 2008 and is currently holding the properties as inventory.

The properties are carried by the Company at cost.

NOTE 6.  ACQUISITION OF ST. CLAIR SUPERIOR APARTMENT, INC.

On October 1, 2007, the Company was granted St. Clair Superior Apartment, Inc., that consists of an apartment building in Cleveland, Ohio, for no cash consideration as the seller was unable to fund the property. The Company assumed approximately $420,000 in accounts payable and accrued liabilities with this transaction. The Company accounted for this transaction as a business combination under Statement of Financial Accounting Standards No. 141, "Business Combinations." The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

           Assets:
           Current assets                       $   31,057
           Building                                165,000
           Intangibles                              76,615
           Goodwill                               148,146
              Total Assets                      $ 420,818
                                                __________

           Liabilities:
           Current liabilities                  $ (59,033)
           Notes Payable                         (361,785)
              Total Liabilities                 $(420,818)
                                                __________

The acquired intangibles of $76,615 represent the present value of existing tenants in the apartment building, which the Company is amortizing through the lease life of the underlying rental leases. The goodwill of $148,146 associated with this transaction is subject to impairment expense testing yearly. See Note 7.

NOTE 7.  GOODWILL AND INTANGIBLES

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

The Company's intangible assets consisted of the following:

                                      September 30, 2008     December 31, 2007

Intangible assets, lease contracts       $   76,615             $   76,615
                                         __________             __________
                                             76,615             $   76,615

Accumulated depreciation                    (69,525)               (32,113)
                                         ___________            ___________
                                         $    7,090             $    44,502
                                         ___________            ___________

Goodwill as of September 30, 2008 was $148,146 associated with the St. Clair Superior Apartment, Inc. acquisition. No triggering events on impairment have occurred as of September 30, 2008.

NOTE 8.  PROPERTY PLANT AND EQUIPMENT

On October 1, 2007, the Company was granted St. Clair Superior Apartment Inc., an apartment building in Cleveland, Ohio, for no cash consideration as the seller was unable to fund the property. The property was recorded at is gross carrying value of $165,000 and is depreciated using the straight-line method over the useful life of
27.5 years. For the nine months ended September 30, 2008, the Company recorded $6,000 in depreciation.

Additionally, the Company purchased equipment worth $5,000 for its subsidiary company, Goshen.

The Company's depreciable assets consisted of the following:

                                    June 30, 2008      December 31, 2007

Property plant and equipment        $     170,000            165,000
                                    _____________        ___________
                                          170,000            165,000

Accumulated depreciation                   (6,000)            (1,375)
                                    ______________       ____________
                                    $     164,000       $     163,625

NOTE 9.  UNSECURED LIABILITY

In January 1, 2008, $40,000 of the Company's unsecured liability was converted to notes payable with the execution of promissory notes. See Note 10.

In April 2007, the Company entered into an agreement with an independent third party ("Client") to provide consulting services for the investment of the Client's funds in real estate related ventures. As compensation for this service, the Company is paid 20% of the gross proceeds received each month by the Client as a result of services performed by the Company until the Client receives gross proceeds of $100,000. After the Client has received gross proceeds of $100,000, the Company's fee increases to 80% of the gross proceeds received each month by the Client. As of December 31, 2007, the Company received $500,000 from the Client and has accounted for this as an unsecured liability. The Company has not yet invested those funds in real estate projects that have generated profit. In the first quarter of 2008, the Company and the Client verbally agreed to a quarterly return on the investment of $25,000. As of September 30, 2008, $50,000 has been returned to the Client. The Company has accrued interest of $16,667 as of September 30, 2008.

NOTE 10.  NOTES PAYABLE AND LINE OF CREDIT

The Company's notes payable as of consist of the following:


                                       September 30, 2008     December 31, 2007
24%  note payable to Newport
     Financial principal and
     interest due January 2, 2001. (1)      $    --             $   792,883

0%   note payable to Mosaic
     Composite principal and
     interest due on demand.                 32,797                  32,797

0%   note payable to Mendota
     Capital principal and
     interest due on demand                  24,445                  24,445

12%  note payable to an
     individual principal and
     interest due on demand. (1)                  --                 30,607

12%  note payable to an
     individual principal and
     interest due on demand. (1)                  --                 34,592

12%  note payable to an
     individual principal and
     interest due on demand. (1)                  --                 24,750

28%  note payable to Trust Me I,
     LLC, and principle due March
     9, 2009.  Interest of
     $35,000 payable semi-
     annually effective July 17,
     2007. The maturity date was
     amended on March 9, 2008 to
     March 9, 2009. (3)                      508,495                532,133

12%  note payable to an
     individual, principle due
     May 30, 2008.  Interest of
     $900 payable quarterly
     beginning August 30, 2007. (2)           31,440                 32,338

16%  note payable to Lucian
     Group, principle due
     September 13, 2009.
     Interest of $2,800 payable
     quarterly beginning
     September 14, 2007.                       81,753                 73,345

10%  note payable to an
     individual principal and
     interest due on December 3,
     2008 in one lump sum.                     43,336                 40,333

0%   note payable to the City of
     Cleveland for St. Clair
     Superior Apartments, Inc. (2)            164,900                164,900

2%   note payable to the Cleve
     Empower for St. Clair
     Superior Apartments, Inc. (2)             60,201                 60,201

0%   note payable to the Gund
     Foundation for St. Clair
     Superior Apartments, Inc. (2)             90,000                 90,000

7%   note payable to Key Bank for
     St. Clair Superior
     Apartment, Inc.                               --                 46,684

10%  note payable to an
     individual principal and
     interest due on October 16,
     2008 in one lump sum.                     20,895                     --

10%  note payable to an
     individual principal and
     interest due on December 14,
     2008 in one lump sum.                     17,565                     --

10%  note payable to an
     individual principal and
     interest due on April 7,
     2009 in one lump sum. The
     maturity date was amended on
     April 7, 2008 to April 7, 2009. (3)       72,819                     --

10%  note payable to an
     individual principal and
     interest due on June 10,
     2009 in one lump sum.  The
     maturity date was amended
     June 10, 2008 to June 10, 2009. (3)       82,755                     --

10%  Note payable to an
     individual principal and
     interest due on June 17,
     2009 in one lump sum.  The
     maturity date was amended
     June 17, 2008 to June 17, 2009. (3)       19,976                     --

12%  note payable to an
     individual principal and
     interest due on February 13,
     2009 in one lump sum.                    102,462                     --

10%  note payable to an
     individual principal and
     interest due on February 22,
     2009 in one lump sum.                     21,211                     --

10%  note payable to an
     individual principal and
     interest due on February 25,
     2009 in one lump sum.                     61,382                     --

10%  note payable to an
     individual principal and
     interest due on March 18,
     2009 in one lump sum.                    105,370                     --
10%  note payable to an
     individual principal and
     interest due on March 27,
     2009 in one lump sum.                     15,768                     --

5%   note payable to an
     individual principal and
     interest due on April 11,
     2009 in one lump sum.                     20,471                     --

10%  note payable to an
     individual principal and
     interest due on April 11,
     2009 in one lump sum.                     94,241                     --

10%  note payable to an
     individual principal and
     interest due on April 22,
     2009 in one lump sum.                     83,529                     --

10%  note payable to an
     individual principal and
     interest due on April 28,
     2009 in one lump sum.                     52,123                     --

10%  note payable to an
     individual principal and
     interest due on May 5, 2009
     in one lump sum.                          26,226                      --

10%  note payable to an
     individual principal and
     interest due on May 19, 2009
     in one lump sum.                          20,636                      --

10%  note payable to an
     individual principal and
     interest due May 14, 2009 in
     one lump sum.                             57,562                      --

10%  note payable to an
     individual principal and
     interest due on June 4, 2009
     in one lump sum.                          51,616                      --

10%  note payable to an
     individual principal and
     interest due on June 13,
     2009, interest paid semi
     annually.                                159,629                      --

10%  note payable to an
     individual principal and
     interest due on May 22, 2009
     in one lump sum.                           5,179                      --

8%   Note payable to an
     individual principal and
     interest due on April 10,
     2009.  Monthly payments made
     beginning May 10, 2008 and
     the remaining balance due
     April 10, 2009. (1)                      112,629                      --

10%  note payable to an
     individual principal and
     interest due on June 27,
     2009 in one lump sum                     175,036                      --

10%  note payable to an
     individual principal and
     interest due on June 27,2009
     in one lump sum                         133,277                       --

10%  note payable to an
     individual principal and
     interest due on June 30,
     2009 in one lump sum                     41,008                       --

10%  note payable to an
     individual principal and
     interest due on July 1, 2009
     (interest payments of $381
     due monthly effective July 15, 2008)    44,505                        --

10%  note payable to an
     individual principal and
     interest due on July 17,
     2009 (interest payments of
     $500 paid    monthly
     effective August 15, 2008)              61,233                        --

10%  note payable to an
     individual principal and
     interest due on August 1,
     2009 in one lump sum                    45,752                        --

10%  note payable to an
     individual principal and
     interest due on August 4,
     2009 (interest payments of
     $259 paid monthly effective
     September 15, 2008)                     32,460                        --

10%  note payable to an
     individual principal and
     interest due on December 28,
     2008   in one lump sum                  62,022                        --

10%  note payable to an
     individual principal and
     interest due on September 4,
     2009     in one lump sum                50,356                        --

10%  note payable to an
     individual principal and
     interest due on September 8,
     2009     in one lump sum                70,422                        --

10%  note payable to an
     individual principal and
     interest due on September
     17, 2009    in one lump sum             45,160                        --

10%  note payable to an
     individual principal and
     interest due on September
     17, 2009     in one lump sum            30,107                        --

10%  note payable to an
     individual principal and
     interest due on September
     17, 2009     in one lump sum            35,125                        --

10%  note payable to an
     individual principal and
     interest due on September
     17, 2009      in one lump
     sum                                     12,043                        --

10%  note payable to an
     individual principal and
     interest due on September
     22, 2009      in one lump
     sum                                     85,186                        --
                                         ___________               __________
     Total current notes payable and
     accrued interest                   $ 3,165,153          $ 1,980,008
                                        ___________          ___________

(1)  See Note 11.

(2)  Management is currently attempting to renegotiate these pieces of debt.

(3)  No debt extinguishment triggered.

NOTE 11.  GAIN ON EXINGUISHMENT OF DEBT

On December 10, 1999, the Company (then known as JustWebIt.com, Inc.) executed a promissory note in favor of Newport Federal Financial
("Newport"), a California corporation, in the original principal amount of $250,000. The note held a 12% annual interest rate with a maturity date of (a) January 3, 2001, or (b) the date when the Company "receives its next funding either from the proceeds of another loan or from the sale of the Company's capital stock". At
January 3, 2001 the Company failed to make the payments in a timely fashion, and as a result the default interest rate of 24% per annum become in effect. In accordance with the promissory note, all amendments must be in writing. The Company verbally agreed with Newport to amend the maturity date to July of 2001, however no such amendment was ever created. As of May 22, 2008, the note had principal and interest of $809,684. In the second quarter of 2008, the Company made a good faith effort to contact Newport, to no avail.
The California Secretary of State shows that the corporation is still active; however there is no indication that it is still actively in business.

In accordance with the California statute of limitations law, the Company's promise to pay has expired and was written off, resulting in an $809,684 gain on extinguishment of debt as of June 30, 2008.

On March 31, 2008, the Company successfully entered into a modified agreement with a debt holder as noted in Note. 10. Three promissory notes plus interest of $89,949 and consulting fees of $100,000 totaling $189,949 were extinguished and renegotiated to a new note of $120,000. The modification, effective April 10, 2008, carries terms of one year at 8% interest with an initial payment of $2,000 and thereafter monthly payments of $2,000 through November 2008. Payments of $10,000 will be made through March 2009, and a balloon payment in April 2009. The modification resulted in a gain on extinguishment of debt of $69,949. As of September 30, 2008 the Company has paid $12,000 and is current with all payments.

NOTE 12.  CONVERTIBLE NOTES

The Company has certain outstanding convertible notes bearing an annual interest rate of 9.5% and a maturity of three years. The notes contain a convertible feature allowing the holder to convert their debt and accrued interest at any time over the life of the instrument based on the 30-day average closing price prior to conversion. Due to the moving conversion price of the Company's convertible debt, it has bifurcated the conversion feature from the host debt instrument in accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," accounted for these conversion features as derivative instruments, and valued these conversion features using the Black-Scholes valuation model. Based on the calculations per the valuation model the Company incurred a charge to non-operating expenses of $56,929 for the nine months ended September 30, 2008. The increase in expense was the result of a drop in the Company's average stock price in the third quarter of 2008.

As of September 30, 2008 the amount of the convertible notes outstanding totaled $105,000 plus accrued interest of $54,342, all of which is short-term convertible debt.

NOTE 13.  COMMON STOCK

The authorized common stock of the Company consists of 235,000,000 shares of common stock with par value of $0.001. The authorized preferred stock of the Company consists of 15,000,000 shares of preferred stock, designated as Series A, with a par value of $0.001.

For the nine months ended September 30, 2008, the Company issued common stock as follows:

(a)  273,933 free trading shares for services valued at $111,953
($0.409 per share).

(b) 371,666 restricted shares for services valued at $344,099 ($0.926 per share).

(c) 50,000 restricted shares for interest expense valued at $50,000 ($1.00 per share).

(d) 2,500,000 restricted shares of executive compensation valued at $500,000 (contract value) in accordance with the President's employment agreement dated January 1, 2008. The stock value at January 3, 2008 was $1.30 per share and only 384,615 should have been issued in accordance with Section 3.2 of this employment agreement.
The Company recorded $2,115 relating to the 2,115,385 shares that will be canceled. The shares were returned and cancelled on October 8, 2008.

(e)  4,007 restricted shares for stock payable of $12,023 ($3.00 per share).

Effective on December 12, 2007, the Company affected a 1 for 25 reverse stock split of its common stock. All prior period shares information has been restated for this event.

NOTE 14.  SUBSEQUENT EVENTS

(a) Subsequent to September 30, 2008, the Company issued the following common stock transactions:

     (1) 189,500 shares for services valued at $9,475 ($0.05 per share).

     (2) 2,115,385 shares for executive compensation valued at $220,000 ($0.20 per share) were returned to the Company in accordance with that stated in Note 13.

(b) The Company entered into an Asset Acquisition Agreement, dated October 7, 2008, with Nitty Gritty Marketing, a California corporation that provides an online subscription based forum, social network, and marketing training for members. Under this agreement, the Company acquired certain properties and other assets and intellectual property, as set forth in the agreement. In consideration for the purchase, the Company paid the sum of $50,000. The closing of the sale and purchase of these assets is to take place on or before October 31, 2008, or at such other date, time or place as may be agreed upon in writing by the parties hereto, but not later than November 30, 2008.

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

Overview.

     The Company is engaged in leveraging investments, holdings and other assets to create self-sufficiency for communities around the country and the world. The Company currently manages diverse assets and holdings in its portfolio from web based initiatives, industrial services, real estate development, and green energy production.

     The Company makes strategic investments and acquisitions that are intended to yield a positive return on investment. The Company's intent is to acquire assets at a significant discount to market, and then rebuild them for sale or cash flow. These investments will also serve the communities the Company operates in by creating economic opportunities for underserved populations. Through the Goshen Energy subsidiary, the Company is identifying opportunities within the biofuel market domestically and internationally. Additionally, The Millionaire Lifestyle Group LLC, a Missouri limited liability company created on August 21, 2008, offers self-help seminars and mentoring. This addition to the Company portfolio represents the Company's strong devotion to educating and investing in future entrepreneurs.

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

     The Company has opened office space in Kansas City, Missouri to process credit-investor loans. While this operation has been taking place, the growth in the program has necessitated additional staffing, requiring a centralized office for greater efficiencies. Additionally, the Company has begun to purchase new real estate assets in the Kansas City real estate market in the third quarter of 2008. The Company plans to finance, acquire and redevelop several hundred additional housing units over the next 18 months. The credit-investor program is a key element in these community development strategies.

     The Company is planning to begin purchasing real estate assets in the Cleveland, Ohio market. The Company sees these assets as being undervalued in the market. The plan is to finance, acquire and redevelop these assets for redistribution through both the Company's credit - investor program as well as the local affordable housing market. Over the next twelve months, the Company plans to continue these activities looking toward the first quarter of 2009 to move into the Detroit market. The Company is planning to work with national asset managers to assist in the acquisition of these undervalued assets. The Company is seeking to partner with local government, private and public employers to assist in implementing its socially conscious model, which is leading to much needed regionalized "workforce housing" initiatives.

     In the fourth quarter of 2008, the Company began its renovation and redevelopment of an asset it acquired in fourth quarter of 2007:
The Hodge School Apartments, Cleveland, Ohio. These renovations will help to stabilize the local housing market as well as increase the occupancy of the building. The renovations should be complete by year-end 2008 and new marketing strategies are to be in place immediately following. The renovations and improvements will directly increase the overall value of the asset. The Company has deployed a new management company that has had a tremendous impact of the overall stabilization of the property.

     Goshen Energy has received its first test bio-fuel reactor for an undisclosed North Carolina site. As of September 30, 2008, the reactor has not yet been put into production. The first active test is planned for the fourth quarter of 2008 and full production in the fourth quarter of 2008 as well.

Results of Operations for the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007.

(a)  Revenue and Cost of Revenue.

     The Company had revenue of $59,971 for the three months ended September 30, 2008 compared to $49,996 for the three months ended September 30, 2007, an increase of $9,975 or approximately 20%. Cost of revenue was $9,046 for the three months ended September 30, 2008 compared to $0 for the three months ended September 2007. Other revenue of $49,996 for the three months ended September 30, 2007 is the result of $268 of revenue and $46,432 of cost of revenue that has been reclassified to discontinued operations in our financial statements due to the discontinue of the Company's City Capital Rehabilitation program in the fourth quarter of 2007. For the three months ended September 30, 2008, the Company's revenue consisted of $41,608 in commission revenue from the credit-investor program and $18,363 rental revenue from the St. Clair Superior Apartment complex.

     The credit-investor program holds the greatest potential for ongoing revenues without adding debt to the Company. For the three months ended September 30, 2008, the Company closed six properties, generating approximately $41,000 in gross revenue for the Company.
The Company is actively seeking new buyers and plans on increasing the amount of properties closed each quarter; however, because this is a newly structured endeavor and given current economic environment, the Company is unable to reasonably predict what impacts that may have on its financial statements.

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

     The St. Clair Superior Apartment complex was acquired in 2007. Cost of revenues of $9,046 for the three months ended September 30, 2008 consists mainly of repairs and maintenance fees of $7,331 for the upkeep of the complex. Repair and maintenance expenses are expected to increase, as the Company starts to renovate the apartment complex. The renovation is expected to attract a greater number of renters.

(b)  Operating, General and Administrative Expenses.

     Operating, general and administrative expenses for the three months ended September 30, 2008 were $687,161 compared to $1,462,291 for the three months ended September 30, 2007, a decrease of $775,130 or approximately 53%. The majority of the decrease for the period ending September 30, 2008 over September 30, 2007 was attributable to decreases in consulting expenses ($944,212), offset by increases in contract labor ($71,505) due to lack of in-house staff and investor relations ($18,603) for promotion of the Company's creditor-investor program. Additionally, for the three months ended September 30, 2008, the Company consolidated the expenses related to St. Clair Superior Apartment that was not in the three months ended September 30, 2007. During the three months ended September 30, 2008, the Company conserved funds where possible.

     In 2007, due to the Company's cash and debt balances, at and subsequent to September 30, 2007 the Company took measures to reduce costs which included canceling all non-essential consulting contracts. In 2007, consulting expense related to marketing, public relations, shares issued for the start up of Goshen Energy, and keeping current
with SEC filings.   As of July 1, 2007, when all non-essential
consulting contracts were cancelled, and through September 30,2008 consulting expenses were kept to a minimum where possible.

     For the three months ended September 30, 2008, consulting expense relates to marketing and public relations, in addition to property management fees, in our attempt market the credit-investor program that is discussed above.

(c)  Non-Operating Expense (Income).

     The Company incurred interest expenses (net of interest income) of $112,789 for the three months ended September 30, 2008 compared to interest income of $52,854 for the three months ended September 30, 2007. The fluctuation in interest expense in the quarter ended September 30, 2007 is due to the conversion of notes to a third party, principal and interest, for the period ending September 30, 2007. The increase is due to having significantly more outstanding notes payable and interest of $3,165,153 at September 30, 2008 compared to $1,516,052 at September 30, 2007.

     Change in fair value of the Company's debt derivative for the three months ended September 30, 2008 increased income to $302,418 compared to income of $11,581 for the three months ended September 30, 2007 is a result of the Company's stock price volatility in the past year.

(d)  Net Operating Loss.

     The Company had a net operating loss of $636,236 for the three months ended September 30, 2008 compared to $1,412,295 for the three months ended September 30, 2007, a decrease of $776,059 or approximately 55%. The decrease in net operating loss is the result of the factors mentioned above. The Company anticipates having a recurring net operating loss during the remainder of 2008.

Results of Operations for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007.

(a)  Revenue and Cost of Revenue.

     The Company had $219,045 of revenue for the nine months ended September 30, 2008 compared to $77,561 for the nine months ended September 30, 2007, an increase of $141,484 or approximately 182%. Cost of revenue was $37,899 for the nine months ended September 30, 2008 compared to $0 for the nine months ended September 30, 2007. Revenue of $77,561 for the nine months ended September 30, 2007 consists of commission revenue ($7,705) and other revenue ($69,856). Revenue for the nine months ended September 30, 2007 is a result of $800,957 of redevelopment house revenue and $715,270 of cost of revenue that has been reclassified to discontinued operations in our financial statements due to the discontinue of the Company's City Capital Rehabilitation program in the fourth quarter of 2007. For the nine months ended September 30, 2008, the Company's revenue consisted of $112,737 in commission revenue from the credit-investor program, $78,934 rental revenue from the St. Clair Superior Apartment complex, and $27,374 in other revenue.

     The credit-investor program holds the greatest potential for ongoing revenues without adding debt to the company. For the nine months ended September 30, 2008, the Company closed 15 properties, generating approximately $113,000 in gross revenue for the Company. The Company is actively seeking new buyers and plans on increasing its closed properties each quarter; however, because this is a newly structured endeavor and given its current economic environment the Company is unable to reasonably predict what that may have on its financial statements.

     The St. Clair Superior Apartment complex was acquired in 2007. Cost of revenues of $37,899 for the nine months ended September 30, 2008 consists mainly of management fees of $17,802 and repairs and maintenance of $16,738 for the upkeep of the complex. Repair and maintenance expenses are expected to increase, as the Company starts to renovate the apartment complex. The renovation is expected to attract a greater number of renters.

(b)  Operating, General, and Administrative Expenses.

     Operating, general and administrative expenses for the nine months ended September 30, 2008 were $2,575,670 compared to $5,233,071 for the nine months ended September 30, 2007, a decrease of $2,657,401 or approximately 51%. The majority of the decrease was attributable to decreases in consulting expenses ($3,113,350), investor relations ($241,369), and repairs and maintenance ($201,800), offset by increases in contract labor ($158,697) due to lack of in-house staff, officer compensation ($759,600) largely attributed to a one time bonus related to an employment agreement between the Company and its President, amortization ($37,412), and accounting ($53,888). Additionally, for the nine months ended September 30, 2008, the Company consolidated the expenses related to St. Clair Superior Apartment that was not in the nine months ended September 30, 2007. During the nine months ended September 30, 2008, the Company conserved funds where possible.

     In 2007, due to the Company's cash and debt balances, at and subsequent to September 30, 2007, the Company took measures to reduce costs that included canceling all non-essential consulting contracts. In 2007, consulting expense related to marketing, public relations, shares issued for the start up of Goshen Energy, and keeping current with SEC filings. As of July 1, 2007, when all non-essential consulting contracts were cancelled, and through September 30, 2008 consulting expenses were kept to a minimum where possible. For the nine months ended September 30, 2008 consulting expense relates to marketing and public relations, in addition to property management fees, in our attempt market the credit-investor program that is discussed above.

(c)  Non-Operating Expenses (Income).

     The Company incurred interest expenses (net of interest income) of $356,379 for the nine months ended September 30, 2008 compared to $497,999 for the nine months ended September 30, 2007, a decrease of $141,620 or approximately 28%. The decrease is due to the significantly lower interest rates on the outstanding notes payable as of September 30, 2008 compared to that at September 30, 2007.

     The change in fair value of the Company's debt derivative for the nine months ended September 30, 2008 increased income to $56,829 compared to income of $50,928 for the nine months ended
September 30, 2007. This increase is a result of the Company's stock price volatility in the past year.

     The Company incurred a gain on debt extinguishment of $879,632 for the nine months ended September 30, 2008, as discussed in Note 11 to the Condensed Consolidated Financial Statements. A gain of $809,684 was attributed to the write off of an outstanding note payable and interest due to the expiration of the Company's promise to pay in accordance with the California statute of limitations. These write offs were unusual and infrequent and does not represent a consistent trend of the Company, but may continue as the Company attempts to contact debt holders to pay or renegotiate its promissory notes.

(d)  Net Operating Loss.

     The Company had an operating net loss of $2,394,524 for the nine months ended September 30, 2008 compared to $5,155,510 for the nine months ended September 30, 2007, a decrease of $2,760,986 or approximately 54%. The decrease in net operating loss is the result of the factors mentioned above. The Company anticipates having a recurring net operating loss during the remainder of 2008.

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

Operating Activities.

     The net cash used in operating activities was $1,796,217 for the nine months ended September 30, 2008 compared to $3,647,911 for the nine months ended September 30, 2007, a decrease of $1,851,694 or approximately 51%. This decrease is attributed to many changes from period to period, including a reduction in stock issued for services, an increase in notes receivable - related party, and an increase in purchased home inventory.

Investing Activities.

     Net cash used in investing activities was $5,000 for the nine months ended September 30, 2008 compared to $513,696 for the nine months ended September 30, 2007, a decrease of $508,696 or approximately 99%. This decrease resulted primarily from reduced property purchases.

Liquidity and Capital Resources.

     At December 31, 2007, the Company had total current assets of $2,203,469 and total current liabilities of $3,288,319 resulting in a working capital deficit of $1,084,850. The Company's cash balance as of December 31, 2007 totaled $45,499. Overall, cash and cash equivalents for the year ended December 31, 2007 increased by $33,473.

     At September 30, 2008, the Company had total current assets of $2,381,267 and total current liabilities of $4,353,806, resulting in a working capital deficit of $1,972,539. The Company's cash balance as of September 30, 2008 totaled $115,998. Overall, cash and cash equivalents for the nine months ended September 30, 2008 increased by $70,499. Cash increased as of September 30, 2008 was primarily due to increased proceeds from notes payables and significantly less expenses. The Company's debt load will put considerable strain on its cash resources for the remainder of 2008.

     The increase in current liabilities from December 31, 2007 is primarily due to the increase of notes payable and interest ($1,185,145) and convertible debentures plus interest ($123,642). This increase was offset by a decrease in accrued expenses ($99,796) and accrued consulting-related party ($100,000) and debt derivative liability ($56,829) in accordance with the modified debt stated in
Note 12.

     Net cash provided by financing activities was $1,871,716 for the nine months ended September 30, 2008 compared to $4,149,581 for the nine months ended September 30, 2007, a decrease of $2,277,865 or approximately 55%. This decrease resulted primarily from a reduction of proceeds from notes payable.

     The Company's current cash and cash equivalents balance will not be sufficient to fund its operations for the next twelve months. Therefore, the Company's continued operations, as well as the full implementation of its business plan, will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing. In this regard, the Company's President has embarked on a campaign to raise $3,000,000 in debt and equity financing for the Company to continue and expand operations. The Company has raised approximately $1,900,000 in debt for the nine months ended September 30, 2008.

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

Critical Accounting Policies.

     The SEC has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) revenue recognition; (c) stock based compensation; (d) inventory - homes for sale; and (e) non-controlling interest. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results it reports in the financial statements.

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

(b)  Revenue Recognition

     Revenue for the Company is generated primarily from the commissions earned through the credit-investor relations' program and rent revenue from the St. Clair Superior Apartment Complex. The Company assists buyers in finding properties for purchase from partnering lenders. Revenue from commissions are recognized and earned upon closing of escrow, at which time the Company receives a percentage of the proceeds.

     Rental revenue from the St. Clair Superior Apartment complex is recognized and earned on the straight-line basis over the lease term as it becomes receivable according to the provisions of the lease. Security deposits are taken into income in accordance with the lease contract in the event of default by the tenant.

     Home inventory revenue and related profit are generally recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer. Buyers are required to obtain independent financing for purchase of our real estate properties.

     Other revenues are recognized when the earning process is complete based on the accrual method in accordance with generally accepted accounting principals.

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

(d)  Inventory - Homes for Sale.

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

(e)  Non-Controlling Interest

     In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51". SFAS No. 160 requires companies with non-controlling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The non-controlling interest's portion of net income must also be clearly presented on the Income Statement. SFAS No. 160 is effective for financial statements issued for fiscals years beginning after December 15, 2008 and has be adopted by the Company in the third quarter of fiscal year 2008. The Company has recorded a deficit of $4,734 as a result of the Company's non-controlling interest in Millionaire.

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

Changes in Internal Control Over Financial Reporting.

     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     There were no unregistered sales of the Company's equity securities during the three months ended on September 30, 2008.

     There were no purchases of the Company's common stock by the Company or its affiliates during the three months ended on September 30, 2008, except as follows: Between August 4, 2008 and September 16, 2008, the President of the Company, Ephren W. Taylor II purchased a total of 2,302 shares of common stock at prices ranging from $0.60 per share to $0.15 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

Correction.

     Part 11, Item 2 of the Company's Form 10-Q for the periods ended June 30, 2008 should be amended, in part, to read (the information in (a) is what is being amended):

     "There were no unregistered sales of the Company's equity securities during the three months ended on June 30, 2008, except as follows:

     (a) 220,000 shares of common stock were issued for services valued at $201,200 (0.91 per share).

     (b) 2,500,000 shares of common stock issued as executive compensation valued at $500,000 (contract value) in accordance with the President's employment agreement dated January 1, 2008. The stock value at January 3, 2008 was $1.30 per share and only 384,615 should have been issued in accordance with Section 3.2 of the executive's employment agreement. The Company has recorded $2,115 relating to the 2,115,385 shares that need to be canceled in the third quarter.

     (c) 4,007 shares of common stock issued for a stock payable of $12,023 ($3.00 per share)."

Subsequent Events.

     (a) Subsequent to September 30, 2008, the Company issued the following common stock transactions:

     (1) 189,500 free trading shares for services valued at $9,475 ($0.05 per share).

     (2) 2,115,385 restricted shares for executive compensation valued at $220,000 ($0.20 per share) were returned to the Company in accordance with that stated in Note 13.

     (b) The Company entered into an Asset Acquisition Agreement, dated October 7, 2008, with Nitty Gritty Marketing, a California corporation that provides an online subscription-based forum, social network, and marketing training for members. Under this agreement, the Company acquired certain properties and other assets and intellectual property, as set forth in the agreement. In consideration for the purchase, the Company paid the sum of $50,000. The closing of the sale and purchase of these assets is to take place on or before October 31, 2008, or at such other date, time or place as may be agreed upon in writing by the parties hereto, but not later than November 30, 2008.

ITEM 6.  EXHIBITS.

     Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

                                 SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       City Capital Corporation



Dated: November 14, 2008               By: /s/  Ephren W. Taylor II
                                       Ephren W. Taylor II,
                                       Chief Executive Officer
                                       (principal financial and
                                       accounting officer)

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

3.11 Bylaws, dated December 10, 2004 (incorporated by reference to Exhibit 3.11 of the Form 10-KSB filed on May 1, 2008).

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

10.7    Asset Acquisition Agreement between the Company and
        InfoMind, Inc. dba Nitty Gritty Marketing, dated October 7, 2008 (incorporated by reference to Exhibit 10 of the Form
        8-K filed on October 22, 2008).

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

21      Subsidiaries of the Registrant (filed herewith).

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