Form 10-K
period 2008-12-31
CITY CAPITAL CORP
filed 2009-05-20
CIK 793986

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

     Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: common stock, $0.001 par value

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes [ ] No X].

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes [ ] No [X].

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days:
Yes [X]  No [   ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

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

Large accelerated filer  [  ]                Accelerated filer  [  ]

Non-accelerated filer  [  ]                  Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act: Yes [ ] No [X].

     The aggregate market value of the voting stock held by non-affiliates of the Company as of March 31, 2009: $121,467. As of March 31, 2009, the Company had 78,330,044 shares of common stock issued and outstanding.

                                 TABLE OF CONTENTS

PART I.                                                              PAGE

ITEM 1.   BUSINESS                                                      5

ITEM 1A.  RISK FACTORS                                                 10

ITEM 1B.  UNRESOLVED STAFF COMMENTS                                    17

ITEM 2.   PROPERTIES                                                   17

ITEM 3.   LEGAL PROCEEDINGS                                            18

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          19

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER
          MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES           19

ITEM 6.   SELECTED FINANCIAL DATA                                      21

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                21

ITEM 7A   QUANTATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                                            32

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  32

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                       32

ITEM 9A.  CONTROLS AND PROCEDURES                                      32

ITEM 9A(T) CONTROLS AND PROCEDURES                                     32

ITEM 9B   OTHER INFORMATION                                            35

PART III.

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE     37

ITEM 11.   EXECUTIVE COMPENSATION                                      40

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS             42

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
           AND DIRECTOR INDEPENDENCE                                   45

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES                      47

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES                     47

SIGNATURES                                                             48

PART I.

ITEM 1.  BUSINESS.

Business Development.

     The Company was incorporated on July 24, 1984 in Nevada.

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

     The Company's board of directors unanimously determined that it would be in the best interests of the Company and its stockholders to seek stockholder approval to terminate the Company's previous status as a business development company ("BDC") under The Investment Company Act of 1940 ("1940 Act") and to file a Form N-54C with the Securities and Exchange Commission ("SEC") to terminate this status. On April 3, 2007, after the Company's stockholders approved the termination of the Company's status as a BDC under the 1940 Act and the filing of a Form N-54C with the SEC, the Company filed a Form N-54C with the SEC terminating its status as a BDC.

     On April 6, 2007 the Company organized City Capital Rehabilitation, LLC. The Company was organized to purchase, renovate and sell distressed properties across the country. The Company discontinued City Capital Rehabilitation, LLC in November 2007, incurring a gain on discontinued operations of $205,531. This entity was disposed in association with the exchange for debt restructuring in the fourth quarter of 2007.

Business of the Company.

     The Company is a socially conscious professional management and diversified holding company engaged in leveraging investments, holdings and other assets to build value for investors and shareholders. The Company is committed to creating positive change and self-sufficiency through "Socially-Conscious Investing That Empowers Communities." These initiatives range from development and production of biofuels, to affordable homes for working-class families, to funding and acquisition of local businesses that support community jobs. The Company acquires and revitalizes distressed investment opportunities in multiple industry segments, creating potentially long-term returns for the Company.

     The Company makes strategic investments and acquisitions that are intended to yield a positive return on investment. The Company's intent is to acquire assets at a significant discount to market, and then rebuild them for sale or cash flow. These investments will also serve the communities the Company operates in by creating economic opportunities for underserved populations. The Company maintains stakes in industries such as technology, biofuels, commercial laundry, and retail services. New additions to the Company represent the Company's strong devotion to educating and investing in future entrepreneurs.

Subsidiaries of the Company.

(a)  Goshen Energy, Inc.

     On August 21, 2006, the Company organized Goshen Energy, Inc. ("Goshen"), a Nevada corporation that the Company intends to engage in the buying, selling, and drilling of oil and gas. On November 13, 2007, Goshen Energy signed a distribution agreement with Verde Bio Fuels, Inc., a South Carolina Corporation, to distribute their bio-diesel product in the United States. In the agreement, Verde committed to purchase up to 10 million gallons of Goshen B-100 and B-99.9 bio-diesel per year, to distribute across the United States. Verde also has right of first refusal on any other U.S. production of Goshen bio-diesel. Under the agreement, Verde will pay all of the production costs for the fuel it distributes, and the two companies will split the net profits on the sale of each gallon.

     In 2008 the Company partnered with Mississippi Valley State
University to develop a commercial biofuel production facility. The venture is still in the development and testing stage. The Company intends to have a commercial facility in production by the end of 2009.

(b)  St. Clair Superior Apartment, Inc.

     On October 1, 2007, the Company was granted St. Clair Superior Apartment, Inc., an Ohio corporation that consists of an apartment building in Cleveland, Ohio for no cash consideration as the seller was unable to fund the property. The Company assumed approximately $420,000 in accounts payable and accrued liabilities with this transaction. Due to the Company's commitment to sell 80% of its ownership interest in the subsidiary the assets and liabilities have been present as assets held for sale. The sale of this subsidiary was finalized on January 30, 2009.

(c)  The Millionaire Lifestyle Group, LLC

     On August 21, 2008, the Company organized The Millionaire Lifestyle Group, LLC ("Millionaire"), a Missouri limited liability company the provides mentoring and training seminars to those hoping to achieve a greater life. The Company holds a 33% interest in Millionaire and is the managing member of the LLC.

(d)  The Male Room, LLC

     On October 1, 2008, the Company entered into an agreement to acquire a 40% equity interest in The Male Room LLC ("Male Room"), a
New York limited liability company that provides salon services to males.

(e)  Nitty Gritty, LLC

     On October 6, 2008, the Company organized Nitty Gritty, a
Missouri limited liability company that provides a subscription based online forum, social network, and training network where members learn "All Things Internet Marketing." During 2008, the subsidiary was dormant.

Competition.

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

Patents and Trademarks.

     The Company does not hold any patents; trademarks; licenses, franchises, concessions, royalty agreements or labor contracts for its business.

Governmental Approval.

     The Company is not aware of any existing or probable governmental regulations of an extraordinary nature pertaining to its business, other than normal and ordinary regulations pertaining to a small business enterprise such as the Company. The Company's business may involve costs or effects of compliance with environmental laws (federal, state or local environmental law).

Government Regulation of Development, Exploration and Production.

     The Company is not aware of any existing or probable governmental regulations of an extraordinary nature pertaining to the Company's business, other than those that apply to the development of its oil and gas properties, and those may be extensive.

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

     Many state authorities require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. Such states also have ordinances, statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the regulation of spacing, plugging and abandonment of such wells, and limitations establishing maximum rates of production from oil and gas wells

Environmental Regulations.

     The recent trend in environmental legislation and regulation has been generally toward stricter standards, and this trend will likely continue. The Company does not presently anticipate that it will be required to expend amounts relating to the development of the oil and gas properties that are material in relation to its total capital expenditure program by reason of environmental laws and regulations, but because such laws and regulations are subject to interpretation by enforcement agencies and are frequently changed by legislative bodies, the Company is unable to accurately predict the ultimate cost of such compliance for 2008.

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

     The following environmental laws and regulatory programs appear to be most significant to the oil and gas properties in 2008and 2009:

(a)  Clean Water and Oil Pollution Regulatory Programs.

     The Federal Clean Water Act ("CWA") regulates discharges of pollutants to surface waters. The discharge of crude oil and petroleum products to surface waters also is precluded by the Oil Pollution Act ("OPA"). The Company's operations are inherently subject to accidental spills and releases of crude oil and drilling fluids that may give rise to liability to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. Minor spills occur from time to time during the normal course of the Company's production operations. The Company maintains spill prevention control and countermeasure plans ("SPCC plans") for facilities that store large quantities of crude oil or petroleum products to prevent the accidental discharge of these potential pollutants to surface waters.

(b)  Clean Air Regulatory Programs.

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

(c)  Waste Disposal Regulatory Programs.

     The operations may generate and result in the transportation and disposal of quantities of produced water and other wastes classified by EPA as "non-hazardous solid wastes". The EPA is currently considering the adoption of stricter disposal and clean-up standards for non-hazardous solid wastes under the Resource Conservation and Recovery Act ("RCRA"). In some instances, EPA has already required the clean up of certain non-hazardous solid waste reclamation and disposal sites under standards similar to those typically found only for hazardous waste disposal sites. It also is possible that wastes that are currently classified as "non-hazardous" by EPA, including some wastes generated during the Company's drilling and production operations, may in the future be reclassified as "hazardous wastes". Because hazardous wastes require much more rigorous and costly treatment, storage, transportation and disposal requirements, such changes in the interpretation and enforcement of the current waste disposal regulations would result in significant increases in waste disposal expenditures by the Company.

(d)  The Comprehensive Environmental R,ponse, Compensation and
Liability Act ("CERCLA").

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

Regulations Relating to Real Estate Development and Maintenance

     Laws benefiting disabled persons may result in the Company's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990 ("ADA"), all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Company's property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures.

Employees.

     As of March 31, 2009, the Company has a total of 18 employees: 7 at the Company in administration, 7 at City Juice in customer service (five of these are part-time), and 4 at City Laundry in customer service).

     The Company's future success also depends on its ability to attract and retain other qualified personnel, for which competition is intense. The loss of the Company's Chief Executive Officer or its inability to attract and retain other qualified employees could have a material adverse effect on the Company.

ITEM 1A.  RISK FACTORS.

Risks Relating to the Business.

(a)  The Company Has a History of Losses That May Continue.

     The Company incurred net losses of $2,602,457 for the year ended December 31, 2008 and $7,036,360 for the year ended December 31, 2007. The Company cannot provide assurance that it can achieve or sustain profitability on a quarterly or annual basis in the future.
If revenues grow more slowly than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly, the Company will continue to incur losses. The Company's possible success is dependent upon the successful development of its business plan, as to which there is no assurance. Any future success that the Company might enjoy will depend upon many factors, including factors out of the Company's control or which cannot be predicted at this time.
These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users, and other factors. These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations.

(b) The Independent Registered Public Accounting Firm Has Expressed Substantial Doubt About the Company's ability to Continue as a Going Concern, Which May Hinder the Ability to Obtain Future Financing.

     In its report dated March 27, 2009 on the financial statements for the years ended December 31, 2008 and 2007, the Company's independent registered public accounting firm expressed substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit of $12,152,194 as of December 31, 2008 and recurring losses from operations. The Company continues to experience net losses. The Company's ability to continue as a going concern is subject to the ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of its securities, increasing sales or obtaining loans from various financial institutions where possible. The continued net losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

(c) The Company May Borrow Money Which Magnifies the Potential For Gain or Loss on Amounts Invested.

     Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with operation of the Company. The Company can borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities would have fixed dollar claims on the consolidated assets that are superior to the claims of the common shareholders. If the value of the consolidated assets increases, then leveraging would cause the net asset value attributable to the common stock to increase more sharply than it would have had the Company not leveraged. Conversely, if the value of the consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had the Company not leveraged. Similarly, any increase in the consolidated income in excess of consolidated interest payable on the borrowed funds would cause the net income to increase more than it would without the leverage, while any decrease in the consolidated income would cause net income to decline more sharply than it would have had the Company not borrowed.

(d)  Changes in Interest Rates May Affect the Cost of Capital and
Increase Costs to the Company.

     Because the Company can borrow money to acquire assets and improve them, the operating income can be dependent upon the rate at which the Company borrow funds and the return on the projects that use the borrowed funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Company's operating income. In periods of rising interest rates, the cost of funds would increase, which would reduce income.

(e)  The Company May Need to Raise Additional Cash to Complete Its Projects.

     The Company may have to make additional cash investments in projects to protect their overall value in the assets of the Company. The failure to make additional investments may jeopardize the continued viability of an operating subsidiary, and the Company's initial (and subsequent) investments. The Company has no established criteria in determining whether to make an additional investment except that its management will exercise its business judgment and apply criteria similar to those used when making the initial investment. The Company cannot provide assurance that it will have sufficient funds to make any necessary additional investments, which could adversely affect its success and result in the loss of a substantial portion or all of its investment in an operating subsidiary.

(f)  The Company Operates in a Competitive Market for Investment Opportunities.

     The Company competes for investments with a large number of private equity funds and mezzanine funds, investment banks and other equity and non-equity based investment funds, and other sources of financing, including traditional financial services companies such as commercial banks. Some of the competitors have greater resources than the Company do. Increased competition would make it more difficult for the Company to purchase or originate investments at attractive prices. As a result of this competition, the Company may sometimes be precluded from making otherwise attractive investments.

(g) Any Required Expenditures as a Result of Indemnification Will Result in an Increase in Expenses.

     The Company's bylaws include provisions to the effect that it may indemnify any director, officer, or employee. In addition, provisions of Nevada law provide for such indemnification, as well as for a limitation of liability of directors and officers for monetary damages arising from a breach of their fiduciary duties. Any limitation on the liability of any director or officer, or indemnification of any director, officer, or employee, could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

(h) The Company's Success Is Largely Dependent on the Abilities of Its Management and Employees.

     The Company's success is largely dependent on the personal efforts and abilities of its management. The loss of the Company's chief executive officer could have a material adverse effect on its business and prospects.

(i)  The Company's Quarterly and Annual Operating Results Fluctuate
Significantly.

     The Company's quarterly and annual operating results could fluctuate significantly due to a number of factors. These factors include the small number and range of values of the transactions that are completed each quarter, fluctuations in the values of the Company's investments, the timing of the recognition of unrealized gains and losses, the degree to which the Company encounters competition in its markets, the volatility of the stock market and its impact on the Company's unrealized gains and losses, as well as other general economic conditions. As a result of these factors, quarterly and annual results are not necessarily indicative of the Company's performance in future quarters and years.

(j)  Risks and Costs of Complying with Section 404 of the Sarbanes-
Oxley Act.

     The Company is required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires it to maintain an ongoing evaluation and integration of the internal control over financial reporting. The Company is required to document and test its internal control and certify that it is responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2008. In subsequent years, the Company's independent registered public accounting firm will be required to opine on those internal control and management's assessment of those control. In the process, the Company may identify areas requiring improvement, and the Company may have to design enhanced processes and controls to address issues identified through this review.

     The Company evaluated its existing control for the year ended December 31, 2008. The Company's Chief Executive Officer identified material weaknesses in the Company's internal control over financial reporting and determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2008. The identified material weaknesses did not result in material audit adjustments to the Company's 2008 financial statements; however, uncured material weaknesses could negatively impact the Company's financial statements for subsequent years.

     The Company cannot be certain that it will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that the Company's auditors will not have to report a material weakness in connection with the presentation of the Company's financial statements. If the Company fails to comply with the requirements of Section 404 or if the Company's auditors report such material weakness, the accuracy and timeliness of the filing of the Company's annual report may be materially adversely affected and could cause investors to lose confidence in its reported financial information, which could have a negative affect on the trading price of the common stock. In addition, a material weakness in the effectiveness of the Company's internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce the Company's ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on the Company's business, results of operations and financial condition.

     Further, the Company believes that the out-of-pocket costs, the diversion of management's attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 could be significant. If the time and costs associated with such compliance exceed the Company's current expectations, its results of operations could be adversely affected.

Risks Relating to Acquisitions.

(a) The Company May Fail to Uncover All Liabilities of Acquisition Targets Through The Due Diligence Process Prior to an Acquisition, Exposing It to Potentially Large, Unanticipated Costs.

     Prior to the consummation of any acquisition, the Company performs a due diligence review of the target in which the Company proposes to make acquisitions. The Company's due diligence review, however, may not adequately uncover the entire contingent or undisclosed liabilities the Company may incur as a consequence of the proposed acquisition.

(b)  Special Non-Recurring and Integration Costs Associated with
Acquisitions Could Adversely Affect the Company's Operating Results in the Periods Following These Acquisitions.

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

Risks Relating to the Common Stock.

(a)  Common Stock Price May Be Volatile.

     The trading price of the Company's common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond the Company's control and may not be directly related to its operating performance. These factors include the following:

     - Price and volume fluctuations in the overall stock market from time to time;

     - Significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

     - Changes in regulatory policies with respect to business development companies;

     - Actual or anticipated changes in earnings or fluctuations in operating results;

     - General economic conditions and trends;

     - Loss of a major funding source; or

     - Departures of key personnel.

     Due to the continued potential volatility of the stock price, the Company may be the target of securities litigation in the future.
Securities litigation could result in substantial costs and divert management's attention and resources from the business.

(b)  Absence of Cash Dividends May Affect Investment Value of Common Stock.

     The board of directors does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of the Company's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Company as well as legal limitations on the payment of dividends out of paid-in capital.

(c) No Assurance of a Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Common Stock.

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

     The SEC has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives;
(b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination
(i) state in a highlighted format that it is unlawful for the broker or dealer to effect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) state in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the penny stock and information on the limited market.

     There has been only a limited public market for the common stock of the Company. This common stock is currently traded on the Pink
Sheets LLC ("Pink Sheets"). As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the market value of the common stock. The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Company's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

     Potential stockholders of the Company should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

(d) Failure To Remain Current In Reporting Requirements Could Result In Delisting From The Over The Counter Bulletin Board.

     Companies whose common stock is registered under Section 12 of the Securities Exchange Act of 1934, such as the Company, must remain current in their reports under Section 13. If the Company fails to remain current in its reporting requirements, the Company would be ineligible for relisting on the Over the Counter Bulletin Board ("OTCBB").

     In addition, the National Association of Securities Dealers, Inc., which operates the OTCBB, has been approved by the SEC to implement a change to its Eligibility Rule. The change makes those OTCBB issuers that are cited for filing delinquency in their Forms 10-KSB/Form 10-QSB three times in a 24-month period and those OTCBB issuers removed for failure to file such reports two times in a 24-month period ineligible for quotation on the OTCBB for a period of one year. Under this proposed rule, a company filing within the extension time set forth in a Notice of Late Filing (Form 12b-25) would not be considered late. This rule would not apply to a company's Current Reports on Form 8-K.

     As a result of these rules, the market liquidity for Company securities could be severely adversely affected by limiting the ability of broker-dealers to sell the Company's common stock and the ability of stockholders to sell their securities in the secondary market.

(e)  Failure to Maintain Market Makers May Affect Value of Company's Stock.

     If the Company is unable to maintain National Association of Securities Dealers, Inc. member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Company will be able to maintain such market makers.

(f)  Shares Eligible For Future Sale.

     Most of the shares currently held by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Company (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed 1% of the then outstanding shares of common stock, provided that certain current public information is then available. If a substantial number of the shares owned by these stockholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock at that time could be adversely affected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

     Not Applicable.

ITEM 2.  PROPERTIES.

     On October 1, 2007, the Company was granted St. Clair Superior, an apartment building in Cleveland, Ohio, for no cash consideration as the seller was unable to fund the property. The property was recorded at its gross carrying value of $165,000 and is depreciated using the straight-line method over the useful life of 27.5 years. As of December 31, 2008 the building and associated accumulated depreciation has been presented as assets held for sale due to the commitment to sell the majority of the Company's ownership rights in the subsidiary.

     Additionally, the Company purchased equipment worth $5,000 for its subsidiary company, Goshen. As of December 31, 2008 the equipment has not been put into production and no depreciation has been expensed.

     Fixed assets and accumulated depreciation consists of the following:

                                                   Years Ended
                                     December 31, 2008     December 31, 2007

Equipment                            $   5,000             $           --
Building                                    --                    165,000

                                         5,000                    165,000

Accumulated depreciation                    --                     (1,375)
Net book value of fixed assets       $   5,000             $      163,625

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, the Company may become party to litigation or other legal proceedings that the Company considers to be a part of the ordinary course of the business. There are no material legal proceedings to report, except as follows:

     (a) On July 28, 2007, the Company was named as a defendant is a lawsuit filed in the United States District Court for the Eastern District of Pennsylvania, Philadelphia Division: The Granite Companies
v. City Capital Corporation. The Granite Companies and the Company entered into an agreement to purchase the membership interests of The Granite Companies and continue to operate the entity, together with an agreement to honor certain outstanding liabilities. After the agreement was signed, the Company commenced its due diligence and became aware that the statements and representations made by representatives of The Granite Companies were materially false. As a result, immediately thereafter, the Company, through counsel, sent a letter terminating the agreement and requesting the return of certain funds: The Company had previously provided The Granite Companies a $150,000.00 deposit and paid approximately $30,000.00 for the continued operations of The Granite Companies

     The complaint alleges that the Company breached its contractual obligation and also should be found liable for fraud relating to the transaction. $1,238,719, together with punitive damages and any other relief deemed appropriate by the Court are being sought. The Company has filed a motion to dismiss the complaint and several other pre-discovery motions have been filed.

     There was a mediation scheduled before a United States District Court Judge on March 19,2009. The case did not settle.

     Management believes the Company has meritorious claims and defenses to the claims of The Granite Companies and ultimately will prevail on the merits. However, this matter remains in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Company's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

     (b) On December 8, 2008, the Company was named in an action entitled Escalada v. City Capital Corporation, et. al., filed in the United States District Court for the District of Kansas. This action purports to be a case where the Company, among other defendants, is accused of violating the federal securities laws, together with the securities laws of the State of Kansas. These alleged violations occurred when Mr. Taylor was apparently as a representative of a company or companies other than the Company. The allegations indicate that Mr. Taylor induced the Escaladas to enter into a series of investment transactions, which resulted in some undefined loss. It is unclear as to the involvement, if any, of the Company. The Escaladas allege that their damage is approximately $150,000; it is unclear how that amount has been calculated.

     On February 20,2009, all of the defendants, including the Company, filed a Motion for Change of Venue, to Dismiss, or in the Alternative, For a More Definite Statement. On March 15,2009, the
Escaladas filed their response to the Motion. The defendants, including the Company, have filed a reply. The Company was dismissed from this action on April 15, 2009.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

     The Company's common stock trades on the Pink Sheets under the symbol "CTCC". Prior to December 12, 2007 (when the Company effected a 1 for 25 reverse split of its common stock, its common stock traded under the symbol CCCN. Prior to December 15, 2004 (when the Company was known as Synthetic Turf Corporation of America, Inc.), the common stock traded under the symbol "SYTR". Prior to November 14, 2003 (when the Company was known as JustWebit.com, Inc.), the common stock traded under the symbol "JWIT".

     The range of closing prices shown below is as reported by this market. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions, and are shown to reflect the 1 for 25 reverse split of the common stock that occurred on December 12, 2007.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2008

                                            High        Low

Quarter Ended December 31, 2008             $0.10       $0.007
Quarter Ended September 30, 2008            $1.01       $0.11
Quarter Ended June 30, 2008                 $1.01       $0.20
Quarter Ended March 31, 2008                $2.00       $0.51

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2007

                                            High        Low

Quarter Ended December 31, 2007             $2.00       $0.50
Quarter Ended September 30, 2007            $13.00      $1.25
Quarter Ended June 30, 2007                 $20.25      $8.25
Quarter Ended March 31, 2007                $21.00      $2.08

     As soon as this Form 10-K is filed with the SEC, the Company's common stock will again eligible for relisting on the Over the Counter Bulletin Board since more than one year has elapsed since its delisting due to the filing of three delinquent reports in a 24 month period. The Company intends to seek such relisting in the near future.

Holders of Common Equity.

     As of March 31, 2009, the Company had approximately 846 stockholders of record of its common stock. The number of registered stockholders excludes any estimate of the number of beneficial owners of common shares held in street name.

Dividend Information.

     The Company has not declared or paid a cash dividend to stockholders since it was organized. The board of directors presently intends to retain any earnings to finance the operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company's earnings, capital requirements and other factors.

Equity Securities Sold Without Registration.

     There were no sales of unregistered (restricted) securities during the three months ended on December 31, 2008, except as follows:

     (a) On December 8, 2008, the Company issued 500,000 shares of restricted common stock for services valued at $100,000 ($0.20 per share).

     (b) On December 29, 2008, the Company issued 100,000 shares of restricted common stock for services valued at $20,000 ($0.20 per share).

     There were no purchases of the Company's common stock during the year ended December 31, 2008 by the Company or any of its affiliates, except for the following open market purchases by its CEO, Ephren Taylor:

              AFFILIATE PURCHASES OF EQUITY SECURITIES

                                                (c) Total
                                                Number of    (d) Maximum
                                                 Shares       Number (or
                                              Purchased as    Approximate
                             (b)                Part of       Dollar Value) of
             (a) Total      Average            Publicly       Shares that May
                Number of    Price             Announced      Yet Be Purchased
                 Shares     Paid per           Plans or        Under the Plans
Period         Purchased     Share              Programs        or Programs

August 4,
2008 to
August 20,
   2008          1,202       $0.40                  0                  0
September
10, 2008 to
September
16, 2008         1,100       $0.18                  0                  0

Total            2,302       $0.29                  0                  0

ITEM 6. SELECTED FINANCIAL DATA.

     Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following management's discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, the Company's audited financial statements and related notes included elsewhere in this Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

     The Company is a socially conscious professional management and diversified holding company engaged in leveraging investments, holdings and other assets to build value for investors and shareholders. The Company is committed to creating positive change and self-sufficiency through "Socially-Conscious Investing That Empowers Communities." These initiatives range from development and production of biofuels, to affordable homes for working-class families, to funding and acquisition of local businesses that support community jobs. The Company acquires and revitalizes distressed investment opportunities in multiple industry segments, creating potentially long-term returns for the Company.

     The Company makes strategic investments and acquisitions that are intended to yield a positive return on investment. The Company's intent is to acquire assets at a significant discount to market, and then rebuild them for sale or cash flow. These investments will also serve the communities the Company operates in by creating economic opportunities for underserved populations. The Company maintains stakes in industries such as technology, biofuels, commercial laundry, and retail services. New additions to the Company represent the Company's strong devotion to educating and investing in future entrepreneurs.

Recent Developments.

     The Company began aggressively marketing community development programs nationwide via touring by the current CEO, Ephren Taylor. The Company has developed a presentation featured at www.WealthTourLive.com that has toured the nation domestically as well as internationally. Over 30,000 people have experienced this economic empowerment presentation. The presentation allows for positive
Company exposure, as well acquiring new partner clients. It also expanded the Internet marketing partnerships and Adword purchases, increasing lead flow. Interested leads may enroll directly on various partner sites like www.IRACashFlow.com, or through the corporate website www.CityCapCorp.com. These activities are expected to significantly increase the existing credit-investor client base, which directly affects the potential volume of properties the Company can develop.

     In the area of biofuel, the Company's subsidiary Goshen has partnered with universities to create and develop curriculum around bio-diesel production. In 2008 the Company partnered with Mississippi Valley State University to develop a commercial biofuel production facility. The venture is still in the development and testing stage. The Company intends to have a commercial facility in production by the end of 2009.

     The model of partnering with higher learning educational institutions is something the Company will build on in 2009. The Company is actively seeking partnerships with an additional five institutions by 2009. The Company sees this model and bringing a new line of green jobs to rural and urban communities, as well educating future generations of industries to come.

     On October 1, 2008 the Company acquired a domain name, NittyGrittyMarketing.com, from a third party that provides a subscription based online forum, social network, and training network where members learn "All Things Internet Marketing." Due to the domain being dormant throughout 2008, the Company purchased the domain with the intent to revitalize and update the website and subsequently build a business around the assets. On October 6, 2008, the Company created Nitty Gritty and plans to re-launch the website in May 2009.

     Founded by the successful Internet entrepreneur, Jermaine Griggs, NittyGrittyMarketing.com is a resource for teaching people all around the world how to build successful Internet businesses through various marketing courses, an exclusive online coaching club, live seminars, and workshops.

     The Company will use this acquisition to allow it to leverage its capital to mentor and foster an environment not only for aspiring entrepreneurs, but also to serve as an incubator for developing companies and future additions to the companies diversified portfolio in 2009.

     The site currently hosts a library of over 50-hours of digital content, video, training materials, searchable digital content, 38 domain names, 10,000+ person mailing list, more than 3,000 subscribers, and nearly 2,000 affiliate marketers. Members pay a monthly subscription fee, which will generate revenues for the Company.

     During the first quarter of 2009 the Company has increased its leveraged investments and holdings by creating four limited liability companies; City Juice Systems KS, LLC ("City Juice"), a Kansas limited liability company that engages in purchasing companies in the food and beverage arena; City Capital Petroleum, LLC ("City Petroleum"), a New York limited liability company that engages in purchasing companies in the oil industry; City Laundry Services, LLC, a Missouri limited liability company that engages in purchasing companies in the laundry arena; and City Beauty Systems, LLC, a Missouri limited liability company that engages in the health and beauty arena. Each subsidiary is responsible for acquiring like companies with plans of operations that are similar to that of the acquiring subsidiary at a significant discount to market. It is the intention of the Company to have the subsidiaries assists their acquired companies in turning a profit. Subsequent to the turnaround, the Company will either sell or retain the acquisitions' for cash flow as it sees fit.

     In February 2009, the Company purchased its first acquisition under City Juice, located in the Kansas City area. City Juice is currently in negotiations and serious discussions to acquire more companies in the food and beverage area in the Midwest.

     The Company is the managing partner of City Laundry, which is intended to be jointly owned by several of the other partner entities. The Company's laundromats will operate under the name City Laundry, while the dry cleaners will operate as Express Cleaners. In February 2009 the Company completed the first acquisition for this commercial laundry subsidiary, the acquisition of a 2,000 sq. ft./30-machine laundromat with annual revenues of approximately $108,000. Additionally, the Company purchased their second commercial laundry subsidiary located in the Kansas City area in March 2009. City Laundry is currently in negotiations and serious discussions to acquire more Laundromats and dry cleaners in the Midwest.

     City Laundry is one more example of how in this economic environment the Company's socially conscious model finds opportunity. Reviving and refurbishing failing and successful neighborhood businesses and providing employment for local residents fulfils the Company's socially conscious mission. Even though this first acquisition is a smaller operation, the cleaners industry is extremely advantageous for the Company's model. It is a fragmented industry, yet it has a proven history of weathering, even thriving in economic downturns.

     According to the Coin Laundry Association, there are over 35,000 coin laundries alone in the U.S. "During periods of recession, when home ownership decreases, the self-service laundry market expands as more people are unable to afford to repair, replace or purchase new washers and dryers, or as they move to apartment housing with inadequate or nonexistent laundry facilities. The market size grows proportionately to the increase in population. people always need to wash clothes." (source: http://coinlaundry.org)

     According to the U.S. Bureau of Labor, total gross revenues for the industry are nearly $20 billion annually (source: 2007 U.S. Bureau of Labor). That translates into reliable cash flow for the Company and a strong, stable job source within the communities the Company operates. These economic and data factors are what prompted Company management to make such an addition to the Company.

     In the first quarter of 2009, the Company acquired a 2.18% equity stake, and management role in NY Liquidation Group, LLC. This firm recently acquired a chain of eBay drop off retail stores in the New York City area. NY Liquidation had gross revenues in excess of $500,000 in 2008. City Capital will earn a management fee as part of the Company's professional management services.

Results of Operations for the Year ended December 31, 2008 Compared to the year ended December 31, 2007.

(a)  Revenue and Cost of Revenue.

     The Company had $233,003 of revenue for the year ended December 31, 2008 compared to $127,788 for the year ended December 31, 2007, an increase of $105,215 or approximately 82%. Revenue for the year ended December 31, 2007 consisted $7,705 of commission revenues and $120,083 of other revenue. Other revenue for the year ended December 31, 2007 consisted of $55,379 from the CEO's speaking engagements, $27,00 from investor revenues, and $37,704 of royalties from the Company's oil and gas subsidiary, Goshen Energy Inc. For the year ended December 31, 2008, revenues consisted of $121,737 in commission revenues from the credit-investor program, $81,292 from a sale of a redeveloped home, and $29,974 in other revenues. Other revenues for the year ended 2008 consisted of $27,374 and $2,600 from the CEO's speaking engagements and book sales.

     Revenues for the year ended December 31, 2007 have been re-classified as of December 31, 2008 to present the current focus of the business strategy within the real estate market to aggressively market its credit investor program. The Company considers the core line of business during 2008 to be revenues from real estate renovation and sales and rental revenue and have re-classed revenue to reflect the current business focus.

     Revenue for the year ended December 31, 2007 is a result of $1,112,079 of redevelopment house revenue and $906,548 of cost of revenue that has been reclassified to discontinued operations in the Company's financial statements due to the discontinue of the Company's City Capital Rehabilitation program in the fourth quarter of 2007. Additionally, $35,659 and $95,246 for the year ended 2007 and 2008 from rental revenues and $15,905 and $52,549 of cost of rental revenue that has been reclassified to discontinued operations in the Company's financial statements due to the commitment to sell a majority of the Company's ownership rights in its subsidiary, St. Clair Superior Apartment Inc.

     Cost of revenue was $72,264 for the year ended December 31, 2008 compared to $0 for the year ended December 31, 2007. Cost of revenue for the year ended December 31, 2008 consisted of the sale of a redevelopment home that was held as home inventory during the third quarter and sold in the fourth quarter of 2008. The cost includes the initial purchase price of the home, renovation expenses, and closing costs paid by the Company in connection with the sale of the home.

     As previously discussed, during the first quarter of 2009, the Company has decided to increase its leveraging investments and holdings by creating three limited liability companies, whose focus will be in the food, beverage and laundry areas. Additionally, the Company plans on purchasing additional companies in the oil and gas industry. As a result, during 2009 the Company's core lines of business will be in real estate, self-enrichment, food and beverage, laundries and oil and gas.

     The credit-investor program holds the greatest potential for ongoing revenues without adding debt to the Company. For the year ended December 31, 2008, the Company closed 16 properties, generating approximately $111,000 in gross commission revenue for the Company. The Company is actively seeking new buyers and plans on increasing its closed properties each quarter; however, because this is a newly structured endeavor and given the current economic environment the Company is unable to reasonably predict what it may have on its financial statements in the next 12 months.

(b)  Operating, General, and Administrative Expenses.

     Operating, general and administrative expenses for the year ended December 31, 2008 were $3,055,075 compared to $6,042,512 for the year ended December 31, 2007, a decrease of $2,987,437 or approximately 49%. The majority of the decrease was attributable to decreases in consulting expenses ($3,795,172) and investor relations ($137,046), due to the canceling of non-essential consulting contracts, and repairs and maintenance ($201,800), attributed to the decrease in real estate properties owned in 2008, offset by increases in contract labor ($217,241) due to lack of in-house staff, officer compensation ($686,075), largely attributed to a annual bonus related to an employment agreement between the Company and its President, and accounting expenses ($39,658).

     Revenues and expenses associated with the St. Clair Superior Apartment LLC have been presented as discontinued operations as of December 31, 2007 and December 31, 2008 as a result of the Company's commitment to sell 80% of the subsidiary. During the year ended 2008, the Company conserved funds where possible.

     In 2007, due to the Company's cash and debt balances, at and subsequent to June 30, 2007, the Company took measures to reduce costs that included canceling all non-essential consulting contracts. In 2007, consulting expense related to marketing, public relations, shares issued for the start up of Goshen Energy, and keeping current with SEC filings. As of July 1, 2007, when all non-essential consulting contracts were cancelled, and through December 31, 2008 consulting expenses were kept to a minimum where possible. For the year ended 2008 consulting expense relates to marketing and public relations, in the Company's attempt market the credit investor program that is discussed above.

(c)  Non-Operating Expenses (Income).

     The Company incurred interest expenses (net of interest income) of $487,337 for the year ended December 31, 2008 compared to $1,017,813 for the year ended December 31, 2007, a decrease of $530,479 or approximately 52%. The decrease is due to the significantly lower interest rates (10%) on the outstanding notes payable during the year ended 2008 compared to that at year ended 2007, and the write off of outstanding notes and accrued interest as stated in Note 12 of the Consolidated Financial Statements. The Company will continue to enter into debt agreements at the 10% interest rate; however rates may increase if the Company is unable to pay back debts timely.

     The change in fair value of the Company's debt derivative for year ended 2008 increased income to $45,313 compared to an expense of $7,710 for the year ended 2007. This increase is a result of the Company's stock price volatility in the past year.

     The Company incurred a gain on debt extinguishment of $879,632 for the year ended 2008, as discussed in Note 12 to the Consolidated Financial Statements compared to $459,440 for the year ended 2007. In 2008, a non-reoccurring gain of $809,684 was recognized due to the write off of an outstanding note payable and interest due to the expiration of the Company's promise to pay in accordance with the California Statute of Limitations. The write off was unusual and infrequent and does not represent a consistent trend of the Company, but may continue as the Company attempts to contact debt holders to pay or renegotiate its promissory notes.

(d)  Net Operating Loss.

     The Company had an operating loss of $2,894,336 for the year ended December 31, 2008 compared to $5,914,724 for the year ended December 31, 2007, a decrease of $3,020,388 or approximately 51%. The decrease in operating loss is the result of the factors mentioned above. The Company anticipates continuing revenue from the credit investor program and generating new revenue from investments acquired during the first quarter of 2009.

Factors That May Affect Operating Results.

     The Company's operating results can vary significantly depending upon a number of factors, many of which are outside its control.
General factors that may affect its operating results include:

     - market acceptance of and changes in demand for services;

     - a small number of customers account for, and may in future periods account for, substantial portions of the Company's revenue, and revenue could decline because of delays of customer orders or the failure to retain customers;

     - gain or loss of clients or strategic relationships;

     - announcement or introduction of new services by the Company or by its competitors;

     - price competition;

     - the ability to upgrade and develop systems and infrastructure to accommodate growth;

     - the ability to introduce and market services in accordance with market demand;

     - changes in governmental regulation; and

     - reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

     The Company believes that its planned growth and profitability will depend in large part on the ability to promote its services, gain clients and expand its relationship with current clients.
Accordingly, the Company intends to invest in marketing, strategic partnerships, and development of its customer base. If the Company is not successful in promoting its services and expanding its customer base, this may have a material adverse effect on its financial condition and its ability to continue to operate the business.

Operating Activities.

     The net cash used in operating activities was $2,361,986 for the year ended December 31, 2008 compared to $3,983,717 for the year ended December 31, 2007, a decrease of $1,621,731 or approximately 41%.
This decrease is attributed to many changes from period to period, including a reduction in stock issued for services, notes receivable - related party, accrued interest, unsecured liabilities and an increase in stock issued for officer compensation, gain on extinguishment of debt and purchased home inventory.

Investing Activities.

     Net cash used in investing activities was $164,069 for the year ended December 31, 2008 compared to $188,011 for the year ended December 31, 2007, a decrease of $23,942 or approximately 13%. This decrease in 2008 resulted primarily from the increased investment purchases and sales offset by the gain on discontinued operations for the year ended 2007.

Liquidity and Capital Resources.

     At December 31, 2008, the Company had total current assets of $2,369,944 compared to $2,203,469 at year ended 2007 and total current liabilities of $4,839,438 compared to $3,288,319 at 2007, resulting in a working capital deficits of $2,449,495 at December 31, 2008 and $1,084,850 at December 31, 2007. The Company's cash balance at December 31, 2008 totaled $213,988 compared to $45,499 at December 31, 2007. Overall, cash and cash equivalents for the year ended 2008 increased by $168,489. Cash increased for the year ended 2008 was primarily due to increased proceeds from notes payables and significantly less expenses. The Company's debt load will put considerable strain on its cash resources in the fiscal year 2009.

     The increase in current liabilities from December 31, 2007 is primarily due to the increase of notes payable and accrued interest ($1,797,548) and convertible debentures plus accrued interest ($126,135). This increase was offset by a decrease in accrued expenses ($228,224) and accrued consulting-related party ($100,000) and debt derivative liability ($45,313).

     Net cash provided by financing activities was $2,694,544 for year ended December 31, 2008 compared to $4,205,201 for the year ended December 31, 2007, a decrease of $1,510,657 or approximately 36%.
This decrease resulted primarily from a reduction of proceeds from notes payable.

     The Company's current cash and cash equivalents balance will not be sufficient to fund its operations for the next twelve months. Therefore, the Company's continued operations, as well as the full implementation of its business plan, will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing. In this regard, the Company's President has embarked on a campaign to raise $3,000,000 in debt and equity financing for the Company to continue and expand operations. The Company has raised approximately $2,840,000 as debt during 2008.

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

Critical Accounting Policies.

     The SEC has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) revenue recognition; (c) stock based compensation; (d) inventory - homes for sale; (e) impairment of long-lived assets; and
(f) investment in unconsolidated investee. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results it reports in the financial statements.

(a)  Use of Estimates in the Preparation of Financial Statements.

     The preparation of these financial statements in conformity with generally accepted accounting principals requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(b)  Revenue Recognition.

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

     Rental revenue from the St. Clair Superior is recognized and earned as it becomes receivable according to the provisions of the lease. Security deposits are taken into income in accordance with the lease contract in the event of default by the tenant. As of December 31, 2008, all rental revenues have been presented as part of discontinued operations due to the commitment to sell a majority of the Company's ownership rights in the subsidiary.

     Home inventory revenue and related profit are recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer. Buyers are required to obtain independent financing for purchase of the Company's real estate properties.

     All revenues that are not generated through real estate renovation and sales or rental revenue are classified as other revenue and recognized when the earning process is complete. The earning process is complete when there is existence of an arrangement, delivery has occurred or services rendered, the price is fixed or determinable and the collectability of the revenue is reasonable.

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

(e)  Impairment of Long-Lived Assets.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company records valuation adjustments on land inventory and related communities under development when events and circumstances indicate that they may be impaired and when the cash flows estimated to be generated by those assets are less than their carrying amounts. The Company did not record valuation adjustments on land inventory as of December 31, 2008 as no triggering event or impairment had occurred. In 2008, the Company's annual impairment test did not identify an impairment of long-lived assets. Due to the commitment to sell a majority of the Company's ownership rights in the subsidiary in which its major long-lived asset resides, the Company has presented this asset in assets held for sale.

(f)  Investment in Unconsolidated Investee.

     For fiscal years beginning after November 15, 2007, entities in which a reporting entity does not have a controlling financial interest (and therefore are not consolidated) but in which the reporting entity exerts significant influence (generally defined as owning a voting interest of 20% to 50%, or a partnership interest greater than 3%) may be accounted for either under Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" or SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which was issued by the FASB in February 2007. The Company has not elected to adopt SFAS No. 159. Instead, the Company continues to account for its investments in The Male Room under the equity method of accounting and records its share of income as a component in its consolidated statement of operations.

Forward Looking Statements.

     Information in this Form 10-K contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-K, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding the adequacy of cash, expectations regarding net losses and cash flow, statements regarding growth, the need for future financing, dependence on personnel, and operating expenses.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Audited financial statements as of and for the year ended
December 31, 2008, and for the year ended December 31, 2007 are presented in a separate section of this report following Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A.  CONTROLS AND PROCEDURES.

     Not applicable.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

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

     As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of the principal executive officer/principal financial officer, of disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, the principal executive officer/principal financial officer concluded that the Company's disclosure controls and procedures were not effective at a reasonable assurance level to ensure that information required to be disclosed by it in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms since the Company is currently late in filing this Form 10-K. The principal executive officer/principal financial officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer/principal financial officer, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting.

     The Company's management also is required to assess and report on the effectiveness of its internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") (as codified in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act). This is to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

     Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment and preparing its report, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as required by
Section 404.

(a)  Material Weaknesses.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented (as defined under Public Accounting Oversight Board Auditing Standard No. 5). During their assessment, management has noted the following material weaknesses in the Company's internal control over financial reporting as of December 31, 2008:

     - the Company did not have effective comprehensive entity-level internal controls specific to the structure of the Company to ensure adequate, timely and accurate communication and information flow; and

     - the Company did not have formal policies governing certain accounting transactions and financial reporting processes.

     An independent consulting firm assisted management with its assessment of the effectiveness of the Company's internal control over financial reporting, including scope determination, planning, staffing, documentation, testing, remediation and retesting and overall program management of the assessment project. In conclusion, the Company's Chief Executive Officer determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2008.

(b)  Remedial Measures.

     The Company is in the process of evaluating its material weaknesses, as outlined above, and has already begun remediation procedures to address these weaknesses. In an effort to remediate the identified material weaknesses and enhance its internal controls, the Company has initiated, or plans to initiate, the following series of measures:

     - identify a communication process such that transactions entered into by executive management are communicated in a timely and effective manner to avoid unnecessary financial reporting delays and adjustments;

     - establish comprehensive formal general accounting policies and procedures and require employees, or consultants in areas such as accounting, reporting and administration, to facilitate sign off of such policies and procedures with executive management as documentation of their understanding of and compliance with Company policies; and

     - finalize formal policies governing accounting transaction and financial reporting processes which were started as part of this endeavor.

     The Company continued to have the material weaknesses outlined above throughout 2008; however due to increased personnel in 2009, the Company believes that it will be able to implement the above remedial measures by June 30, 2009. Additionally, the Company plans to test its updated internal control over financial reporting by December 31, 2009.

     Notwithstanding the foregoing, the reportable conditions and other areas of the Company's internal control over financial reporting identified by it as needing improvement have not resulted in a material restatement of the financial statements. Nor is management aware of any instance where such reportable conditions or other identified areas of weakness has resulted in a material misstatement or omission in any report the Company has filed with the SEC.
However, it is reasonably possible that, if not remediated, one or more of the identified material weaknesses noted above could result in a material misstatement in the Company's reported financial statements that might result in a material misstatement in a future annual or interim period.

     This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by this firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

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

Changes in Internal Control Over Financial Reporting.

     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Subsequent Events.

(a)  Stock Issuances.

     Subsequent to December 31, 2008, the Company issued the following shares of common stock:

     On January 12, 2009, the Company issued 71,428,571 restricted shares of common stock for officer compensation valued at $500,000 (contract value) at $0.007 per share in accordance with Mr. Taylor's employment agreement dated January 1, 2008.

     On February 6, 2009, the Company issued 2,000,000 restricted shares of common stock for services valued at $20,000 ($0.01 per share).

     On February 17, 2009, the Company issued 300,000 restricted shares of common stock for services valued at $60,000 ($0.20 per share).

     On April 15, 2009, the Company issued 300,000 restricted shares of common stock for services valued at $15,000 ($0.05 per share).

(b)  St. Clair Superior Apartment, Inc.

     Subsequent to December 31, 2008, the Company entered into a stock purchase agreement to sell 80% of it interest in it subsidiary, St. Clair Superior, to a third party for a value of $350,000. Per the agreement, the Company issued 400 of the 500 authorized common stock in the subsidiary to the third party. The Company will continue to hold a 20% non-controlling interest in the subsidiary and will record its investment in accordance with the equity method going forward.
The sale was finalized on January 30, 2009.

(c)  Limited Liability Companies.

     During the first quarter of 2009 the Company has increased its leveraged investments and holdings by creating four limited liability companies; City Juice Systems KS, LLC ("City Juice"), a Kansas limited liability company that engages in purchasing companies in the food and beverage arena; City Capital Petroleum, LLC ("City Petroleum"), a New York limited liability company that engages in purchasing companies in the oil industry; City Laundry Services, LLC, a Missouri limited liability company that engages in purchasing companies in the laundry arena; and City Beauty Systems, LLC, a Missouri limited liability company that engages in the health and beauty arena. Each subsidiary is responsible for acquiring like companies with plans of operations that are similar to that of the acquiring subsidiary at a significant discount to market. It is the intention of the Company to have the subsidiaries assists their acquired companies in turning a profit. Subsequent to the turnaround, the Company will either sell or retain the acquisitions' for cash flow as it sees fit.

     In February 2009, the Company purchased its first acquisition under City Juice, located in the Kansas City area. City Juice is currently in negotiations and serious discussions to acquire more companies in the food and beverage area in the Midwest.

     The Company is the managing partner of City Laundry, which is intended to be jointly owned by several of the other partner entities. The Company's laundromats will operate under the name City Laundry, while the dry cleaners will operate as Express Cleaners. In February 2009 the Company completed the first acquisition for this commercial laundry subsidiary, the acquisition of a 2,000 sq. ft./30-machine laundromat with annual revenues of approximately $108,000. Additionally, the Company purchased their second commercial laundry subsidiary located in the Kansas City area in March 2009. City Laundry is currently in negotiations and serious discussions to acquire more Laundromats and dry cleaners in the Midwest.

     In the first quarter of 2009, the Company acquired a 2.18% equity stake, and management role in NY Liquidation Group, LLC. This firm recently acquired a chain of eBay drop off retail stores in the New York City area. NY Liquidation had gross revenues in excess of $500,000 in 2008. City Capital will earn a management fee as part of the Company's professional management services.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers.

     The names, ages, and respective positions of the directors and executive officers of the Company are set forth below. The directors named below will serve until the next annual meeting of stockholders or until their successors are duly elected and have qualified. Directors are elected for a term until the next annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated.

     There are no family relationships between any two or more of the directors or executive officers. There are no arrangements or understandings between any two or more of the directors or executive officers. There is no arrangement or understanding between any of the directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of the Company's affairs. There are no other promoters or control persons of the Company. There are no legal proceedings involving the executive officers or directors of the Company, except that Mr. Taylor is named in the action entitled Escalada v. City Capital Corporation, et. al., described under Legal Proceedings.

(a)  Ephren W. Taylor II, Chairman and Chief Executive Officer.

     Mr. Taylor, age 26, became the Company's Chief Executive Officer and Chairman of the Board on May 5, 2006. Mr. Taylor is also Chairman and sole director, and CEO, of Ephren Capital Corporation, positions he has held since January 2005. He has, from March 2006 to the present, served as the Chief Executive Officer and President of AmoroCorp., Inc., a public company trading on the Pink Sheets under the symbol AORO, that is developing various real estate projects in Tennessee, Ohio and Missouri. Mr. Taylor also serves as the Chief Executive Officer of Amoro Capital Corporation (from 2005 to the present), which owns a diversified portfolio of companies including Ephren Capital Corporation, Green Mountain Springs Water, a third generation bottled water company, and Amoro Financial Group. From 2000 to 2003, Mr. Taylor founded and served as Chief Executive Officer of iNTouch Connections, LLC, a technology company.

(b)  Waldo Emerson Brantley III, Executive Vice President, Director.

  Mr. Brantley, age 52, was appointed a director of the Company, and elected Executive Vice President, on January 23, 2007. In addition he serves as a director and chief communication officer of AmoroCorp, Inc, a related party (from February 2006), a firm that is involved in socially conscious investing in urban communities. Mr. Brantley is also President of WEB3Direct, Inc. Business Consulting (from January
1997), a firm that works on results-driven marketing solutions and strategic consulting for businesses. He is also a principal of the UK-based Guthrie Group (from August 2000), a firm that does business funding, transactions and development. Mr. Brantley graduated in 1976 with a Bachelors degree in communications (Magna Cum Laude) from Florida State University.

(c)  Don Ricardo McCarthy, Director.

     Mr. McCarthy, age 57, was appointed a director of the Company on April 12, 2007. From 1997 until his retirement in 2006, he served as Consulate to the United States from the Caribbean nation of Barbados. Mr. McCarthy also served as the Senior Business Development Manager for the Barbados Tourism Authority, at the Barbados Consulate General Office. He is also Chairman of the Advisory Counsel for the Caribbean Tourism Organization; Chairman of the Marne and Ecological Research Foundation; Director of Distinctive Luxury Vacations; Member of the Greater Los Angeles World Trade Center Association; and Member of the Los Angeles Diplomatic Corps. From 2006 to the present, Mr. McCarthy has served as chief executive office of Ramnat LLC, coordinating and identifying on/off-shore investment opportunities; wind and solar energy; residential and commercial real estate properties for potential investment. Mr. McCarthy earned Bachelor of Science and Masters of Business Administration degrees at Western States University, Fullerton, California.

Compliance with Section 16(a) of the Securities Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons holding 10% or more of the Company's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company's common stock with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during fiscal 2006, 2007 and 2008, and certain written representations from executive officers and directors, the Company is aware that the following required reports were not timely filed: (a) Form 4's to report a stock dividend received by Mr. Taylor in June 2007 and various issuances to, and acquisitions by, Mr. Taylor of common stock between December 2007 and October 2008 (some of which were purchases on the open market); (b) Form 4's to report various issuances of common stock to Mr. Brantley between May 2007 and May 2008; (c) Form 4 to report two issuances of common stock to Mr. McCarthy between November 2006 and June 2007; (d) a Form 3 to report the issuance of shares to Mr. Taylor (held in the name of Ephren Taylor Holdings LLC, which is controlled by Mr. Taylor) in August 2006; (e) a Form 3 to report the issuance of restricted shares of common stock to Lucian Development in October 2007; and (f) a Form 3 to report the issuance of a total of 600,000 restricted shares of common stock to WEB3Direct, Inc. in December 2008. The Form 3 of Mr. Taylor was filed in August 2006. A Form 4 to report all the transactions of Mr. Taylor (except for the stock dividend in June 2007) was filed on October 29, 2008 (which Form now needs to be amended). Form 5's to cover the non-reported Form 4 transactions of Mr. Taylor, Mr. Brantley and Mr. McCarthy are now being prepared for filing. A Form 3 to cover the issuances to WEB3Direct is now being prepared for filing. The Company previously informed Lucian Development of the need to file a Form 3 but it has not done so. The Company is unaware that any other required reports were not timely filed.

Corporate Governance.

(a)  Code of Ethics.

     The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

(b)  Audit Committee.

     The Company's Audit Committee consists of Mr. Taylor, who is not an independent director. The audit committee has not adopted a written charter. Mr. Taylor is considered to be a "financial expert," as that term is defined in Item 407(d)(5) of Regulation S-K.

     The primary responsibility of the Audit Committee is to oversee the financial reporting process on behalf of the Company's board of directors and report the result of their activities to the board.
Such responsibilities include, but are not limited to, the selection, and if necessary the replacement, of the Company's independent registered public accounting firm, review and discuss with such independent registered public accounting firm: (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and
(iii) the results of the annual audit, including the financial statements to be included in the annual report on Form 10-K.

     The Company's policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.

(c)  Other Committee of the Board of Directors.

     Other than the Audit Committee, the Company presently does not have a compensation committee, nominating committee, an executive committee of the board of directors, stock plan committee or any other committees.

(d)  Recommendation of Nominees.

     There have been no changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table.

     The following table presents compensation information for the year ended December 31, 2008 for the persons who served as principal executive officer and each of the two other most highly compensated executive officers whose aggregate salary and bonus was more than $100,000 in such year.



                                                                        Nonqualified
                                                          Non-Equity      Deferred
Name and                                Stock    Option  Incentive Plan Compensation    All Other
Principal             Salary   Bonus    Awards   Award(s) Compensation    Earnings    Compensation   Total
Position      Year      ($)     ($)       ($)      ($)        ($)           ($)           ($)         ($)
   (a)         (b)      (c)     (d)       (e)      (f)        (g)           (h)           (i)         (j)
Ephren         2008    $500,000 $ 37,000 $500,000    -         -             -             -     $1,037,000
Taylor         2007    $250,000    -         -       -         -             -             -     $  250,000
II, CEO        2006       -        -         -       -         -             -             -           -
Waldo          2008       -        -     $ 80,000    -         -             -             -     $   80,000
Emerson        2007       -        -     $213,000    -         -             -             -     $  213,000
Brantley
Gary
Borglund,      2007    $      0    -         -       -         -             -             -              0
former         2006    $ 80,000    -         -       -         -             -             -     $   80,000
CEO (3)


(1) Mr. Taylor was appointed chief executive officer and a director on May 5, 2006.

(2) Mr. Brantley was appointed executive vice president and a director on January 23, 2007.

(3)  Mr. Borglund resigned as president and a director on May 1, 2007.

Executive Officer Contracts.

Ephren Taylor.

     On January 1, 2008, the Company entered into a ten-year employment agreement with Mr. Taylor in his capacity as chief executive officer (see Exhibit 10.6). Under this agreement, Mr. Taylor agrees that he will devote his entire business time, attention, skill, and energy exclusively to the business of the Company, will use his best efforts to promote the success of the Company's business, and will cooperate fully in the advancement of the best interests of the Company. However, nothing in the Agreement will prevent Mr. Taylor from engaging in additional activities in connection with personal investments and community affairs that are not inconsistent with his duties under this Agreement.

     Mr. Taylor is to be paid an annual salary of $500,000, which will be payable in equal periodic installments according to the Employer's customary payroll practices, but no less frequently than monthly. Mr. Taylor will also be permitted to participate in such group pension, profit sharing, bonus, life insurance, hospitalization, major medical, and other group employee benefit plans that may be in effect from time to time.

     As additional compensation for the services to be rendered pursuant to this Agreement, Mr. Taylor will also be paid the following bonus compensation:

     (a) An amount equal to 1% of the net operating income received by the Company during each fiscal year of the employment period. This bonus payment it to be paid within thirty days of the completion of the independent certified public accountant's completion of the annual audit for the Company at the close of each fiscal year;

     (b) Issue the number of shares of the capital common stock of the Company with a fair market value of $500,000; and

     (c) An amount equal to 1% of any and all funds raised and received by the Company, solely based upon Mr. Taylor's fundraising and marketing efforts, whether such funds are paid to him in the form of debt or equity. This bonus payment is to be calculated monthly and paid in quarterly disbursements, with the first payment to be paid on April 1, 2007, and each additional payment made on the first day of each quarter thereafter throughout the employment period of this Agreement.

     Employer may terminate this Agreement with cause upon delivery of written notice to Mr. Taylor stating the cause of termination. For purposes of this Agreement, "cause" shall mean his criminal indictment for or confession, plea of nolo contendere, or conviction of a crime involving theft, fraud or embezzlement against him. Upon the Company's delivery of said notice, Mr. Taylor's employment period would automatically terminate.

     Upon the termination of the employment period, the bonus compensation, and any and all other rights under this Agreement or otherwise would also automatically terminate upon delivery of written notice of termination. Notwithstanding the above, within thirty days of the receipt of notice of termination for cause, the Company would pay to Mr. Taylor an aggregate amount equal to 50% of the unpaid salary he would have earned upon completion of the employment period. In the event Company terminates the employment period without cause, the Company would pay to Mr. Taylor an aggregate amount equal to 100% of the unpaid salary he would have earned upon completion of the employment period. Mr. Taylor has the right under this Agreement to terminate this Agreement at any time upon thirty days prior written notice to the Company.

Other Compensation.

     There are no other plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans. In addition, there are no other contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payment(s) to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the Company or a change in the named executive officer's responsibilities following a change in control, with respect to each named executive officer.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Table.

     The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of March 31, 2009 (78,330,044 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director and executive officer; and (iii) all officers and directors of the Company as a group. Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by him

Title of      Name and Address of              Amount and Nature    Percent of
    Class       Beneficial Owner                  of Beneficial       Class
                                                    Owner (1)

Common Stock    Ephren W. Taylor II                71,898,207 (2)       91.79%
                2000 Mallory Lane,
                Suite 130-301,
                Franklin, Tennessee 37067

Common Stock    Waldo Emerson Brantley III            157,333 (3)        0.20%
                2000 Mallory Lane,
                Suite 130-301,
                Franklin, Tennessee 37067

Common Stock    Don Ricardo McCarthy                    1,050          0.0001%
                2000 Mallory Lane,
                Suite 130-301,
                Franklin, Tennessee 37067

Common  Stock   Shares of all directors and        72,056,590           92.00%
                executive officers
                as a group (3 persons)

(1) None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations. Applicable percentage ownership of common stock is based on 78,330,044 shares issued and outstanding on March 31, 2009 divided into the total common stock for each beneficial owner (reflects the reverse split of the Company's common stock on December 12, 2007). Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or convertible or exchangeable into such shares of common stock held by that person that are currently exercisable, or exercisable within 60 days, are included.

(2)  Of the total amount, 71,430,873 is owned directly by Mr.
Taylor and 467,334 is owned by Ephren Taylor Holdings LLC, which is controlled by Mr. Taylor.

(3) Although Mr. Brantley is a principal of WEB3Direct, Inc., which owns, as of March 31, 2009, 900,000 restricted shares of Company common stock, he disclaims any beneficial ownership of these shares since he holds neither voting power, which the power to vote, or to direct the voting, over these shares, nor investment power, which includes the power to dispose, or to direct the disposition of, over these shares. Therefore, WEB3Direct, Inc.
is not considered to be a related party.

Securities Authorized for Issuance under Equity Compensation Plans.

     The Company has adopted two equity compensation plans and amended as one, neither of which has been approved by the Company's shareholders:

(a)  Employee Stock Incentive Plan.

     On March 5, 2002, the Company adopted an Employee Stock Incentive Plan (this plan was amended on November 20, 2002. This plan is intended to allow designated officers, employees, directors and outside consultants of the Company to certain options to purchase Company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees. All 20,000,000 shares of common stock authorized under this plan have been registered under a Form S-8's filed with the SEC. The options are exercisable at whatever price is established by the board of directors, in its sole discretion, on the date of the grant. No options have been granted under this plan. Contrary to a statement in last year's Form 10-KSB, these shares have not been deregistered with the SEC.

(b)  Non-Employee Directors and Consultants Retainer Stock Plan.

     On March 5, 2001, the Company adopted a Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 4 was adopted on March 29, 2007). The purposes of the plan are to enable the Company to promote the interests of the Company by attracting and retaining non-employee directors and consultants capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company's shareholders, by paying their retainer or fees in the form of shares of common stock. All 20,000,000 shares of common stock authorized under this plan have been registered under the last Form S-8 filed with the SEC. As of December 31, 2008, there were 727,021 (2,265,137 pre slit) shares issued and 17,734,863 shares remaining to be issued under the March 29, 2007 amended plan.


                  Equity Compensation Plan Information
                          December 31, 2008

                                                              Number of
                                                              Securities
                                                               Remaining
                     Number of                             available for future
                 securities to be                           issuance under
                    issued upon       Weighted-average          equity
                    exercise of       exercise price of      compensation
                    outstanding         outstanding         plans (excluding
                 options, warrants    options, warrants    securities reflected
                     and rights          and rights           in column (a))
Plan category           (a)                 (b)                     (c)
Equity                   0                   0                       0
compensation
plans
approved by
security holders

Equity                                                    Stock Incentive Plan:
compensation                                              20,000,000 shares;
plans not                                                 Director's and
approved by                                               Consultant's Plan:
security                                                  17,734,863 shares
holders                  0                   $0

Total                    0                   $0           Stock Incentive Plan:
                                                          20,000,000 shares;
                                                          Director's and
                                                          Consultant's Plan:
                                                          17,734,863 shares

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     Other than as set forth below, during the last two fiscal years there have not been any relationships, transactions, or proposed transactions to which the Company was or is to be a party, in which any of the directors, officers, or 5% or greater stockholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

     (a) On August 24, 2006 the Company entered into an agreement with Amorocorp, Inc. where by Amorocorp supplied management and financial services including accounting and legal services to the Company. Under the terms of the agreement the Company paid Amorocorp $100,000 per month for the services it rendered to the Company. The Chairman and CEO of the Company is also the President and a shareholder of Amorocorp. As of December 31, 2006 the Company had prepaid Amorocorp $138,363. This agreement was terminated on June 30, 2007.

     (b) On April 19, 2006 the Company entered into an agreement with Ephren Capital, Inc. to acquire 100% of ECC Vine Street Real Estate Acquisitions, LLC (ECC Vine) as an operating subsidiary. Under the terms of the agreement Ephren Capital, Inc exchanged all of their outstanding units for common shares of the Company. In addition, the Company will receive future considerations for the shares issued. On July 1, 2006 the Company's shareholders approved the merger agreement between the Company and ECC Vine. On July 31, 2006 the Company completed the acquisition of ECC Vine and issued 269,255 shares of the Company's stock to the unit holders of ECC Vine; 170,392 shares for the acquisition of the ECC Vine and 99,396 shares for a stock subscription receivable. The Company disposed of ECC Vine Street Acquisition, LLC on November 2007. The Company incurred a loss on discontinued operations of $1,792,302.

     (c) On November 30, 2006, Mr. McCarthy received 1,000 (25,000 pre split) restricted shares of common stock as payment for services rendered to the Company valued at $4,500 ($0.18 per share).

     (d) On May 3, 2007, Mr. Brantley received 13,333 (333,333 pre split) restricted shares of common stock as payment for services rendered to the Company valued at $33,333 ($1.00 per share).

     (e)  On June 7, 2007, Mr. Taylor received a total of 13,463
(336,568 pre split) restricted shares of common stock as part of the 5% stock dividend of the Company, effective on May 11, 2007.

     (f)  On June 7, 2007, Mr. Brantley received a total of 667
(16,666 pre split) restricted shares of common stock as part of the 5% stock dividend of the Company, effective on May 11, 2007.

     (g) On June 7, 2007, Mr. McCarthy received 50 (1,250 pre split) restricted shares of common stock as part of the 5% stock dividend of the Company, effective on May 11, 2007.

     (h) On July 31, 2007, Mr. Brantley received a total of 43,333 (1,083,333 pre split) restricted shares of common stock for services rendered to the Company valued at $180,000 ($0.17 per share).

     (i) On January 1, 2008, the Company entered into a ten-year employment agreement with Mr. Taylor in his capacity as chief executive officer (see Item 11 for a description of this agreement).

     (j) On May 5, 2008, Mr. Taylor received 2,500,000 restricted shares of common stock for services rendered to the Company valued at $500,000 ($0.20 per share) (contract value) in accordance with Mr. Taylor's employment agreement dated January 1, 2008. The stock value at January 3, 2008 was $1.30 per share and only 384,615 should have been issued in accordance with Section 3.2 of this employment agreement. 2,115,385 shares of that amount were cancelled on October 8, 2008.

     (k) On May 5, 2008, Mr. Brantley received 100,000 restricted shares of common stock for services rendered to the Company valued at $80,000 ($0.80 per share).

     (l) On December 8, 2008, the Company issued 500,000 shares of restricted common to Web3Direct, Inc. stock for services valued at $100,000 ($0.20 per share). On December 29, 2008, the Company issued 100,000 shares of restricted common stock to this company for services valued at $20,000 ($0.20 per share). On February 17, 2009, the Company issued 300,000 shares of restricted common stock to this company for services valued at $60,000 ($0.20 per share). Although Mr. Brantley disclaims any beneficial ownership of these shares under the SEC's beneficial ownership rules (see Item 10), he is an officer of Web3Direct, Inc. and therefore these are considered to be related party transactions.

     (m) On January 12, 2009, Mr. Taylor received 71,428,571 shares of restricted common stock for officer compensation valued at $500,000 (contract value) ($0.007 per share) in accordance with the Mr.
Taylor's employment agreement dated January 1, 2008.

     For each of the transactions noted above, the transaction was negotiated, on the part of the Company, on the basis of what is in the best interests of the Company and its stockholders. In addition, in each case the interested affiliate did vote in favor of the transaction; however, the full board of directors did make the determination that the terms in each case were as favorable as could have been obtained from non-affiliated parties.

     Certain of the officers and directors are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Company and such officers and directors. The Company will attempt to resolve such conflicts of interest in its favor.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

     The aggregate fees billed for professional services rendered the Company's principal accountants for the audit of the Company's financial statements, for the review of the financial statements included in its annual report on Form 10-K, and for other services normally provided in connection with statutory filings were $32,900 and $22,275 for the years ended December 31, 2008 and 2007, respectively.

Audit-Related Fees.

     The Company did not incur any audited related fees and services not included Audit Fees above for the years ended December 31, 2008 or 2007.

Tax Fees.

     The fee billed for professional services rendered by the Company's principal accountants for the preparation of its federal tax return was $5,165 and zero for the years ended December 31, 2008 and 2007, respectively.

All Other Fees.

     The Company did not incur any other fees and services not included above for the years ended December 31, 2008 or 2007.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

     The following documents are being filed as a part of this report on Form 10-K:

     (a) Audited financial statements as of and for the year ended December 31, 2008, and for the year ended December 31, 2007; and

     (b)  Those exhibits required by Item 601 of Regulation S-K
(included or incorporated by reference in this document are set forth in the Exhibit Index).

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       City Capital Corporation



Dated: May 14, 2009                    By: /s/  Ephren W. Taylor II
                                       Ephren W. Taylor II,
                                       Chief Executive Officer
                                       (principal financial and
                                       accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Signature                               Title                         Date

/s/ Ephren W. Taylor II         Chief Executive Officer           May 14, 2009
Ephren W. Taylor II             (principal financial and
                                accounting officer)/Director

/s/ Waldo Emerson Brantley III  President/Director                May 14, 2009
Waldo Emerson Brantley III

/s/ Don Ricardo McCarthy        Director
Don Ricardo McCarthy                                              May 14, 2009

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of City Capital Corporation

We have audited the accompanying consolidated balance sheets of City Capital Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of City Capital Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company's ability to continue in the normal course of business is dependent upon the success of future operations. The Company has recurring losses, substantial accumulated deficit and negative cash flows from operations. Management's plans regarding these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Spector, Wong & Davidian, LLP
Pasadena, California
March 27, 2009


                           CITY CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                           December 31,
                                                                      2008            2007
                                         ASSETS
Current Assets
  Cash                                                                $  213,988     $   45,499
  Restricted cash - security deposits                                         --         13,728
  Accounts receivable                                                         --          8,743
  Prepaids                                                                 3,462             --
  Note receivable                                                         18,000             --
  Note receivable- related party                                       1,924,731      2,131,780
  Other receivable                                                        40,000             --
  House inventory                                                        100,094             --
  Assets held for sale, net of liabilities of $373,838                    53,807             --
  Other assets                                                            15,862          3,719
Total Current Assets                                                   2,369,944      2,203,469

Investment in unconsolidated investee                                    106,817             --
Fixed asset, net of accumulated depreciation of
  $0 and $1,375, respectively                                              5,000        163,625
Intangible assets, net of accumulated amortization
  of $0 and $32,113, respectively                                             --         44,502
Goodwill                                                                      --        148,146
Domain names                                                              50,000             --
Total Assets                                                          $2,531,761     $2,559,742

                              LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued expenses                               $   83,148     $  311,371
  Security deposits                                                           --         10,695
  Accrued consulting-related party                                        95,694        195,694
  Unsecured liability                                                    616,249        604,582
  Notes payable including accrued interest
   of $139,085 and $590,374                                            3,757,556      1,980,008
  Convertible debentures including accrued interest of
   $56,835 and $5,700, respectively                                      161,835         35,700
  Debt derivative                                                        104,956        150,269
Total Current Liabilities                                              4,839,438      3,288,319

Long term notes payable                                                   20,000             --
Convertible debentures including accrued interest of
   $0 and $41,160, respectively                                               --        116,160
Total Liabilities                                                      4,839,438      3,404,479

Commitment and contingencies                                                  --             --
Minority interest                                                             --             --

Stockholders' Deficit
Common stock, $0.001 par value; authorized 235,000,000
   shares; issued and outstanding 4,597,473 and
   2,524,252 shares, respectively (1)                                      4,597          2,524
Additional paid-in capital                                             9,839,920      8,690,453
Accumulated deficit                                                  (12,152,194)    (9,549,737)
Stock subscription payable                                                    --         12,023
Total Stockholders' Deficit                                           (2,307,677)      (844,737)
Total Liabilities and Stockholders' Deficit                          $ 2,531,761     $2,559,742


(1) Adjusted for a 1 for 25 reverse split of the common stock effective on December 12, 2007.

See accompanying notes to these consolidated financial statements


                                       CITY CAPITAL CORPORATION
                                CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           December 31,
                                                                      2008            2007
Revenues:
Commission revenue                                                    $  121,737      $    7,705
Home sale revenue                                                         81,292              --
Other revenue                                                             29,974         120,083

                                                                         233,003         127,788
ost of revenues:
Cost of home sales                                                        72,264              --

Gross profit                                                             160,739         127,788

Operating, general and administrative expenses:
Compensation expense                                                   1,035,117         349,042
Consulting expense                                                       726,387       4,221,559
Other operating, general and administrative expenses                   1,293,571       1,471,911

                                                                       3,055,075       6,042,512

Operating loss                                                        (2,894,336)     (5,914,724)

Non-operating expense (income):
Interest expenses (net of interest income)                               487,337       1,017,813
Loss on investment in unconsolidated investee                             23,183         563,560
Loss on investment in subsidiary                                              --          64,170
Gain on debt extinguishments                                            (879,632)       (459,440)
Change in fair value of debt derivative                                  (45,313)          7,710
Other expense (income)                                                       175              --

                                                                        (414,250)      1,193,813

Net loss before income tax provision (benefit)                        (2,480,086)     (7,108,537)
Income tax provision (benefit)                                                --              --
Net loss after tax provision (benefit) and before
   discontinued operations                                            (2,480,086)     (7,108,537)

(Loss) gain from discontinued operations                                (122,371)         72,177

Net loss                                                             $(2,602,457)    $(7,036,360)

Basic and dilutive (loss) income per common share:
  Before discontinued operations                                     $     (0.59)    $     (5.63)
    Discontinued operations                                          $     (0.03)    $      0.06
    Net loss per share                                               $     (0.62)    $     (5.57)

Weighted average number of common shares (1)                           4,187,799       1,262,247


(1) Adjusted for a 1 for 25 reverse split of the common stock effective on December 12, 2007.

See accompanying notes to these consolidated financial statements


                                    CITY CAPITAL CORPORATION
                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT



                                                                                            Uncategorized
                                                  Additional      Stock                      Depreciation
                                 Common Stock      Paid-In     Subscribed     Accumulated    of Portfollo
                              Shares(1)   Amount    Capital       Net           Deficit        Company
                                                                                                              Total
Balance, December 31, 2006    701,818     $   702   $1,955,596    $  (619,889)  $(1,652,280)   $ (166,007)   $(481,878)

Stock issued for cash          39,250          39      127,161             --            --            --      127,200

Stock issued for services     905,182         905    3,238,613             --            --            --    3,239,518

Stock for debt and accrued
interest                       41,264          41      129,522             --            --            --      129,563

Stock dividend                 51,630          53      745,981             --      (746,034)           --           --

Consolidation of Previous
Investment  Company under BDC      --          --           --             --      (115,063)           --     (115,063)

Release of shares
  related to debt
  extinguishment              775,108         774    2,481,090        631,912            --            --    3,113,776

Stock donation                 10,000         10        12,490             --            --            --       12,500

Sale of portfolio company          --         --            --             --            --       166,007      166,007

Net Loss,
December 31, 2007                  --         --            --             --    (7,036,360)           --   (7,036,360)

Balance, December 31, 2007  2,524,252      2,524     8,690,453         12,023    (9,549,737)           --     (844,737)

Stock issued for services   1,634,599      1,634       587,883             --            --            --      589,517

Stock for debt and accrued
interest                       50,000         50        49,950             --            --            --       50,000

Stock issued for officer
compensation                  384,615        385       499,615             --            --            --      500,000

Release of subscribed
stock                           4,007          4        12,019        (12,023)           --            --           --

Net Loss,
December 31, 2008                  --         --            --             --    (2,602,457)           --  (2,602,457)

Balance,  December 31, 2008 4,597,473    $ 4,597    $9,839,920      $      --  $(12,152,194)     $     -- $(2,307,677)


(1) Adjusted for a 1 for 25 reverse split of the common stock effective on December 12, 2007.

See accompanying notes to these consolidated financial statements


                                   CITY CAPITAL CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  December 31,
                                                                             2008              2007
Cash from operating activities
Net loss                                                                     $ (2,602,457)    $(7,036,360)
Adjustments to reconcile net income (loss) to net cash used
by operating activities:
Depreciation and amortization expense                                              42,037          33,488
Stock issued for services                                                         589,517       3,239,518
Stock issued for debt and accrued interest                                         50,000              --
Stock issued for officer compensation                                             500,000              --
Gain on extinguishment of debt                                                   (879,632)       (483,933)
Gain on discontinued operations                                                        --         (92,054)
Loss on disposition of investment subsidiary                                           --          64,170
Donation of stock                                                                      --          12,500
Interest income                                                                        --          (1,700)
Fair value of derivatives                                                         (45,313)          7,710
Changes in operating assets and liabilities
Restricted cash - security deposits                                                 4,713         (13,728)
Accounts receivable                                                                 1,005          (3,695)
Notes receivables                                                                 (18,000)             --
Notes receivables - related party                                                 (37,317)     (1,035,598)
Prepaid                                                                            (3,932)             --
Inventory homes for sale                                                         (100,094)             --
Other asset                                                                       (12,142)           (271)
Accounts payable and accrued expenses                                             (27,359)         28,730
Security deposits                                                                  (2,391)         (2,120)
Consulting payable -related party                                                      --          54,806
Unsecured liability                                                                35,000         604,582
Accrued interest                                                                  144,379         640,238
Net cash used in operating activities                                          (2,361,986)     (3,983,717)

Cash from investing activities
Domain names                                                                      (50,000)             --
Purchase of equipment                                                              (5,000)             --
Cash in assets held for sale                                                       (2,252)             --
Investment in unconsolidated investee                                            (106,817)             --
Payment for the discontinued operations                                                --        (211,571)
Cash acquired in acquisition                                                           --          23,560
Net cash used in investing activities                                            (164,069)       (188,011)

Cash from financing activities
Proceeds from common stock for cash                                                    --         127,200
Proceeds from gain on extinguishments of debt                                          --         174,492

Proceeds-notes payable                                                         2,786,721        4,633,865
Payments-notes payable                                                           (92,177)        (730,356)
Net cash provided by financing activities                                      2,694,544        4,205,201

Increase in cash                                                                 168,489           33,473

Cash at beginning of period                                                       45,499           12,026

Cash at end of period                                                      $     213,988      $    45,499

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest                                                     $     217,209      $    30,353
Cash paid for income tax                                                   $          --      $        --
Supplemental Disclosure of Non-cash Investing and Financing Information:
Note receivable and interest income exchanged for accounts payable and
Debt                                                                       $    136,460       $    45,988
Note receivable in exchange for renovation expenses  for St. Clair
Superior Apartment, inc.                                                   $    107,906       $        --
Redevelopment houses acquired through
  note receivable - related party                                          $         --       $   214,663
Notes receivable - related party acquired through note payable             $         --       $ 1,123,414
Conversion of notes payable, debentures and accrued interest to
common stock                                                               $         --       $   129,563
Stock dividend                                                             $         --       $   746,035
Unsecured liability converted to notes payable                             $     40,000       $        --
Accrued consulting-related party converted to a note payable               $    100,000       $        --
Reclassification of investment portfolio companies and prepaid
expense to land and retained earnings                                      $         --       $ 1,089,803
Stock subscription payable                                                 $    (12,023)      $    12,023
Acquisition of St. Clair Superior Apartment, Inc.
 for assumption of debt                                                    $         --       $   420,818

Consolidation of previous investment company                               $         --       $   115,063
Reclassification of assets and liabilities of St. Clair
Superior Apartment, Inc. to assets held for sale, net                      $     53,807       $        --
Notes payable agreement effective December 2008, but
not paid till January 2009.                                                $     40,000       $        --


See accompanying notes to these consolidated financial statements


                                       CITY CAPITAL CORPORATION
                                     NOTES TO FINANCIAL STATEMENTS
                                      DECEMBER 31, 2008 AND 2007

NOTE 1:  HISTORY OF OPERATIONS

Basis of Presentation and Organization.

City Capital Corporation ("Company") was incorporated on July 24, 1984, in Nevada as Diversified Ventures, Ltd. From 1984 through November 3, 2003 the Company went through various name changes and business ventures. On November 3, 2003 the Company changed its name from Justwebit.com, Inc. to Synthetic Turf Corporation, to reflect the change in core business that was anticipated at the time. On December 4, 2006, the Company changed its name to City Capital Corporation. Effective January 3, 2007, the Company withdrew its status as a business development company with the Securities and Exchange Commission. Currently City Capital Corporation manages diverse assets and holdings including real estate developments, self-enrichment companies, and the buying, selling and drilling of oil and gas properties. As the Company is at the initial stages of many of its projects in the real estate, self-enrichment, and oil and gas industries, all segments of business are important in the overall make up of the Company. These financial statements have been presented in accordance with the rules governing a smaller reporting company for both the periods ended December 31, 2008 and December 31, 2007.

The Company's subsidiaries include Goshen Energy, Inc. ("Goshen"), a Nevada corporation organized on August 10, 2006, that engages in the buying, selling, and drilling of oil and gas; the St. Clair Superior Apartment, Inc. ("St. Clair Superior"), an Ohio corporation organized February 23, 2000, that is an operating apartment complex; a 33% interest and managing member in The Millionaire Lifestyle Group, LLC ("Millionaire"), a Missouri limited liability company, organized August 21, 2008, a web based initiative that provides self-help mentoring and training seminars; a 40% interest in The Male Room, LLC ("The Male Room"), a New York limited liability company, organized on March 9, 2005, that provides salon services to males, and a 100% interest in Nitty Gritty LLC ("Nitty Gritty"), a Missouri limited liability company organized on October 6, 2008, that provides a subscription based online forum, social network, and training network where members learn "All Things Internet Marketing" (during 2008, this subsidiary was dormant).

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

NOTE 2:  GOING CONCERN

The Company has not generated any significant revenue during the years ended December 31, 2008 and 2007 and has funded its operation primarily through the issuance of debt and equity. Accordingly, the Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing. During 2009, the Company will continue to aggressively market its credit investor program, and invest in profitable assets like those stated in Note 20. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3:  SIGNIFICANT ACCOUNTING POLICIES

Estimates.

The preparation of these financial statements in conformity with generally accepted accounting principals requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Equivalents.

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2008 and 2007.

Concentrations.

The Company maintains cash balances at highly rated financial institutions throughout the United States. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of December 31, 2008, the Company had one bank account in excess of $250,000. The Company has not experienced any losses in such account.

Accounts Receivable.

Accounts receivable relate to rental income of the Company's subsidiary, St. Clair Superior, and are evaluated each accounting period for collectability. Due to the commitment to sell a majority of the Company's ownership rights in St. Clair Superior, the Company has presented this asset in assets held for sale.

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

Property and Buildings.

Property and equipment is stated at cost and is depreciated over the estimated useful lives of the related assets using the straight-line method. Estimated service lives of property and a building is 27.5 years. Due to the commitment to sell a majority of the Company's ownership rights in St. Clair Superior, the Company has presented this asset in assets held for sale.

Goodwill and Intangibles.

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business acquisitions. The remaining useful life of the intangible asset is evaluated annually for impairment. In 2008, the Company's annual goodwill impairment test did not identify an impairment of goodwill.

Due to the commitment to sell a majority of the Company's ownership rights in St. Clair Superior, the Company has presented this asset in assets held for sale.

Impairment of Long-Lived Assets.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company records valuation adjustments on land inventory and related communities under development when events and circumstances indicate that they may be impaired and when the cash flows estimated to be generated by those assets are less than their carrying amounts. The Company did not record valuation adjustments on land inventory as of December 31, 2008 as no triggering event or impairment had occurred. In 2008, the Company's annual impairment test did not identify an impairment of long-lived assets. Due to the commitment to sell a majority of the Company's ownership rights in the subsidiary in which its major long-lived asset resides, the Company has presented this asset in assets held for sale.

Fair Value of Financial Instruments.

The carrying amounts for the Company's cash, accounts payable, accrued liabilities and notes payable approximate fair value due to the short-term maturity of these instruments.

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

If the embedded derivative instrument is determined not to be clearly and closely related to the host contract, is not currently measured at fair value with changes in fair value reported in earnings, and would qualifies as a derivative instrument, the embedded derivative instrument is recorded apart from the host contract and carried at fair value with changes recorded in current-period earnings. As of December 31, 2008 and 2007, the Company determined that the conversion feature of its convertible debentures qualified for this treatment. The change in the fair value of debt derivative as reported in the Company's Statements of Operations was $45,313 and $7,710 as of December 31, 2008 and 2007, respectively.

Debt Modification.

It at any time the Company is not able to pay back outstanding debt upon the maturity date, the Company actively works with the note holder to modify the terms of the agreement. All modifications to debt are evaluated for debt extinguishment in accordance with Financial Accounts Standards Board ("FASB") Emerging Issues Task Force ("EITF") No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instrument." During the year ended 2008, no modified debt instruments met the qualifications for recognition as an extraordinary gain or loss.

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

Revenue Recognition.

Revenue for the Company is generated primarily from the commissions earned through the credit-investor relations' program and rent revenue from the St. Clair Superior. The Company assists buyers in finding properties for purchase from partnering lenders. Revenue from commissions is recognized and earned upon the closing of escrow, at which time the Company receives a percentage of the proceeds.

Rental revenue from the St. Clair Superior is recognized and earned as it becomes receivable according to the provisions of the lease. Security deposits are taken into income in accordance with the lease contract in the event of default by the tenant. As of December 31, 2008, all rental revenues have been presented as part of discontinued operations due to the commitment to sell a majority of the Company's ownership rights in the subsidiary.

Home inventory revenue and related profit are recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer. Buyers are required to obtain independent financing for purchase of the Company's real estate properties.

All revenues that are not generated through real estate renovation and sales or rental revenue are classified as other revenue and recognized when the earning process is complete. The earning process is complete when there is existence of an arrangement, delivery has occurred or services rendered, the price is fixed or determinable and the collectability of the revenue is reasonable.

Income Taxes.

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109, "Accounting for Income Taxes," and clarified by FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Loss Per Share.

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options and stock issuable upon conversion of convertible debentures, and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss.

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

Investment in Unconsolidated Investee.

For fiscal years beginning after November 15, 2007, entities in which a reporting entity does not have a controlling financial interest (and therefore are not consolidated) but in which the reporting entity exerts significant influence (generally defined as owning a voting interest of 20% to 50%, or a partnership interest greater than 3%) may be accounted for either under Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" or SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which was issued by the FASB in February 2007. The Company has not elected to adopt SFAS No. 159. Instead, the Company continues to account for its investments in The Male Room under the equity method of accounting and records its share of income as a component in its consolidated statement of operations.

Reclassifications.

Revenue during the prior period has been reclassified on the Statements of Operations to conform to the current core line of business during 2008. Additionally, the Company reclassified revenues and cost of revenues to discontinued operations related to City
Capital Rehabilitation, discontinued in 2007, and St. Clair Superior, in connection with the Company's commitment to sell a majority of the Company's ownership rights of the subsidiary in the first quarter of 2009.

Recent Accounting Pronouncements.

In December 2007, the FASB issued SFAS No. 141 (R), "Business Combinations (revised 2007)". SFAS No. 141 (R) applies the acquisition method of accounting for business combinations established in SFAS No. 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS No. 141, SFAS No. 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with the main difference the application to all acquisitions where control is achieved. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009.

In December 2007, the FASB issued SFAS No. 160, "Non-Controlling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin ("ARB") No. 51." SFAS No. 160 requires companies with non-controlling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The non-controlling interest's portion of net income must also be clearly presented on the Income Statement. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of 2009. The Company does not expect that the adoption of SFAS 160 will have a material impact on its financial condition or results of operation.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities," an amendment of SFAS No. 133. SFAS No. 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133 and related hedged items accounted for under SFAS No. 133. SFAS No. 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS No. 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its financial condition or results of operation.

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

In June 2008, the FASB issued EITF No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, "Earnings per Share." EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is required to adopt EITF No. 03-6-1 in the first quarter of 2009 and is currently evaluating the impact that EITF No. 03-6-1 will have on its financial statements.

NOTE 4:  NOTES AND OTHER RECEIVABLE

As of December 31, 2008 the Company holds a note receivable from Amorocorp with an outstanding balance of $1,924,731. The President of the Company is also the President and a shareholder of the debtor. The Company's President has agreed to apply any accrued unpaid officer compensation received from City Capital Corporation to this receivable at each quarter period end.

This note receivable decreased in 2008 from 2007 by $207,049 due to the following components:

     Balance at December 31, 2007                          $ 2,131,780
     Single note payable paid on behalf of
        AmoroCorp by the Company                                55,065
     Reduction of note due to unpaid officer
        compensation                                          (136,460)
    Reduction of note due to renovation costs for St.
      Clair Superior paid by AmoroCorp                        (107,906)
    Reduction of note due to payments by AmoroCorp             (17,748)
    Balance at December 31, 2008                           $ 1,924,731

Additionally, the Company holds two notes receivables for two unrelated parties of $10,000 and $8,000.

                                                       December 31, 2008
Note receivable to a third party, principal
  and interest of 12% due in one lump sum
  in August 2009.                                         $     10,000
Note receivable to a third party, interest of
  10% payable semi annually, and principal
  due in one lump sum in October 2009.                           8,000
Balance at December 31, 2008                              $     18,000

On December 20, 2008, the Company entered into a new debt agreement for $40,000 with a third party. Due to the funds not being received until January 2009, the Company has presented this as an other receivable at December 31, 2008.

NOTE 5.  INVENTORY - HOMES FOR SALE

The Company purchased three redevelopment houses in the Kansas City, Missouri real estate market during the third quarter of 2008. In October 2008 one property was sold and recognized as home sales on the Company's consolidated statement of operations. The Company plans to sell the remaining properties during 2009.

NOTE 6.  SALE OF SUBSIDIARY

In January 2009 the Company entered into a stock purchase agreement to transfer 80% of its interest in its subsidiary, St. Clair Superior Apartment Inc. to a third party. Because of the Company's commitment to sell a majority of its interest in the subsidiary, assets and liabilities have been presented as assets held for sale. Subsequent to the sale, the Company will continue to hold a 20% non-controlling interest in the subsidiary and will record its investment under the equity method. Additionally, revenues and expenses have been presented as a loss on discontinued operations in the consolidated statements of operations of $122,371 and $19,877 as of December 31, 2008 and December 31, 2007. The sale of this subsidiary was finalized on January 30, 2009.

During the fourth quarter of 2008, a related party paid $107,906 in renovation costs to St. Clair Superior in exchange of a reduction of its existing note receivable-related party with the Company. The renovation costs were recorded as a decrease to notes receivable-related party as of December 31, 2008.

The following assets and liabilities have been present as assets held for sale, net as of December 31, 2008.

                                                  December 31, 2008
Cash                                                $    2,252
Restricted cash- security deposits                       9,015
Rental receivable                                        7,738
Prepaids                                                   471
Fixed asset, net                                       252,933
Intangible asset, net                                    7,090
Goodwill                                               148,146
Accounts payable and accrued expenses                  (50,433)
Security deposits                                       (8,304)
Notes payable                                         (315,101)

Balance at December 31, 2008                        $   53,807

NOTE 7:  FIXED ASSETS

On October 1, 2007, the Company was granted St. Clair Superior, an apartment building in Cleveland, Ohio, for no cash consideration as the seller was unable to fund the property. The property was recorded at its gross carrying value of $165,000 and is depreciated using the straight-line method over the useful life of 27.5 years. As of December 31, 2008 the building and associated accumulated depreciation has been presented as assets held for sale due to the commitment to sell the majority of the Company's ownership rights in the subsidiary.

Additionally, the Company purchased equipment worth $5,000 for its subsidiary company, Goshen. As of December 31, 2008 the equipment has not been put into production and no depreciation has been expensed.

Fixed assets and accumulated depreciation consists of the following:

                                                   Years Ended
                                    December 31, 2008        December 31, 2007
Equipment                              $   5,000                $       --
Building                                      --                   165,000

                                           5,000                   165,000
Accumulated depreciation                      --                    (1,375)
Net book value of fixed assets         $   5,000                $  163,625

NOTE 8:  GOODWILL AND INTANGIBLES

In 2007, goodwill and intangible assets were assumed with the acquisition of the St. Clair Superior. The purchase price allocation at fair market values included values assigned to intangible assets and a portion allocated to goodwill. The provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," require the completion of an annual impairment test with any impairment recognized in current earnings. No impairment was found as of December 31, 2008.

Included within the purchase of the St. Clair Superior were lease contracts with existing tenants. The Company has included the present value of lease contracts in its intangible assets and are amortizing them over the remaining life of the underlying lease.

At December 31, 2008, goodwill and intangible assets have been presented as assets held for sale due to the commitment to sell a majority of the ownership rights in the subsidiary.

The Company's intangible assets consisted of the following:

                                                   Years Ended
                                    December 31, 2008        December 31, 2007
Intangible assets,
  lease contracts                     $       --               $   76,615
Domain names                              50,000                       --

                                          50,000                   76,615
Accumulated depreciation                      --                  (32,113)
Net book value of intangible assets   $    50,000              $   44,502

On October 1, 2008, the Company purchased domain names from a third party for $50,000. The domain features an online subscription based forum, social network, and marketing training for members. As of December 31, 2008, the domain names had no impairment. The Company expects to generate revenues on the asset through its subsidiary, Nitty Gritty, starting in 2009.

NOTE 9:  INVESTMENT IN UNCONSOLIDATED INVESTEE

In October 2008, the Company purchased a 40% interest in The Male Room for $125,000. The Male Room is a New York based salon that specializes in male spa services. During the fourth quarter of 2008, The Male Room reported a loss of $57,959, of which the Company recorded $23,183 as a reduction of investment in unconsolidated investee at December 31, 2008.

                                                    December 31, 2008
     Purchase price for 40% ownership                   $   125,000
     Capital contributed                                      5,000
     40% net loss for the fourth
       quarter of 2008                                      (23,183)

     Investment in unconsolidated investee              $   106,817

NOTE 10:  UNSECURED LIABILITY

In April 2007, the Company entered into an agreement with an independent third party ("Client 1") to provide consulting services to invest funds of Client 1 in real estate related ventures. As compensation for this service the Company is paid 20% of the gross proceeds received each month by Client 1 as a result of service performed by the Company until the client received gross proceeds of $100,000. After the Client 1 has received gross proceeds of $100,000 the Company fee increases to 80% of the gross proceeds received each month by Client 1. As of December 31, 2008, the Company has received $500,000 from Client 1 and have accounted for this an unsecured liability. The Company has not yet invested those funds in real estate projects that have generated profit. In the first quarter of 2008, the Company and the client verbally agreed to a quarterly return on the investment of $25,000. As of December 31, 2008, interest of $75,000 has been returned to Client 1. The Company has accrued interest of $16,667 as of December 31, 2008.

In May 2007, the Company entered into an agreement with a different independent third party ("Client 2") to provide consulting services to invest funds of Client 2 in real estate related ventures. As compensation for this service, the Company is paid $5,000 per month over six years. As of December 31, 2007, the Company has received $49,582 from Client 2 for investment purposes and have accounted for this an unsecured liability. The Company has not yet invested those funds in real estate projects that have generated profit.

In addition, on January 1, 2008, $40,000 of the Company's unsecured liability was converted to notes payable with the execution of promissory notes. See Note 11.

NOTE 11:  NOTES PAYABLE

The Company's notes payable as of December 31, 2008 consist of the following:

                                        December 31,       December 31,
                                           2008               2007

24%  Note payable to Newport
     Financial, principal and
     interest due January 2, 2001.
     (1)  As of the time of this
     filing the debt has not been
     paid off.  Management is
     currently attempting to
     renegotiate this piece of
     debt.                              $        --        $    792,883

0%   Two notes payable, principal
     and interest due on demand.             57,242              57,242

12%  Note payable to an individual,
     principal and interest due on
     demand. (1)                                 --              89,949

28%  Note payable to Trust Me I,
     LLC, principal due the first
     quarter of 2009.  Interest
     payable semiannually.
     Maturity date was amended from
     the first quarter of 2008 to
     the first quarter of 2009.             543,783             532,133

12%  Note payable to an individual,
     principal due in one lump sum
     in the second quarter of 2009.
     Interest payable quarterly.            32,348               32,338

16%  Note payable to Lucian Group,
     principal due in the third
     quarter of 2009.  Interest
     payable quarterly.                     84,576               73,345

10%  Note payable acquired in the
     acquisition of St. Clair
     Superior Apartments, Inc. (2)              --              361,785

10%  Note payable to an individual,
     principal and interest due in
     one lump sum in the first
     quarter of 2009.  The maturity
     date was amended from the
     fourth quarter of 2008 to the
     fourth quarter of 2009.               40,333                40,333

30%  Note payable to an individual,
     principal and interest due in
     one lump sum in the second
     quarter of 2009.  The maturity
     date was amended from the
     fourth quarter of 2008 to the
     second quarter of 2009.               60,016                    --

10%  Three notes payable to
     individuals, principal and
     interest due in the second
     quarter of 2009.  The maturity
     date was amended in the second
     quarter of 2008 to the second
     quarter of 2009.                    179,709                     --

12%  Note payable to an individual,
     principal and interest due in
     one lump sum in the first
     quarter of 2009. As of the
     date of this filing the debt
     has not been paid off.
     Management is currently
     attempting to renegotiate this
     debt.                               93,600                      --

10%  Four notes payable to
     individuals, principal and
     interest due in one lump sum
     in the first quarter of 2009.
     Only one piece of debt of
     $18,301 principal and interest
     outstanding has been paid off
     as of the date of this filing.
     Management is currently
     attempting to renegotiate the
     other three pieces of debt.        205,359                      --

5%   Note payable to an individual,
     principal and interest due in
     one lump sum in the second
     quarter of 2009.                    20,723                      --

10%  Eleven notes payable to
     individuals, principal and
     interest due in one lump sum
     in the second quarter of 2009.    754,206                       --

20%  Note payable to an individual
     principal and interest due in
     one lump sum in the second
     quarter of 2009. (3)               40,000                         --

8%   Note payable to individuals,
     principal and interest paid
     monthly, due the second
     quarter of 2009.                  100,908                         --

10%  Note payable to individual,
     principal due in the second
     quarter of 2009 with interest
     payable semi-annually.            163,536                         --

10%  Three notes payable to
     individuals, principal due in
     the third quarter of 2009
     with interest payments monthly.   137,226                         --

10%  Eight notes payable to
     individuals, principal
     and interest due in one lump
     sum in the third
     quarter of 2009.                  378,600                         --

10%  Twenty-seven notes payable to
     individuals, principal and
     interest due in one lump sum
     in the fourth quarter of 2009.    865,391                         --

       Short term notes payable      3,757,556                  1,980,008

10%  Note payable to an individual,
     principal and interest due in
     one lump sum in the fourth
     quarter of 2009.  The maturity
     date was amended in the first
     quarter of 2009 to be due the
     first quarter of 2010.            20,000                          --

      Total notes payable$          3,777,556$                  1,980,008

(1)  See Note 12.

(2) Liabilities have been presented as assets held for sale, net due to the Company's commitment to sell a majority of the Company's ownership rights in the subsidiary. See Note 6.

(3)  See Note 4.

NOTE 12.  GAIN ON EXTINGUISHMENT OF DEBT AND DISCONTINUED OPERATIONS

Prior to operating as Jestwebit.com, the Company incurred expenses that remain unpaid. Under the Nevada Revised Statues 11.190, the Company must consider these expenses as written contracts for which it is liable for a period of six years from the last transaction. The last unpaid transaction was recognized prior to 2003. As of December 31, 2008, the Company's promise to pay was deemed expired by the statute of limitations and was written off. The expiration resulted in a decrease ($101,392) that consists primarily of marking expense ($17,000), telephone ($11,000), legal ($15,000), contract labor
($8,000), consulting ($25,000), and accounting ($16,000)

On December 10, 1999, the Company (then known as JustWebIt.com, Inc.) executed a promissory note in favor of Newport Federal Financial, a California corporation ("Newport"), in the original principal amount of $250,000. The note held a 12% annual interest rate with a maturity date of (a) January 3, 2001, or (b) the date when the Company "receives its next funding either from the proceeds of another loan or from the sale of the Company's capital stock." At January 3, 2001 the Company failed to make the payments in a timely fashion, and as a result, the default interest rate of 24% per annum went into effect. In accordance with the promissory note, all amendments must be in writing. The Company verbally agreed with Newport to amend the maturity date to July of 2001, however no such amendment was ever created. As of May 22, 2008, the note had principal and interest due of $809,684. In the second quarter of 2008, the Company made a good faith effort to contact Newport, to no avail. The California Secretary of State shows that the corporation is still active; however there is no indication that it is still actively in business.

In accordance with the California statute of limitations law, the Company's promise to pay has expired and was written off, resulting in an $809,684 gain on extinguishment of debt as of June 30, 2008.

On March 31, 2008, the Company successfully entered into a modified agreement with a debt holder as noted in Note. 11. Three promissory notes plus interest of $89,949 and consulting fees of $100,000 totaling $189,949 were extinguished and renegotiated to a new note of $120,000. The modification, effective April 10, 2008, carries terms of one year at 8% interest with an initial payment of $2,000 and thereafter monthly payments of $2,000 through November 2008. Payments of $10,000 will be made through March 2009, and a balloon payment in April 2009. The modification resulted in a gain on extinguishment of debt of $69,949. As of December 31, 2008 the Company has paid $26,000 and is current with all payments.

On August 13, 2007 the Company entered into a several agreements wherein it assigned its obligations under eighteen promissory notes to the Lucian Group, a New York corporation. The promissory notes had an aggregate principal amount of approximately $4,478,000 and assignment was consented to by all promissory note holders. Consenting promissory note holders were issued shares of common stock in the Company at the rate of one share for each dollar of principal assigned, a total of 4,477,891 shares pre-split (179,116 post split) of which 4,377,703 pre-split (175,108 post split) were issued in November 2007. In consideration of the assumption of the promissory note liabilities, the Company assigned and transferred to the Lucian Group, its 100% ownership interests in three limited liability companies. The limited liability companies are: ECC Vine Street Real Estate Acquisitions, LLC, a Missouri limited liability company; City Capital Rehabilitation, LLC, a Missouri limited liability company; and The Hough Initiative, LLC, an Ohio limited liability company. The Company issued 600,000 shares (post split) of its common stock to the Lucian Group upon closing of the agreements. The shares to the Lucian Group were issued in November 2007. The net assets of ECC Vineland and City Capital Rehab and all stock authorized for issuance less $150,000 in cash were applied to the extinguishment of debt resulting in a gain of $459,440 as of December 31, 2007.

St. Clair Superior incurred a gain on extinguishment of debt of $24,493 as of December 31, 2007. This has been re-classified to discontinued operations as a result of the Company's commitment to sell a majority of the Company's ownership rights in the subsidiary (see Note 6).

NOTE 13:  CONVERTIBLE NOTES

The Company has certain outstanding convertible notes bearing an annual interest rate of 9.5% and a maturity of three years. The notes contain a convertible feature allowing the holder to convert their debt and accrued interest at any time over the life of the instrument based on the thirty day average closing price prior to conversion.
Due to the moving conversion price of the Company's convertible debt, the Company has bifurcated the conversion feature from the host debt instrument in accordance with EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," accounted for these conversion features as derivative instruments, and valued these conversion features using the Black Scholes valuation model. Inputs to the Black Scholes model are included in the table below. The value of the derivative instruments are $104,956 and $150,269 as of December 31, 2008 and 2007, respectively.

                                                 2008              2007

Expected volatility                              661.15%            400.74%
Expected dividends                            $       --        $       --
Expected term (in years)                               1               3-5
Risk free rate                                        37%         3.07%-3.45%

As of December 31, 2007 the amount of the convertible notes outstanding totals $105,000 plus accrued interest of $56,835, all of which is short term.

NOTE 14:  INCOME TAXES

During the year ended December 31, 2007, the Company adopted FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes," which supplements SFAS No. 109, "Accounting for Income Taxes," by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits no benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN No. 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

The components of the Company's deferred tax asset as of December 31, 2008 and 2007 are as follows:

                                                2008          2007

Net operating loss carry forward             $7,747,000     $6,836,000
Valuation allowance                          (7,747,000)    (6,836,000)

Net deferred tax asset                       $       --     $       --

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                2008          2007
Tax at statutory rate (35%)                  $   911,000    $ 2,463,000
Increase in valuation allowance                 (911,000)    (2,463,000)

Net deferred tax asset                       $        --    $        --

Upon adoption of FIN No. 48, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At December 31, 2008, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. These amounts consider the guidance in FIN No. 48-1, "Definition of Settlement in FASB Interpretation No. 48." The Company has not accrued any additional interest or penalties as a result of the adoption of FIN No. 48.

No tax benefit has been reported in connection with the net operating loss carry forwards in the consolidated financial statements as the Company believes it is more likely than not that the net operating loss carry forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount. Net operating losses carry forwards start to expire in 2028.

The Company files income tax returns in the United States federal jurisdiction and certain states in the United States. With a few exceptions, the Company is no longer subject to U.S. federal or state income tax examination by tax authorities on tax returns filed before January 31, 2005. The Company is current with all filings and will file its U.S. federal return for the year ended December 31, 2008 upon the issuance of this filing. No tax returns are currently under examination by any tax authorities. The Company has not accrued any additional interest or penalties as a result of the adoption of FIN No. 48 or the delinquency of its outstanding tax returns as the Company has incurred net losses in those periods still outstanding.

NOTE 15:  RELATED PARTY TRANSACTIONS

As of December 31, 2008, the Company holds a note receivable from Amorocorp with an outstanding balance of $1,924,731. The President of the Company is also the President and a shareholder of the debtor. See Note 4.

In October 2004, the Company entered into an employment contract with Gary Borglund, former President and the CEO of the Company. Under the terms of the agreement Mr. Borglund was paid a base amount of $80,000 per annum plus certain incentives as approved by the Board of Directors of the Company. The Contract was terminate as of December 31, 2006. As of December 31, 2008 the Company had an outstanding balance due to Mr. Borglund of $95,694 that is included in accrued consulting.

On January 1, 2008, the President of the Company entered into an employment agreement with the Company. Under the terms of the agreement the President is to be paid a base amount of $500,000 per annum paid in monthly installments of $41,667. Additionally, an annual bonus of the Company's common stock of $500,000 valued on the effective renewal date of the agreement, one percent of any net operating income generated by the Company, and one percent of any funds raised and received by the Company based on the fundraising and marketing efforts of the President. During 2008, the President received $537,117 in bonuses.

The Company's President has agreed to apply any accrued unpaid officer compensation received from City Capital Corporation to the related party receivable stated in Note 4.

NOTE 16: STOCKHOLDER'S EQUITY

The authorized common stock of the Company consists of 235,000,000 shares of common stock with par value of $0.001. The authorized preferred stock of the Company consists of 15,000,000 shares of preferred stock, designated as Series A, with a par value of $0.001. As of December 31, 2008, the Company had no outstanding shares of preferred stock.

For the year ended December 31, 2008, the Company issued common stock as follows:

(a)  662,933 free trading shares for services valued at $125,418
($0.189 per share).

(b) 971,666 restricted shares for services valued at $464,099 ($0.478 per share).

(c) 50,000 restricted shares for interest expense valued at $50,000 ($1.00 per share).

(d) 384,615 restricted shares of executive compensation valued at $500,000 (contract value) in accordance with the President's employment agreement dated January 1, 2008.

(e) 4,007 restricted shares for stock payable of $12,023 ($3.00 per share).

Effective on December 12, 2007, the Company affected a 1 for 25 reverse stock split of its common stock. All prior period shares information has been restated for this event.

NOTE 17:  OTHER REVENUE

Other revenue consisted of the following as of December 31, 2008 and 2007.

                                                  2008           2007
Goshen royalties                                 $       --    $   37,704
Speaking engagements                                 27,374        55,379
Book sales                                            2,600            --
Revenues from investors                                  --        27,000
Total other revenue                              $   29,974    $  120,083

During 2007, the Company's subsidiary, Goshen Energy Inc., received a total of $37,704 in royalties from a gas line that was leased out to a third party. The contract with the third party was terminated in the third quarter of 2007. No additional revenue has been generated subsequent to September 30, 2007.

Throughout 2007 and 2008, the Company's President contracted with a third party to organize and hold speaking engagements to potential investors about the Company's credit investor program. The contract was terminated in the second quarter of 2008. As of December 31, 2007 and June 30, 2008 revenue of $27,374 and $55,379 has been earned and recorded as other revenue. Additionally, the Company had revenue of $2,600 in 2008 related to sales of a book written by its President.

In 2007, the Company's business consisted of receiving monies from investors and re-investing the money into real estate investments. Revenues of $27,000 were received in connection with the monies received for investments.

NOTE 18:  CONTINGENCIES AND LEGAL PROCEEDINGS

(a) In January 2004, the Company was advised that the parties with whom the Company negotiated a settlement and disposition of its former turf installation business are dissatisfied with the results of the settlement transaction and have not returned to the Company, for cancellation, the 4,000 restricted shares of the Company's common stock, adjusted for the stock split, as required by the settlement agreement, notwithstanding the performance by the Company of the obligations imposed on the Company by the settlement agreement. Accordingly, the Company does not believe, based on its assessment, that it is necessary to make any provisions in its financial statements for any possible adverse result. As of December 31, 2008 the shares have not been returned to the Company.

(b) On July 28, 2007, the Company was named as a defendant is a lawsuit filed in the United States District Court for the Eastern District of Pennsylvania, Philadelphia Division: The Granite Companies
v. City Capital Corporation. The Granite Companies and the Company entered into an agreement to purchase the membership interests of The Granite Companies and continue to operate the entity, together with an agreement to honor certain outstanding liabilities. After the agreement was signed, the Company commenced its due diligence and became aware that the statements and representations made by representatives of The Granite Companies were materially false. As a result, immediately thereafter, the Company, through counsel, sent a letter terminating the agreement and requesting the return of certain funds: The Company had previously provided The Granite Companies a $150,000.00 deposit and paid approximately $30,000.00 for the continued operations of The Granite Companies

The complaint alleges that the Company breached its contractual obligation and also should be found liable for fraud relating to the transaction. $1,238,719, together with punitive damages and any other relief deemed appropriate by the Court are being sought. The Company has filed a motion to dismiss the complaint and several other pre-discovery motions have been filed.

There was a mediation scheduled before a United States District Court Judge on March 19,2009. The case did not settle.

Management believes the Company has meritorious claims and defenses to the claims of The Granite Companies and ultimately will prevail on the merits. However, this matter remains in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Company's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

(c) On December 8, 2008, the Company was named in an action entitled Escalada v. City Capital Corporation, et. al., filed in the United States District Court for the District of Kansas. This action purports to be a case where the Company, among other defendants, is accused of violating the federal securities laws, together with the securities laws of the State of Kansas. These alleged violations occurred when Mr. Taylor was apparently as a representative of a company or companies other than the Company. The allegations indicate that Mr. Taylor induced the Escaladas to enter into a series of investment transactions, which resulted in some undefined loss. It is unclear as to the involvement, if any, of the Company. The Escaladas allege that their damage is approximately $150,000; it is unclear how that amount has been calculated.

On February 20,2009, all of the defendants, including the Company, filed a Motion for Change of Venue, to Dismiss, or in the Alternative, For a More Definite Statement. On March 15,2009, the
Escaladas filed their response to the Motion. The defendants, including the Company, have filed a reply. The Company was dismissed from this action on April 15, 2009.

NOTE 19: SEGMENT INFORMATION

The Company's operating segments are strategic business units that offer different products and services. Operating segments of the Company are real estate, self-enrichment, and oil and gas. The real estate segment consists of the Company's credit investor program, and renovated home inventory; self-enrichment consists of the subsidiaries Millionaire and Nitty Gritty; and the oil and gas segment consists of Goshen Energy Inc. In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," only the real estate and self-enrichment segments qualify as reportable segments and those subsidiaries that have been fully consolidated in the Company's financial statements. The oil and gas segment has been classified as "all other" in this footnote and all equity investments have been excluded. During 2007 the Company did not have multiple reportable segments.

Real Estate.

The Company began aggressively marketing its credit investment program in May 2008 with a long-term contract with satellite radio provider XM Radio. The program assists buyers in finding properties for purchase from partnering lenders. This is the first extended contract for promoting the program since May of 2007. These activities are expected to significantly increase the existing credit-investor client base, which directly affects the potential volume of properties the Company can develop. The Company has begun to purchase new real estate assets in the Kansas City real estate market in the third quarter of 2008. The credit-investor program is a key element in these community development strategies.

Self Enrichment.

On August 21, 2008, the Company organized Millionaire, a Missouri limited liability company that offers a web based initiative that provides self-help mentoring and training seminars. During 2008, the Company has actively marketed this subsidiary.

On October 6, 2008, the Company organized Nitty Gritty, a Missouri limited liability company that provides a subscription based online forum, social network, and training network where members learn "All Things Internet Marketing." During 2008, the subsidiary was dormant; however the website is scheduled to be re-launched in May 2009.

Other.

The Company's subsidiary, Goshen Energy Inc., does business in the oil and gas industry. Throughout 2008 Goshen had virtually no activity and did not meet the criteria for a reportable segment during 2008. When Goshen produces revenues and has increased activity, oil and gas will be a reportable segment for the Company. Activity for Goshen has been presented as "all other" in this footnote.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

Gross Profit.

Revenues for the real estate segment of the Company for the year ended December 31, 2008 were $203,029. Revenues consisted of the sale of one redevelopment home in the fourth quarter of 2008, and the sale of 16 properties through the credit investor program. Increased revenues from the credit investor program and sale of redevelopment homes will be contingent on the Company being able to find investors and buyers of real estate and purchasing properties at below market rate.
Accordingly, all customers are significant in the real estate segment. Sales were offset by cost of goods sold of $72,264 for the year ended 2008.

There were no revenues for the self-enrichment segment during 2008.

Operating, General, and Administrative Expenses.

For the year ended 2008 the real estate segment of the Company incurred an operating loss of $237,878. Operating expenses consisted of compensation expense ($103,512), consulting ($119,477), market and investor relations ($59,348), and general and administrative expense ($86,307).

During the year ended 2008, the self-enrichment segment incurred an operating loss of $113,182 due to compensation expense ($51,756), marketing and investor relations ($32,888), and other and general administrative expenses ($28,538).

Assets.

Total assets for the real estate segment was $100,094 for the year ended 2008. This consisted of $100,094 of home inventory that will be redeveloped and sold during 2009.

Total assets for the self-enrichment segment was $50,000 for the year ended 2008. This consists of domain names in association with Nitty Gritty that provides a subscription based online forum. There has been no impairment as of December 31, 2008.

Liabilities.

Total liabilities for the real estate segment for the year ended 2008 consisted of $9,522 of accounts payable.

Additionally, the Company's subsidiary Goshen held an unsecured liability plus accrued interest of $310,305.



                                                                     Self          All       Total
             December 31, 2008                     Real Estate     Enrichment     Other     Segments
Gross profit from external customers               $   130,765     $       --     $     --  $   130,765
Compensation expense                                  (103,512)       (51,756)      (10,351)   (165,619)
Consulting expense                                    (119,477)            --            --    (119,477)
Market and investor relation expense                   (59,348)       (32,888)       (4,758)    (96,993)
Selling, general, and administrative expenses          (86,307)       (28,538)       (5,850)   (120,694)
Non-operating expenses (income)                             --             --       (55,305)    (55,305)
Segment operating income (loss)
 before taxes and discontinued operations          $  (237,879)    $  (113,182)   $ (76,264) $ (427,325)

Reconciliation
Total gross profit for reportable segments         $   130,765
All other gross profit                                  29,974

Intersegment revenues                                       --
Total consolidated reportable segment
  gross profit                                     $   160,739

Profit or Loss
Total profit or loss from reportable segments      $  (351,061)

All other profit or loss                               (76,264)

Intersegment profits                                        --

Unallocated amounts:                                        --

Corporate expenses                                  (2,052,762)

Net income (loss) before taxes                     $(2,480,087)

Assets
Total assets for real estate segment               $   100,095

Total assets for self enrichment segment                50,000

Corporate assets                                     2,376,666

All other unallocated amounts                            5,000

Consolidated total                                 $ 2,531,761

Liabilities
Accounts payable real estate segment$                    9,524

Accounts payable self enrichment segment                    --

Notes payable & accrued interest
   real estate segment                                      --

Notes payable & accrued interest
 self enrichment segment
Unsecured liability and accrued interest
   of other unallocated amounts                        310,305

Notes payable & accrued interest of
   other unallocated amounts                             5,000

Corporate liabilities                                4,514,609

Consolidated total                                 $ 4,839,438


NOTE 20:  SUBSEQUENT EVENTS

Subsequent to December 31, 2008, the Company issued the following shares of common stock:

On January 12, 2009, the Company issued 71,428,571 restricted shares of common stock for officer compensation valued at $500,000 (contract value) at $0.007 per share in accordance with Mr. Taylor's employment agreement dated January 1, 2008.

On February 6, 2009, the Company issued 2,000,000 restricted shares of common stock for services valued at $20,000 ($0.01 per share).

On February 17, 2009, the Company issued 300,000 restricted shares of common stock for services valued at $60,000 ($0.20 per share).

On April 15, 2009, the Company issued 300,000 restricted shares of common stock for services valued at $15,000 ($0.05 per share).

Subsequent to December 31, 2008, the Company entered into a stock purchase agreement to sell 80% of it interest in it subsidiary, St. Clair Superior, to a third party for a value of $350,000. Per the agreement, the Company issued 400 of the 500 authorized common stock in the subsidiary to the third party. The Company will continue to hold a 20% non-controlling interest in the subsidiary and will record its investment in accordance with the equity method going forward. The sale was finalized on January 30, 2009.

During the first quarter of 2009 the Company has increased its leveraged investments and holdings by creating four limited liability companies; City Juice Systems KS, LLC ("City Juice"), a Kansas limited liability company that engages in purchasing companies in the food and beverage arena; City Capital Petroleum, LLC ("City Petroleum"), a New York limited liability company that engages in purchasing companies in the oil industry; City Laundry Services, LLC, a Missouri limited liability company that engages in purchasing companies in the laundry arena; and City Beauty Systems, LLC, a Missouri limited liability company that engages in the health and beauty arena. Each subsidiary is responsible for acquiring like companies with plans of operations that are similar to that of the acquiring subsidiary at a significant discount to market. It is the intention of the Company to have the subsidiaries assists their acquired companies in turning a profit. Subsequent to the turnaround, the Company will either sell or retain the acquisitions' for cash flow as it sees fit.

In February 2009, the Company purchased its first acquisition under City Juice, located in the Kansas City area. City Juice is currently in negotiations and serious discussions to acquire more companies in the food and beverage area in the Midwest.

The Company is the managing partner of City Laundry, which is intended to be jointly owned by several of the other partner entities. The Company's laundromats will operate under the name City Laundry, while the dry cleaners will operate as Express Cleaners. In February 2009 the Company completed the first acquisition for this commercial laundry subsidiary, the acquisition of a 2,000 sq. ft./30-machine laundromat with annual revenues of approximately $108,000. Additionally, the Company purchased their second commercial laundry subsidiary located in the Kansas City area in March 2009. City Laundry is currently in negotiations and serious discussions to acquire more Laundromats and dry cleaners in the Midwest.

In the first quarter of 2009, the Company acquired a 2.18% equity stake, and management role in NY Liquidation Group, LLC. This firm recently acquired a chain of eBay drop off retail stores in the New York City area. NY Liquidation had gross revenues in excess of $500,000 in 2008. City Capital will earn a management fee as part of the Company's professional management services.

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

10.8 Stock Purchase Agreement between the Company and a purchaser, dated January 30, 2009 (incorporated by reference to the Form 8-K filed on )

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