Form 10-K/A
period 2008-12-31
CITY CAPITAL CORP
filed 2009-09-08
CIK 793986

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 33-5902

CITY CAPITAL CORPORATION

(Name of small business issuer in its charter)

Nevada	33-5902	22-2774460
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

2000 Mallory Lane, Suite 130-301, Franklin, Tennessee	37067
(Address of Principal Executive Offices	(Zip Code)

Issuer's Telephone Number:(877) 367-1463

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State issuer's revenues for its most recent fiscal year: $233,003

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of March 31, 2009, the aggregate market value of shares held by non-affiliates (based on the close price on that date of $0.002) was approximately $121,467.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 78,330,044 shares of common stock as confirmed by the Company's transfer agent on March 31, 2009.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

EXPLANATORY NOTE

The purpose of this amendment to the Form 10-K for the year ending December 31, 2008 is to modify Note 15: Related Party Transactions in Item 8, Financial Statements and Supplementary Data.  The Company entered into consulting agreements with two marketing companies which are indirectly owned by the Company’s board of director, Waldo E. Brantley III.  As of December 31, 2008, the Company has paid approximately $178,600 to the two companies.  Note 15 has been amended to clarify the related party transaction.

PART IV

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

City Capital Corporation

Dated: September 3, 2009

By: / s/  Ephren W. Taylor II

Ephren W. Taylor II,

Chief Executive Officer

(Principal executive, financial and

accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons onbehalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ephren W. Taylor II	Chief Executive Officer/Director	September 3, 2009
Ephren W. Taylor II	(Principal executive, financial and accounting officer)

/s/ Waldo Emerson Brantley III	President/Director	September 3, 2009
Waldo Emerson Brantley III

/s/ Don Ricardo McCarthy	Director	September 3, 2009
Don Ricardo McCarthy

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

/s/ Spector, Wong & Davidian, LLP

Pasadena, California

March 27, 2009

CITY CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2008	2007
Current Assets
Cash	$213,988	$45,499
Restricted cash – security deposits	--	13,728
Accounts receivable	--	8,743
Prepaids	3,462	--
Note receivable	18,000	--
Note receivable- related party	1,924,731	2,131,780
Other receivable	40,000	--
House inventory	100,094	--
Assets held for sale, net of liabilities of $373,838	53,807	--
Other assets	15,862	3,719
Total Current Assets	2,369,944	2,203,469

Investment in unconsolidated investee	106,817	--
Fixed asset, net of accumulated depreciation of
$0 and $1,375, respectively	5,000	163,625
Intangible assets, net of accumulated amortization
of $0 and $32,113, respectively	--	44,502
Goodwill	--	148,146
Domain names	50,000	--
Total Assets	$2,531,761	$2,559,742

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$83,148	$311,371
Security deposits	--	10,695
Accrued consulting-related party	95,694	195,694
Unsecured liability	616,249	604,582
Notes payable including accrued interest
of $139,085 and $590,374	3,757,556	1,980,008
Convertible debentures including accrued
interest of $56,835 and $5,700, respectively	161,835	35,700
Debt derivative	104,956	150,269
Total Current Liabilities	4,839,438	3,288,319

Long term notes payable	20,000	--
Convertible debentures including accrued interest
of $0 and $41,160, respectively	--	116,160
Total Liabilities	4,839,438	3,404,479

Commitment and contingencies	--	--
Minority interest	--	--

CITY CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(continued)

	December 31,
	2008	2007
Stockholders’ Deficit
Common stock, $0.001 par value; authorized 235,000,000
shares; issued and outstanding 4,597,473 and
2,524,252 shares, respectively (1)	4,597	2,524
Additional paid-in capital	9,839,920	8,690,453
Accumulated deficit	(12,152,194)	(9,549,737)
Stock subscription payable	--	12,023
Total Stockholders’ Deficit	(2,307,677)	(844,737)
Total Liabilities and Stockholders’ Deficit	$2,531,761	$2,559,742

(1)  Adjusted for a 1 for 25 reverse split of the common stock effective on December 12, 2007.

See accompanying notes to these consolidated financial statements

CITY CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
Revenues:	2008	2007
Commission revenue	$121,737	$7,705
Home sale revenue	81,292	--
Other revenue	29,974	120,083
	233,003	127,788
Cost of revenues:
Cost of home sales	72,264	--

Gross profit	160,739	127,788

Operating, general and administrative expenses:
Compensation expense	1,035,117	349,042
Consulting expense	726,387	4,221,559
Other operating, general and administrative expenses	1,293,571	1,471,911
	3,055,075	6,042,512

Operating loss	(2,894,336)	(5,914,724)

Non-operating expense (income):
Interest expenses (net of interest income)	487,337	1,017,813
Loss on investment in unconsolidated investee	23,183	563,560
Loss on investment in subsidiary	-- -	64,170
Gain on debt extinguishment	(879,632)	(459,440)
Change in fair value of debt derivative	(45,313)	7,710
Other expense (income)	175	--
	(414,250)	1,193,813

Net loss before income tax provision (benefit)	(2,480,086)	(7,108,537)
Income tax provision (benefit)	--	-- -
Net loss after tax provision (benefit) and before
discontinued operations	(2,480,086)	(7,108,537)

(Loss) gain from discontinued operations	(122,371)	72,177

Net loss	$(2,602,457)	$(7,036,360)

Basic and dilutive (loss) income per common share:
Before discontinued operations	$(0.59)	$(5.63)
Discontinued operations	$(0.03)	$0.06
Net loss per share	$(0.62)	$(5.57)

Weighted average number of common shares (1)	4,187,799	1,262,247

(1)  Adjusted for a 1 for 25 reverse split of the common stock effective on December 12, 2007.

See accompanying notes to these consolidated financial statements

CITY CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

	Common Stock Shares (1) Amount		Additional Paid In Capital	Stock Subscribed (net)	Accumulated Deficit	Uncategorized Depreciation of Portfolio Company	Total
Balance, December 31, 2006	701,818	$ 702	$ 1,955,596	$ (619,889)	$ (1,652,280)	$ (166,007)	$ (481,878)

Stock issued for cash	39,250	39	127,161	--	--	--	127,200

Stock issued for services	905,182	905	3,238,613	--	--	--	3,239,518

Stock for debt and accrued interest	41,264	41	129,522	--	--	--	129,563

Stock dividend	51,630	53	745,981	--	(746,034)	--	--

Consolidation of Previous investment Company under BDC	--	--	--	--	(115,063)	--	(115,063)

Release of shares related to debt extinguishment	775,108	774	2,481,090	631,912	--	--	3,113,776

Stock donation	10,000	10	12,490	--	--	--	12,500

Sale of portfolio company	--	--	--	--	--	166,007	166,007

CITY CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(continued)

	Common Stock Shares (1) Amount		Additional Paid In Capital	Stock Subscribed (net)	Accumulated Deficit	Uncategorized Depreciation of Portfolio Company	Total
Net Loss, December 31, 2007	--	--	--	--	(7,036,360)	--	(7,036,360)

Balance, December 31, 2007	2,524,252	2,524	8,690,453	12,023	(9,549,737)	--	(844,737)

Stock issued for services	1,634,599	1,634	587,883	--	--	--	589,517

Stock for debt and accrued interest	50,000	50	49,950	--	--	--	50,000

Stock issued for officer compensation	384,615	385	499,615	--	--	--	500,000

Release of subscribed stock	4,007	4	12,019	(12,023)	--	--	--

Net Loss, December 31, 2008	--	--	--	--	(2,602,457)	--	(2,602,457)

Balance, December 31, 2008	4,597,473	$ 4,597	$9,839,920	$ --	$(12,152,194)	$ --	$(2,307,677)

(1)  Adjusted for a 1 for 25 reverse split of the common stock effective on December 12, 2007.

See accompanying notes to these consolidated financial statements

CITY CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2008	2007
Cash from operating activities
Net loss	$(2,602,457)	$(7,036,360)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization expense	42,037	33,488
Stock issued for services	589,517	3,239,518
Stock issued for debt and accrued interest	50,000	--
Stock issued for officer compensation	500,000	--
Gain on extinguishment of debt	(879,632)	(483,933)
Gain on discontinued operations	--	(92,054)
Loss on disposition of investment subsidiary	--	64,170
Donation of stock	--	12,500
Interest income	--	(1,700)
Fair value of derivatives	(45,313)	7,710
Changes in operating assets and liabilities
Restricted cash – security deposits	4,713	(13,728)
Accounts receivable	1,005	(3,695)
Notes receivables	(18,000)	--
Notes receivables – related party	(37,317)	(1,035,598)
Prepaid	(3,932)	--
Inventory homes for sale	(100,094)	--
Other asset	(12,142)	(271)
Accounts payable and accrued expenses	(27,359)	28,730
Security deposits	(2,391)	(2,120)
Consulting payable –related party	--	54,806
Unsecured liability	35,000	604,582
Accrued interest	144,379	640,238
Net cash used in operating activities	(2,361,986)	(3,983,717)

Cash from investing activities
Domain names	(50,000)	--
Purchase of equipment	(5,000)	--
Cash in assets held for sale	(2,252)	--
Investment in unconsolidated investee	(106,817)	--
Payment for the discontinued operations	--	(211,571)
Cash acquired in acquisition	--	23,560
Net cash used in investing activities	(164,069)	(188,011)

CITY CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	December 31,
	2008	2007
Cash from financing activities
Proceeds from common stock for cash	--	127,200
Proceeds from gain on extinguishments of debt	--	174,492
Proceeds-notes payable	2,786,721	4,633,865
Payments-notes payable	(92,177)	(730,356)
Net cash provided by financing activities	2,694,544	4,205,201

Increase in cash	168,489	33,473
Cash at beginning of period	45,499	12,026

Cash at end of period	$213,988	$45,499

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest		$217,209	$30,353
Cash paid for income tax		$--	$--

Supplemental Disclosure of Non-cash Investing and
Financing Information

Note receivable and interest income exchanged for accounts payable and debt		$136,460	$45,988
Note receivable in exchange for renovation expenses for St. Clair Superior Apartment, inc.		$107,906	$--
Redevelopment houses acquired through note receivable – related party		$--	$214,663
Notes receivable - related party acquired through note payable		$--	$1,123,414
Conversion of notes payable, debentures and accrued interest to common stock		$--	$129,563
Stock dividend		$--	$746,035
Unsecured liability converted to notes payable		$40,000	$--
Accrued consulting-related party converted to a note payable		$100,000	$--
Reclassification of investment portfolio companies and prepaid expense to land and retained earnings		$--	$1,089,803
Stock subscription payable		$(12,023)	12,023
Acquisition of St. Clair Superior Apartment, Inc. for assumption of debt		$--	$420,818
Consolidation of previous investment company	$		$115,063
Reclassification of assets and liabilities of St Clair Superior
Apartment, Inc. to assets held for sale, net		$53,807	$-
Notes payable agreement effective December
2008, but not paid till January 2009		$40,000	$-

See accompanying notes to these consolidated financial statements

CITY CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE 1:  HISTORY OF OPERATIONS

Basis of Presentation and Organization.

City Capital Corporation (“Company”) was incorporated on July 24, 1984, in Nevada as Diversified Ventures, Ltd.  From 1984 through November 3, 2003 the Company went through various name changes and business ventures.  On November 3, 2003 the Company changed its name from Justwebit.com, Inc. to Synthetic Turf Corporation, to reflect the change in core business that was anticipated at the time.  On December 4, 2006, the Company changed its name to City Capital Corporation.  Effective January 3, 2007, the Company withdrew its status as a business development company with the Securities and Exchange Commission.  Currently City Capital Corporation manages diverse assets and holdings including real estate developments, self-enrichment companies, and the buying, selling and drilling of oil and gas properties. As the Company is at the initial stages of many of its projects in the real estate, self-enrichment, and oil and gas industries, all segments of business are important in the overall make up of the Company. These financial statements have been presented in accordance with the rules governing a smaller reporting company for both the periods ended December 31, 2008 and December 31, 2007.

The Company’s subsidiaries include Goshen Energy, Inc. (“Goshen”), a Nevada corporation organized on August 10, 2006, that engages in the buying, selling, and drilling of oil and gas; the St. Clair Superior Apartment, Inc. (“St. Clair Superior”), an Ohio corporation organized February 23, 2000, that is an operating apartment complex; a 33% interest and managing member in The Millionaire Lifestyle Group, LLC (“Millionaire”), a Missouri limited liability company, organized August 21, 2008, a web based initiative that provides self-help mentoring and training seminars; a 40% interest in The Male Room, LLC (“The Male Room”), a New York limited liability company, organized on March 9, 2005, that provides salon services to males, and a 100% interest in Nitty Gritty LLC (“Nitty Gritty”), a Missouri limited liability company organized on October 6, 2008, that provides a subscription based online forum, social network, and training network where members learn “All Things Internet Marketing” (during 2008, this subsidiary was dormant).

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

Concentrations.

The Company maintains cash balances at highly rated financial institutions throughout the United States. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2008, the Company had one bank account in excess of $250,000.  The Company has not experienced any losses in such account.

Accounts Receivable.

Accounts receivable relate to rental income of the Company’s subsidiary, St. Clair Superior, and are evaluated each accounting period for collectability. Due to the commitment to sell a majority of the Company’s ownership rights in St. Clair Superior, the Company has presented this asset in assets held for sale.

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

Property and Buildings.

Property and equipment is stated at cost and is depreciated over the estimated useful lives of the related assets using the straight-line method. Estimated service lives of property and a building is 27.5 years. Due to the commitment to sell a majority of the Company’s ownership rights in St. Clair Superior, the Company has presented this asset in assets held for sale.

Goodwill and Intangibles.

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business acquisitions. The remaining useful life of the intangible asset is evaluated annually for impairment.  In 2008, the Company’s annual goodwill impairment test did not identify an impairment of goodwill.

Due to the commitment to sell a majority of the Company’s ownership rights in St. Clair Superior, the Company has presented this asset in assets held for sale.

Impairment of Long-Lived Assets.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company records valuation adjustments on land inventory and related communities under development when events and circumstances indicate that they may be impaired and when the cash flows estimated to be generated by those assets are less than their carrying amounts.  The Company did not record valuation adjustments on land inventory as of December 31, 2008 as no triggering event or impairment had occurred.  In 2008, the Company’s annual impairment test did not identify an impairment of long-lived assets. Due to the commitment to sell a majority of the Company’s ownership rights in the subsidiary in which its major long-lived asset resides, the Company has presented this asset in assets held for sale.

Fair Value of Financial Instruments.

The carrying amounts for the Company’s cash, accounts payable, accrued liabilities and notes payable approximate fair value due to the short-term maturity of these instruments.

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

If the embedded derivative instrument is determined not to be clearly and closely related to the host contract, is not currently measured at fair value with changes in fair value reported in earnings, and would qualifies as a derivative instrument, the embedded derivative instrument is recorded apart from the host contract and carried at fair value with changes recorded in current-period earnings.  As of December 31, 2008 and 2007, the Company determined that the conversion feature of its convertible debentures qualified for this treatment.  The change in the fair value of debt derivative as reported in the Company’s Statements of Operations was $45,313 and $7,710 as of December 31, 2008 and 2007, respectively.

Debt Modification.

It at any time the Company is not able to pay back outstanding debt upon the maturity date, the Company actively works with the note holder to modify the terms of the agreement.  All modifications to debt are evaluated for debt extinguishment in accordance with Financial Accounts Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instrument.”  During the year ended 2008, no modified debt instruments met the qualifications for recognition as an extraordinary gain or loss.

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

Revenue Recognition.

Revenue for the Company is generated primarily from the commissions earned through the credit-investor relations’ program and rent revenue from the St. Clair Superior.  The Company assists buyers in finding properties for purchase from partnering lenders. Revenue from commissions is recognized and earned upon the closing of escrow, at which time the Company receives a percentage of the proceeds.

Rental revenue from the St. Clair Superior is recognized and earned as it becomes receivable according to the provisions of the lease. Security deposits are taken into income in accordance with the lease contract in the event of default by the tenant. As of December 31, 2008, all rental revenues have been presented as part of discontinued operations due to the commitment to sell a majority of the Company’s ownership rights in the subsidiary.

Home inventory revenue and related profit are recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer.  Buyers are required to obtain independent financing for purchase of the Company’s real estate properties.

All revenues that are not generated through real estate renovation and sales or rental revenue are classified as other revenue and recognized when the earning process is complete.  The earning process is complete when there is existence of an arrangement, delivery has occurred or services rendered, the price is fixed or determinable and the collectability of the revenue is reasonable.

Income Taxes.

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109, “Accounting for Income Taxes,” and clarified by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Loss Per Share.

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options and stock issuable upon conversion of convertible debentures, and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss.

Fair Value Accounting.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of SFAS No. 157 were adopted January 1, 2008.  In February 2008, the FASB staff issued Staff Position (“SP”) No. 157-2, “Effective Date of FASB Statement No. 157.”  SP No. 157-2 delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The provisions of SP No. 157-2 are effective for the Company’s fiscal year beginning January 1, 2009.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 were adopted January 1, 2008. The Company did not elect the Fair Value Option for any of its financial assets or liabilities, and therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Investment in Unconsolidated Investee.

For fiscal years beginning after November 15, 2007, entities in which a reporting entity does not have a controlling financial interest (and therefore are not consolidated) but in which the reporting entity exerts significant influence (generally defined as owning a voting interest of 20% to 50%, or a partnership interest greater than 3%) may be accounted for either under Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” or SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which was issued by the FASB in February 2007. The Company has not elected to adopt SFAS No. 159.  Instead, the Company continues to account for its investments in The Male Room under the equity method of accounting and records its share of income as a component in its consolidated statement of operations.

Reclassifications.

Revenue during the prior period has been reclassified on the Statements of Operations to conform to the current core line of business during 2008. Additionally, the Company reclassified revenues and cost of revenues to discontinued operations related to City Capital Rehabilitation, discontinued in 2007, and St. Clair Superior, in connection with the Company’s commitment to sell a majority of the Company’s ownership rights of the subsidiary in the first quarter of 2009.

Recent Accounting Pronouncements.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations (revised 2007)”.  SFAS No. 141 (R) applies the acquisition method of accounting for business combinations established in SFAS No. 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged.  Consistent with SFAS No. 141, SFAS No. 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with the main difference the application to all acquisitions where control is achieved.  SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin (“ARB”) No. 51.”  SFAS No. 160 requires companies with non-controlling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity.  The non-controlling interest's portion of net income must also be clearly presented on the Income Statement.  SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of 2009.  The Company does not expect that the adoption of SFAS 160 will have a material impact on its financial condition or results of operation.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS No. 133.  SFAS No. 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133 and related hedged items accounted for under SFAS No. 133.  SFAS No. 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  SFAS No. 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its financial condition or results of operation.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  SFAS No. 162 will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411.  The Company does not anticipate the adoption of SFAS No. 162 will have an impact on its financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.”  SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS No. 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS No. 163 will have a material impact on its financial condition or results of operation.

In June 2008, the FASB issued EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.”  EITF No. 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited.  The Company is required to adopt EITF No. 03-6-1 in the first quarter of 2009 and is currently evaluating the impact that EITF No. 03-6-1 will have on its financial statements.

NOTE 4:  NOTES AND OTHER RECEIVABLE

As of December 31, 2008 the Company holds a note receivable from Amorocorp with an outstanding balance of $1,924,731. The President of the Company is also the President and a shareholder of the debtor. The Company’s President has agreed to apply any accrued unpaid officer compensation received from City Capital Corporation to this receivable at each quarter period end.

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

NOTE 5.  INVENTORY - HOMES FOR SALE

The Company purchased three redevelopment houses in the Kansas City, Missouri real estate market during the third quarter of 2008.  In October 2008 one property was sold and recognized as home sales on the Company’s consolidated statement of operations.  The Company plans to sell the remaining properties during 2009.

NOTE 6.  SALE OF SUBSIDIARY

In January 2009 the Company entered into a stock purchase agreement to transfer 80% of its interest in its subsidiary, St. Clair Superior Apartment Inc. to a third party.  Because of the Company’s commitment to sell a majority of its interest in the subsidiary, assets and liabilities have been presented as assets held for sale.  Subsequent to the sale, the Company will continue to hold a 20% non-controlling interest in the subsidiary and will record its investment under the equity method. Additionally, revenues and expenses have been presented as a loss on discontinued operations in the consolidated statements of operations of $122,371 and $19,877 as of December 31, 2008 and December 31, 2007.  The sale of this subsidiary was finalized on January 30, 2009.

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

NOTE 7:  FIXED ASSETS

On October 1, 2007, the Company was granted St. Clair Superior, an apartment building in Cleveland, Ohio, for no cash consideration as the seller was unable to fund the property.  The property was recorded at its gross carrying value of $165,000 and is depreciated using the straight-line method over the useful life of 27.5 years. As of December 31, 2008 the building and associated accumulated depreciation has been presented as assets held for sale due to the commitment to sell the majority of the Company’s ownership rights in the subsidiary.

Additionally, the Company purchased equipment worth $5,000 for its subsidiary company, Goshen.  As of December 31, 2008 the equipment has not been put into production and no depreciation has been expensed.

Fixed assets and accumulated depreciation consists of the following:

	Years Ended December 31,
	2008	2007
Equipment	$ 5,000	$ --
Building	--	165,000
	5,000	165,000
Accumulated depreciation	--	(1,375)
Net book value of fixed assets	$ 5,000	$ 163,625

NOTE 8:  GOODWILL AND INTANGIBLES

In 2007, goodwill and intangible assets were assumed with the acquisition of the St. Clair Superior. The purchase price allocation at fair market values included values assigned to intangible assets and a portion allocated to goodwill. The provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” require the completion of an annual impairment test with any impairment recognized in current earnings.  No impairment was found as of December 31, 2008.

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

The Company’s intangible assets consisted of the following:

	Years Ended December 31,
	2008	, 2007
Intangible assets, lease contracts	$ --	$ 76,615
Domain names	50,000	--
	50,000	76,615
Accumulated depreciation	--	(32,113)
Net book value of intangible assets	$ 50,000	$ 44,502

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

NOTE 10:  UNSECURED LIABILITY

In April 2007, the Company entered into an agreement with an independent third party (“Client 1”) to provide consulting services to invest funds of Client 1 in real estate related ventures.  As compensation for this service the Company is paid 20% of the gross proceeds received each month by Client 1 as a result of service performed by the Company until the client received gross proceeds of $100,000.  After the Client 1 has received gross proceeds of $100,000 the Company fee increases to 80% of the gross proceeds received each month by Client 1.  As of December 31, 2008, the Company has received $500,000 from Client 1 and have accounted for this an unsecured liability.  The Company has not yet invested those funds in real estate projects that have generated profit.  In the first quarter of 2008, the Company and the client verbally agreed to a quarterly return on the investment of $25,000.  As of December 31, 2008, interest of $75,000 has been returned to Client 1.  The Company has accrued interest of $16,667 as of December 31, 2008.

In May 2007, the Company entered into an agreement with a different independent third party (“Client 2”) to provide consulting services to invest funds of Client 2 in real estate related ventures.  As compensation for this service, the Company is paid $5,000 per month over six years. As of December 31, 2007, the Company has received $49,582 from Client 2 for investment purposes and have accounted for this an unsecured liability.  The Company has not yet invested those funds in real estate projects that have generated profit.

In addition, on January 1, 2008, $40,000 of the Company's unsecured liability was converted to notes payable with the execution of promissory notes.  See Note 11.

NOTE 11:  NOTES PAYABLE

The Company’s notes payable as of December 31, 2008 consist of the following:

		December 31, 2008	December 31, 2007
24%	Note payable to Newport Financial, principal and interest due January 2, 2001. (1) As of the time of this filing the debt has not been paid off. Management is currently attempting to renegotiate this piece of debt.	$ --	$ 792,883

0%	Two notes payable, principal and interest due on demand.	57,242	57,242

12%	Note payable to an individual, principal and interest due on demand. (1)	--	89,949

28%	Note payable to Trust Me I, LLC, principal due the first quarter of 2009. Interest payable semiannually. Maturity date was amended from the first quarter of 2008 to the first quarter of 2009.	543,783	532,133

12%	Note payable to an individual, principal due in one lump sum in the second quarter of 2009. Interest payable quarterly.	32,348	32,338

16%	Note payable to Lucian Group, principal due in the third quarter of 2009. Interest payable quarterly.	84,576	73,345

10%	Note payable acquired in the acquisition of St. Clair Superior Apartments, Inc. (2)	--	361,785

10%	Note payable to an individual, principal and interest due in one lump sum in the first quarter of 2009. The maturity date was amended from the fourth quarter of 2008 to the fourth quarter of 2009.	40,333	40,333

30%	Note payable to an individual, principal and interest due in one lump sum in the second quarter of 2009. The maturity date was amended from the fourth quarter of 2008 to the second quarter of 2009.	60,016	--

10%	Three notes payable to individuals, principal and interest due in the second quarter of 2009. The maturity date was amended in the second quarter of 2008 to the second quarter of 2009.	179,709	--

12%	Note payable to an individual, principal and interest due in one lump sum in the first quarter of 2009. As of the date of this filing the debt has not been paid off. Management is currently attempting to renegotiate this debt.	93,600	--

10%	Four notes payable to individuals, principal and interest due in one lump sum in the first quarter of 2009. Only one piece of debt of $18,301 principal and interest outstanding has been paid off as of the date of this filing. Management is currently attempting to renegotiate the other three pieces of debt.	205,359	--

5%	Note payable to an individual, principal and interest due in one lump sum in the second quarter of 2009.	20,723	--

10%	Eleven notes payable to individuals, principal and interest due in one lump sum in the second quarter of 2009.	754,206	--

20%	Note payable to an individual principal and interest due in one lump sum in the second quarter of 2009. (3)	40,000	--

8%	Note payable to individuals, principal and interest paid monthly, due the second quarter of 2009.	100,908	--

10%	Note payable to individual, principal due in the second quarter of 2009 with interest payable semi-annually.	163,536	--

10%	Three notes payable to individuals, principal due in the third quarter of 2009 with interest payments monthly.	137,226	--

10%	Eight notes payable to individuals, principal and interest due in one lump sum in the third quarter of 2009.	387,600

10%	Twenty-seven notes payable to individuals, principal and interest due in one lump sum in the fourth quarter of 2009.	865,391	--
	Short term notes payable	3,757,556	1,980,008

10%	Note payable to an individual, principal and interest due in one lump sum in the fourth quarter of 2009. The maturity date was amended in the first quarter of 2009 to be due the first quarter of 2010.	20,000	--

	Total notes payable	$ 3,777,556	$ 1,980,008

(1)  See Note 12.

(2)  Liabilities have been presented as assets held for sale, net due to the Company’s commitment to sell a majority of the Company’s ownership rights in the subsidiary. See Note 6.

(3)  See Note 4.

NOTE 12.  GAIN ON EXTINGUISHMENT OF DEBT AND DISCONTINUED OPERATIONS

Prior to operating as Jestwebit.com, the Company incurred expenses that remain unpaid.  Under the Nevada Revised Statues 11.190, the Company must consider these expenses as written contracts for which it is liable for a period of six years from the last transaction.  The last unpaid transaction was recognized prior to 2003.  As of December 31, 2008, the Company’s promise to pay was deemed expired by the statute of limitations and was written off.  The expiration resulted in a decrease ($101,392) that consists primarily of marking expense ($17,000), telephone ($11,000), legal ($15,000), contract labor ($8,000), consulting ($25,000), and accounting ($16,000)

On December 10, 1999, the Company (then known as JustWebIt.com, Inc.) executed a promissory note in favor of Newport Federal Financial, a California corporation (“Newport”), in the original principal amount of $250,000.  The note held a 12% annual interest rate with a maturity date of (a) January 3, 2001, or (b) the date when the Company “receives its next funding either from the proceeds of another loan or from the sale of the Company's capital stock.”  At January 3, 2001 the Company failed to make the payments in a timely fashion, and as a result, the default interest rate of 24% per annum went into effect.  In accordance with the promissory note, all amendments must be in writing.  The Company verbally agreed with Newport to amend the maturity date to July of 2001, however no such amendment was ever created.  As of May 22, 2008, the note had principal and interest due of $809,684.  In the second quarter of 2008, the Company made a good faith effort to contact Newport, to no avail. The California Secretary of State shows that the corporation is still active; however there is no indication that it is still actively in business.

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

St. Clair Superior incurred a gain on extinguishment of debt of $24,493 as of December 31, 2007.  This has been re-classified to discontinued operations as a result of the Company’s commitment to sell a majority of the Company’s ownership rights in the subsidiary (see Note 6).

NOTE 13:  CONVERTIBLE NOTES

The Company has certain outstanding convertible notes bearing an annual interest rate of 9.5% and a maturity of three years.  The notes contain a convertible feature allowing the holder to convert their debt and accrued interest at any time over the life of the instrument based on the thirty day average closing price prior to conversion.  Due to the moving conversion price of the Company’s convertible debt, the Company has bifurcated the conversion feature from the host debt instrument in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” accounted for these conversion features as derivative instruments, and valued these conversion features using the Black Scholes valuation model.  Inputs to the Black Scholes model are included in the table below.  The value of the derivative instruments are $104,956 and $150,269 as of December 31, 2008 and 2007, respectively.

	2008	2007
Expected volatility	661.15%	400.74%
Expected dividends	$ --	$ --
Expected term (in years)	1	3-5
Risk free rate	37%	3.07%-3.45%

As of December 31, 2007 the amount of the convertible notes outstanding totals $105,000 plus accrued interest of $56,835, all of which is short term.

NOTE 14:  INCOME TAXES

During the year ended December 31, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements.  The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date.  The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position.  If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits no benefits of the tax position are to be recognized.  Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit.  With the adoption of FIN No. 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained.  Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

The components of the Company’s deferred tax asset as of December 31, 2008 and 2007 are as follows:

	2008	2007
Net operating loss carry forward	$ 7,747,000	$ 6,836,000
Valuation allowance	(7,747,000)	(6,836,000)

Net deferred tax asset	$ --	$ --

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2008	2007
Tax at statutory rate (35%)	$ 911,000	$ 2,463,000
Increase in valuation allowance	(911,000)	(2,463,000)

Net deferred tax asset	$ --	$ --

Upon adoption of FIN No. 48, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At December 31, 2008, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. These amounts consider the guidance in FIN No. 48-1, “Definition of Settlement in FASB Interpretation No. 48.”  The Company has not accrued any additional interest or penalties as a result of the adoption of FIN No. 48.

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

On June 5, 2008, the Company entered into a consulting services agreement with Web3Direct, Inc., a Florida corporation.  100% of the outstanding shares of common stock of WEB3Direct, Inc. is held by Sadiq Family Limited Partnership, a Nevada partnership in which, the Company’s Executive Vice President and a director, owns a 5% interest and his wife, Anne Banas, owns a 95% interest.  However, Mr. Brantley is the general partner of this partnership and controls the voting power and the investment power over the assets of this company.

Under this agreement, Web3Direct, Inc. is providing to the Company all necessary services required in connection with providing marketing and business growth consulting services.  Under the terms of this agreement, which covers services commenced on January 1, 2008, Web3Direct, Inc. is being paid a fixed monthly retainer of $10,000 for the 12 months ended December 31, 2008.  Payment of the retainer was in the form of restricted shares of the Company’s common stock (valued based on the closing price of this common stock on June 5, 2008 of $0.20 per share).  The retainer is payable on the first of each calendar month in advance (with the retainer for the period of January 1, 2008 through June 30, 2008 due upon the execution of this agreement).  For the year ended December 31, 2008, the Company has paid Web3Direct approximately $124,600.

On June 5, 2008, the Company entered into an agreement with REIAssure, Inc., a Florida corporation.  Under this agreement REIAssure agreed to provide sales services for the Company, working with leads provided by the Company and its affiliates, as well as other sources, to create qualified clients which are able to purchase properties provided by the Company.   All services under this agreement were concluded prior to December 31, 2008.  REIAssure is controlled by Mr. Brantley.  For the year ended December 31, 2008, the Company has paid REIAssure approximately $54,000.

NOTE 16: STOCKHOLDER’S EQUITY

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

(d)  384,615 restricted shares of executive compensation valued at $500,000 (contract value) in accordance with the President’s employment agreement dated January 1, 2008.

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

During 2007, the Company’s subsidiary, Goshen Energy Inc., received a total of $37,704 in royalties from a gas line that was leased out to a third party.  The contract with the third party was terminated in the third quarter of 2007.  No additional revenue has been generated subsequent to September 30, 2007.

Throughout 2007 and 2008, the Company’s President contracted with a third party to organize and hold speaking engagements to potential investors about the Company’s credit investor program. The contract was terminated in the second quarter of 2008.  As of December 31, 2007 and June 30, 2008 revenue of $27,374 and $55,379 has been earned and recorded as other revenue.  Additionally, the Company had revenue of $2,600 in 2008 related to sales of a book written by its President.

In 2007, the Company’s business consisted of receiving monies from investors and re-investing the money into real estate investments.  Revenues of $27,000 were received in connection with the monies received for investments.

NOTE 18:  CONTINGENCIES AND LEGAL PROCEEDINGS

(a)

In January 2004, the Company was advised that the parties with whom the Company negotiated a settlement and disposition of its former turf installation business are dissatisfied with the results of the settlement transaction and have not returned to the Company, for cancellation, the 4,000 restricted shares of the Company’s common stock, adjusted for the stock split, as required by the settlement agreement, notwithstanding the performance by the Company of the obligations imposed on the Company by the settlement agreement.  Accordingly, the Company does not believe, based on its assessment, that it is necessary to make any provisions in its financial statements for any possible adverse result. As of December 31, 2008 the shares have not been returned to the Company.

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

Management believes the Company has meritorious claims and defenses to the claims of The Granite Companies and ultimately will prevail on the merits.  However, this matter remains in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit.  Litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Company’s financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

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

NOTE 19: SEGMENT INFORMATION

The Company’s operating segments are strategic business units that offer different products and services.  Operating segments of the Company are real estate, self-enrichment, and oil and gas.  The real estate segment consists of the Company’s credit investor program, and renovated home inventory; self-enrichment consists of the subsidiaries Millionaire and Nitty Gritty; and the oil and gas segment consists of Goshen Energy Inc.  In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” only the real estate and self-enrichment segments qualify as reportable segments and those subsidiaries that have been fully consolidated in the Company’s financial statements.  The oil and gas segment has been classified as “all other” in this footnote and all equity investments have been excluded.  During 2007 the Company did not have multiple reportable segments.

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

On October 6, 2008, the Company organized Nitty Gritty, a Missouri limited liability company that provides a subscription based online forum, social network, and training network where members learn “All Things Internet Marketing.”  During 2008, the subsidiary was dormant; however the website is scheduled to be re-launched in May 2009.

Other.

The Company’s subsidiary, Goshen Energy Inc., does business in the oil and gas industry.  Throughout 2008 Goshen had virtually no activity and did not meet the criteria for a reportable segment during 2008.  When Goshen produces revenues and has increased activity, oil and gas will be a reportable segment for the Company.  Activity for Goshen has been presented as “all other” in this footnote.

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

Liabilities.

Total liabilities for the real estate segment for the year ended 2008 consisted of $9,522 of accounts payable.

Additionally, the Company’s subsidiary Goshen held an unsecured liability plus accrued interest of $310,305.

December 31, 2008	Real Estate	Self Enrichment	All Other	Total Segments
Gross profit from external customers	$130,765	$--	$--	$130,765
Compensation expense	(103,512)	(51,756)	(10,351)	(165,619)
Consulting expense	(119,477)	--	--	(119,477)
Market and investor relation expense	(59,348)	(32,888)	(4,758)	(96,993)
Selling, general, and administrative expenses	(86,307)	(28,538)	(5,850)	(120,694)
Non-operating expenses (income)	--	--	(55,305)	(55,305)
Segment operating income (loss) before taxes and discontinued operations	$(237,879)	$(113,182)	$(76,264)	$(427,325)

Reconciliation
Total gross profit for reportable segments	$130,765
All other gross profit	29,974
Intersegment revenues	--
Total consolidated reportable segment gross profit	$160,739

Profit or Loss
Total profit or loss from reportable segments	$(351,061)
All other profit or loss	(76,264)
Intersegment profits	--
Unallocated amounts:	--
Corporate expenses	(2,052,762)
Net income (loss) before taxes	$(2,480,087)

Assets
Total assets for real estate segment	$100,095
Total assets for self enrichment segment	50,000
Corporate assets	2,376,666
All other unallocated amounts	5,000
Consolidated total	$2,531,761

Liabilities
Accounts payable real estate segment	$9,524
Accounts payable self enrichment segment	--
Notes payable & accrued interest real estate segment	--
Notes payable & accrued interest self enrichment segment
Unsecured liability and accrued interest of other unallocated amounts	310,305
Notes payable & accrued interest of other unallocated amounts	5,000
Corporate liabilities	4,514,609
Consolidated total	$4,839,438

NOTE 20:  SUBSEQUENT EVENTS

Subsequent to December 31, 2008, the Company issued the following shares of stock:

On January 12, 2009, the Company issued 71,428,571 shares of restricted common stock for officer compensation valued at $500,000 (contract value) at $0.007 per share in accordance with the President’s employment agreement dated January 1, 2008.

On February 6, 2009, the Company issued 2,000,000 shares of restricted common stock for services valued at $20,000 ($0.01 per share).

On February 17, 2009, the Company issued 300,000 shares of restricted common stock for services valued at $60,000 ($0.20 per share).

On April 6, 2009, the Company issued 250,000 shares of restricted common stock for services valued at $12,500 ($0.05 per share).

On April 15, 2009, the Company issued 300,000 shares of restricted common stock for services valued at $15,000 ($0.05 per share).

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

During the first quarter of 2009 the Company has increased its leveraged investments and holdings by creating four limited liability companies; City Juice Systems KS, LLC (“City Juice”), a Kansas limited liability company that engages in purchasing companies in the food and beverage arena; City Capital Petroleum, LLC (“City Petroleum”), a New York limited liability company that engages in purchasing companies in the oil industry; City Laundry Services, LLC, a Missouri limited liability company that engages in purchasing companies in the laundry arena; and City Beauty Systems, LLC, a Missouri limited liability company that engages in the health and beauty arena.  Each subsidiary is responsible for acquiring like companies with plans of operations that are similar to that of the acquiring subsidiary at a significant discount to market.  It is the intention of the Company to have the subsidiaries assists their acquired companies in turning a profit.  Subsequent to the turnaround, the Company will either sell or retain the acquisitions’ for cash flow as it sees fit.

In February 2009, the Company purchased its first acquisition under City Juice, located in the Kansas City area.  City Juice is currently in negotiations and serious discussions to acquire more companies in the food and beverage area in the Midwest.

City Capital is the managing partner of City Laundry, which is intended to be jointly owned by several of the other partner entities. The Company’s laundromats will operate under the name City Laundry, while the dry cleaners will operate as Express Cleaners.  In February 2009 the Company completed the first acquisition for this commercial laundry subsidiary, the acquisition of a 2,000 sq. ft./30-machine laundromat with annual revenues of approximately $108,000. Additionally, the Company purchased their second commercial laundry subsidiary located in the Kansas City area in March 2009.  City Laundry is currently in negotiations and serious discussions to acquire more Laundromats and dry cleaners in the Midwest.

In the first quarter of 2009, the Company acquired a 2.18% equity stake, and management role in NY Liquidation Group, LLC.  This firm recently acquired a chain of eBay drop off retail stores in the New York City area.  NY Liquidation had gross revenues in excess of $500,000 in 2008.  City Capital will earn a management fee as part of the Company’s professional management services.

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

10.8

Stock Purchase Agreement between the Company and a  purchaser, dated January 30, 2009 (incorporated by reference to the Form 8-K filed on April 1, 2009)

10.9

Consulting Services Agreement between the Company and Web3Direct, Inc. dated June 5, 2008 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on September 3, 2009)

10.10

Agreement between the Company and REIAssure, Inc. dated June 5, 2008 (incorporated by reference to Exhibit 10.2 of Form 8-K filed on September 3, 2009)

14

Code of Business Conduct and Ethics, adopted by the Company’s board of directors (incorporated by reference to Exhibit 14 of the Form 10-KSB filed on April 25, 2005).

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

21

Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of  Form 10K filed on May 20, 2009).

Rule 13a-14(a)/15d-14(a) Certification of Ephren W. Taylor II (filed herewith).

Section 1350 Certification of Ephren W. Taylor II (filed herewith).

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

29