Form 10-Q
period 2009-03-31
CITY CAPITAL CORP
filed 2009-09-17
CIK 793986

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM  _________ TO _________

Commission File Number: 33-05902

CITY CAPITAL CORPORATION

(Exact Name of registrant as Specified in its Charter)

Nevada	33-5902	22-2774460
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

2000 Mallory Lane, Suite 130-301, Franklin, Tennessee	37067
(Address of Principal Executive Offices	(Zip Code)

Company’s telephone number, including area code:   (877) 367-1463

______________________________________________________________

(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer   ☐

Accelerated filer   ☐

Non-accelerated filer     ☐

Smaller reporting company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐   No ☒

As of August 31, 2009, the Company had 91,130,044 shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION PAGE
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets As Of March 31, 2009 (Unaudited)
And December 31, 2008 (Audited)	3
Condensed Consolidated Statements Of Operations (Unaudited) For The Three Months Ended
March 31, 2009 And March 31, 2008	5
Condensed Consolidated Statements Of Cash Flows (Unaudited) For The Three Months Ended
March 31, 2009 And March 31, 2008	6
Notes To Condensed Consolidated Financial Statements (Unaudited)	8
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION	28
AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35
ITEM 4. CONTROLS AND PROCEDURES	35
ITEM 4(T). CONTROLS AND PROCEDURES	35
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	36
ITEM 1A. RISK FACTORS	36
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	36
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	36
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	36
ITEM 5. OTHER INFORMATION	36
ITEM 6. EXHIBITS
SIGNATURE	37

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

CITY CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$347,663	$213,988
Restricted cash-escrow funds	638,250	--
Prepaids	9,089	3,462
Note receivable	18,000	18,000
Note receivable – related party	1,993,015	1,924,731
Other receivable	4,500	40,000
Inventory – homes for sale	48,891	100,094
Inventory – food & beverage	11,692	--
Assets held for sale, net of liabilities of $ 0 and $373,838 at
March 31, 2009 and December 31, 2008, respectively	--	53,807
Other asset	13,785	15,862
Total current assets	3,084,885	2,369,944

Investment in unconsolidated investee	167,493	106,817
Fixed asset, net of accumulated depreciation of $2,318
and $0 at March 31, 2009 and December 31, 2008, respectively	178,280	5,000
Intangible assets, net of accumulated amortization of $6,034
and $0 at March 31, 2009 and December 31, 2008, respectively	128,196	--
Goodwill	226,688	--
Domain names	50,000	50,000
Total assets	$3,835,542	$2,531,761

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$110,059	$83,148
Accrued consulting – related party	95,694	95,694
Unsecured liability including accrued interest of $16,667 and
$139,085 at March 31, 2009 and December 31, 2008, respectively	566,248	616,249
Notes payable including accrued interest of $227,825 and
$139,085 at March 31, 2009 and December 31, 2008, respectively	5,052,696	3,757,556
Convertible debentures including interest of $59,329 and $56,835
at March 31, 2009 and December 31, 2008, respectively	164,329	161,835
Debt derivative	149,907	104,956
Total current liabilities	6,138,933	4,819,438

Long Term Liabilities:
Long term note payable	398,500	20,000
Total liabilities	6,537,433	4,839,438

See Accompanying Notes to Condensed Consolidated Financial Statements

CITY CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(continued)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Stockholders’ Deficit:
Common stock: $0.001 par value; authorized 235,000,000
shares; issued and outstanding 78,326,044 and 4,597,473
at March 31, 2009 and December 31, 2008, respectively	78,326	4,597
Additional paid-in capital	10,346,192	9,839,920
Accumulated deficit	(13,302,017)	(12,152,194)
Total stockholders’ deficit	(2,877,499)	(2,307,677)

Non-controlling interest	175,608	--
Total liabilities and stockholders’ deficit	$3,835,542	$2,531,761

See Accompanying Notes to Condensed Consolidated Financial Statements

CITY CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2009	2008
Revenues:
Commission revenue	$--	$7,000
Home sale revenue	49,473	--
Food & beverage revenue	13,396	--
Laundry revenue	7,343	--
Self enrichment revenue	5,000	--
Retail revenue	25,580	--
Other revenue	1,947	--
	102,739	7,000
Cost of revenues:
Home sale expense	51,638	--
Food &beverage expense	8,030	--
Laundry expense	7,714	--
Self enrichment expense	24,445	--
Retail expense	10,880	--
Gross profit	32	7,000

Operating, general and administrative expenses:
Compensation expense	702,386	129,795
Consulting expense	135,929	191,699
Other operating, general and administrative expenses	489,436	237,368
	1,327,751	558,862

Operating loss	(1,327,719)	(551,862)

Non-operating expense (income)
Interest expenses (net of interest income)	159,489	153,347
Loss on investment in unconsolidated investee	11,437	--
Gain on deconsolidation of subsidiary	(346,404)	--
Change in fair value of debt derivative	44,951	(14,313)
	(130,527)	139,034

Net loss before income tax provision (benefit)	(1,197,192)	(690,896)
Income tax provision (benefit)	-- -	--
Net loss after tax provision (benefit) and before
discontinued operations	(1,197,192)	(690,896)
Loss from discontinued operations	1,373	32,799
Net loss	(1,198,565)	(723,695)
Less: net loss attributed to noncontrolling interest	(48,742)	--
Net loss	$(1,149,823)	$(723,695)

Basic and dilutive (loss) per common share:
Before discontinued operations	$(0.02)	$(0.26)
Discontinued operations	$(0.00)	$(0.02)
Net loss per share	$(0.02)	$(0.28)

Weighted average number of common shares	67,820,012	2,628,903

See Accompanying Notes to Condensed Consolidated Financial Statements

CITY CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(1,149,823)	$(723,695)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization expense	8,352	21,162
Stock issued for services	80,000	167,899
Stock issued for debt and interest expense	--	50,000
Stock issued for officer compensation	500,000	--
Gain on deconsolidation of subsidiary	(346,404)	--
Loss on discontinued operations	1,373	--
Non-controlling interest	50,608	--
Fair value of debt derivative	44,951	(14,313)
Equity in (earnings) loss of unconsolidated subsidiaries	11,795	--
Change in operating assets and liabilities:
(Increase) in restricted cash – escrow funds	(638,250)	--
Decrease in restricted cash – security deposits	--	(69)
Decrease in accounts receivable	--	(4,043)
(Increase) in prepaid expense	(5,627)	--
(Increase) in notes receivable-related party	(68,284)	(4,544)
(Increase) in other receivable	35,500	--
Decrease in inventory – homes for sale	51,203	--
(Increase) in inventory – food and beverage	(11,692)
(Increase) in other assets	2,077	2,719
Increase in accounts payable and accrued expense	21,943	25,689
(Decrease) in security deposits	--	(1,982)
Increase in accrued interest	101,233	31,132
(Decrease) in unsecured liability	(50,000)	--
Net cash used in operating activities	(1,361,045)	(450,045)

Cash flows from investing activities:
Acquisition of business, net of equipment purchased	(360,919)	--
Proceeds from discontinued operations and gain	350,000	--
on deconsolidation of subsidiary
Assets held for sale	53,807	--
Purchase of equipment	(175,598)	--
Investment in unconsolidated subsidiary	(72,470)	--
Net cash used in investment activities	(205,180)	--

Cash flows from financing activities:
Proceeds from notes payable	1,738,500	465,000
Payments for notes payable and unsecured liability	(38,600)	(46,684)
Net cash provided by financing activities	1,699,900	418,316

(Decrease) increase in cash	133,675	(31,729)
Cash at beginning of period	213,988	45,499
Cash at end of period	$347,663	$13,770

See Accompanying Notes to Condensed Consolidated Financial Statements

CITY CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(continued)

	For the three months ended
	March 31,
	2009	2008

Supplemental disclosure of cash flow information
Interest paid	$33,256	$72,000
Income taxes paid	$--	$--
Non-cash investing and financing activities:
Accrued interest added to note payable	$10,000	$--
Equity in subsidiary in exchange for note payable	$125,000	$--
Conversion of unsecured liability to note payable	$--	$40,000

See Accompanying Notes to Condensed Consolidated Financial Statements

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Organization.

The accompanying unaudited condensed consolidated financial statements of City Capital Corporation, a Nevada corporation (“Company”), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K as may be amended.  Operating results for the period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. As used in these Notes to the Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to City Capital Corporation and, unless the context indicates otherwise its consolidated subsidiaries.

Subsidiaries:

Goshen Energy, Inc. (“Goshen”), a Nevada corporation organized on August 10, 2006, engages in the buying, selling, and drilling of oil and gas.

City Laundry Services, LLC (“City Laundry”), a Missouri limited liability company, organized on January 22, 2009 engages in purchasing businesses in the cleaning arena.  City Laundry purchased a 100% of the assets in 39 th Street Laundromat (“39th Street”), a Missouri company on February 6, 2009, and 100% of the assets in Blue Ridge Cleaners (“Blue Ridge”), a Missouri company on March 23, 2009.

City Juice Systems KS, LLC (“City Juice”), a Kansas limited liability company, organized on February 16, 2009 engages in purchasing businesses in the food and beverage arena.  On February 20, 2009, City Juice purchased a 100% of the assets in L.A. Juice Company, Inc. (“L.A. Juice”), a Kansas corporation.

City Beauty Systems, LLC (“City Beauty”), a Missouri limited liability company, organized on March 31, 2009 engages in purchasing businesses in the health and beauty arena.

City Capital Petroleum, LLC (“City Petroleum”), a New York limited liability company, was originally organized in Missouri on January 26, 2009, and dissolved and re-organized in New York on April 10, 2009.  City Petroleum engages in purchasing businesses in the oil and gas industry.

Nitty Gritty, LLC (“Nitty Gritty”), a Missouri limited liability company, organized on October 6, 2008 provides a subscription based online forum, social network, and training network where members learn "All Things Internet Marketing”.

A 33% interest and managing member in The Millionaire Lifestyle Group, LLC ("Millionaire"), a Missouri limited liability company, organized August 21, 2008, a web based initiative that provides self-help mentoring and training seminars.

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A 2.18% interest and managing member in NYC Liquidation Group, LLC (“NYC Liquidation Group”), a New York limited liability company, organized January 5, 2009.  On January 16, 2009, NYC Liquidation Group purchased a 100% of the assets in Ichiban Ventures, Inc. (“Ichiban”), a New York corporation that owns two retail EBay drop off locations.

A 40% interest in The Male Room, LLC (“The Male Room”), a New York limited liability company, organized on March 9, 2005, that provides salon services to males.

A 20% interest in St. Clair Superior Apartment, Inc. (“St. Clair Superior”), an Ohio corporation organized February 23, 2000, that operates  an apartment complex.

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and accounts have been eliminated in consolidation.

Significant accounting policies have not changed from those disclosed in the Company’s Annual Report on Form 10-K, except those listed below.

Reclassifications.

The Company reclassified revenues and cost of revenues to discontinued operations related to St. Clair Superior, in connection with the sale of a majority of the Company’s ownership rights of the subsidiary on January 30, 2009.

Cash and Equivalents.

For the Statement of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2009 or December 31, 2008.

Concentrations.

The Company maintains cash balances at highly-rated financial institutions throughout the United States.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  As of March 31, 2009, the Company had two bank accounts and as of December 31, 2008 had one bank account in excess of $250,000.  The Company has not experienced any losses in such account.

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

Inventory – Food and Beverage.

Inventory – food and beverage is stated at the lower of cost (on a first-in, first-out basis) or market and consist primarily of restaurant food, paper, equipment and supplies.

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Property and Buildings.

Property and buildings is stated at cost and is depreciated over the estimated useful lives of the related assets using the straight-line method.

Goodwill and Intangibles.

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business acquisitions. The remaining useful life of the intangible asset is evaluated at least annually for impairment.  As of March 31, 2009, the Company’s did not identify an impairment of goodwill.

Fair Value of Financial Instruments.

The carrying amounts for the Company’s cash, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these instruments.

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

If the embedded derivative instrument is determined not to be clearly and closely related to the host contract, is not currently measured at fair value with changes in fair value reported in earnings, and would qualify as a derivative instrument, the embedded derivative instrument is recorded apart from the host contract and carried at fair value with changes recorded in current-period earnings.  As of March 31, 2009 and December 31, 2008, the Company determined that the conversion feature of its convertible debentures qualified for this treatment.  The change in the fair value of debt derivative as reported in the Company’s condensed consolidated statements of operations was $44,951 and ($14,313) as of March 31, 2009 and 2008, respectively.

Debt Modification.

If at any time the Company is not able to pay back outstanding debt upon the maturity date, the Company actively works with the note holder to modify the terms of the agreement.  All modifications to debt are evaluated for debt extinguishment in accordance with Emerging Issues Task Force (“EITF”) No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instrument.”  During the first quarter of fiscal year 2009, no modified debt instruments met the qualifications for recognition as an extraordinary gain or loss.

Stock Based Compensation.

Shares of the Company’s common stock were issued for services.  These issuances are valued at the fair market value of the services provided and the number of shares issued is determined based upon what the price of the common stock is on the date of each respective transaction.  For those transactions without a fair market value in the service contract, the Company values the shares issued for services at the fair market value of its common stock on the grant date.

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenue Recognition.

Revenue for the Company is generated from the commissions earned through the credit-investor relations’ program.  The Company assists buyers in finding properties for purchase from partnering lenders. Revenue from commissions is recognized and earned upon the closing of escrow, at which time the Company receives a percentage of the proceeds.

Home sale revenue is recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer.  Buyers are required to obtain independent financing for purchase of the Company’s real estate properties.

Revenues from the self enrichment, food and beverage, laundry and retail segments arise from the sale of merchandise and services.  We recognize revenue when the customer takes possession of the merchandise, or in the case of services, at the time the service is provided.

All revenues that are not generated through real estate renovation and sales, or sale of merchandise and services are classified as other revenue and recognized when the earning process is complete.  The earning process is complete when there is existence of an arrangement, delivery has occurred or services rendered, the price is fixed or determinable and the collectability of the revenue is reasonable.

Non-Controlling Interest

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (“ARB”) No. 51” (“SFAS 160”). SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the condensed consolidated statement of operations. We have recorded a deficit of $48,742 as a result of the Company’s non-controlling interest in Millionaire and NYC Liquidation Group.

Loss Per Share.

Net loss per share is calculated in accordance with SFAS 128, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options and stock issuable upon conversion of convertible debentures, and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss.

Investment in Unconsolidated Investee.

Entities in which the Company does not have a controlling financial interest (and therefore are not consolidated) but in which the Company exerts significant influence (generally defined as owning a voting interest of 20% to 50%, or a partnership interest greater than 3%) are accounted for under Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”.  The Company accounts for its investments in The Male Room and St. Clair under the equity method of accounting and records its share of income as a component within Consolidated Statement of Operations.

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value Accounting.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of SFAS 157 were adopted January 1, 2008.  In February 2008, the FASB staff issued Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157.”  FSP No. 157-2 delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The provisions of SP No. 157-2 are effective for the Company’s fiscal year beginning January 1, 2009.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS 159 were adopted January 1, 2008. The Company did not elect the Fair Value Option for any of its financial assets or liabilities, and therefore, the adoption of SFAS 159 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

New Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position 107-1 and Accounting Principles Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP 107-1”). FSP 107-1 amends SFAS 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. FSP107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company adopted FSP 107-1 in the second quarter of 2009. FSP 107-1 did not have a material impact on the financial statements.

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In April 2009, the FASB issued FASB Staff Positions 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted FSP 115-2 and 124-2 in the second quarter of 2009. FSP 115-2 and 124-2 did not have a material impact on the financial statements.

In April 2009, the FASB issued FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP 157-4 in the second quarter of 2009. FSP 107-1 did not have a material impact on the financial statements.

In June 2009, the FASB issued SFAS 165, “Subsequent Events,”. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending January 3, 2010. This will not have an impact on the consolidated results of the Company.

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2.  GOING CONCERN

The Company generated revenues of $102,739 during the three months ended March 31, 2009; however, the Company will continue to be dependent upon its ability to obtain additional debt or equity financing to accomplish its business strategy and to ultimately achieve profitable operations.  As shown in the accompanying interim condensed consolidated financial statements, the Company has incurred a net loss of $1,149,823 for the three months ended March 31, 2009 and has reported an accumulated deficit of $13,302,017 as of March 31, 2009.  This raises substantial doubt as to the Company’s ability to continue as a going concern.  The Company is dependent on more fully implementing the Company’s business plan as described in the Company’s 2008 Form 10-K.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3. FAIR VALUE

In accordance with SFAS No. 157 the table below sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy.  As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value at March 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
None	$ --	$ --	$ --	$ --
	$ --	$ --	$ --	$ --
Liabilities:
Debt derivative	$ 149,907	$ 149,907	$ --	$ --
	$ 149,907	$ 149,907	$ --	$ --

NOTE 4.  NOTE RECEIVABLE - RELATED PARTY TRANSACTION

As of March 31, 2009 the Company holds a note receivable from AmoroCorp with an outstanding balance of $1,993,015. The President of the Company is also the President and a shareholder of the debtor. The Company’s President has agreed to apply any accrued unpaid officer compensation received from City Capital Corporation to this receivable at each quarter period end.

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

This note receivable increased for the three months ended March 31, 2009 by $68,284 due to the following components:

Balance at December 31, 2008	$ 1,924,731
Increase in note due to payables paid on behalf of AmoroCorp by the Company	68,284
Balance at March 31, 2009	$ 1,993,015

Additionally, the Company holds two notes receivables for two unrelated parties of $10,000 and $8,000.

	March 31, 2009	December 31, 2008
Note receivable to a third party, principal and interest of 12% due in one lump sum in August 2009.	$ 10,000	$ 10,000
Note receivable to a third party, interest of 10% payable semi annually, and principal due in one lump sum due in October 2009.	8,000	8,000
Balance at March 31, 2009 and December 31, 2008	$ 18,000	$ 18,000

NOTE 5.  INVENTORY - HOMES FOR SALE

The Company purchased three redevelopment houses in the Kansas City, Missouri real estate market during the third quarter of 2008.  In March 2009 the second property was sold and recognized as home sales on the Company’s condensed consolidated statement of operations.  The Company plans to sell the remaining property during 2009.

NOTE 6.  SALE OF SUBSIDIARY

On January 30, 2009 the Company transferred 80% of its interest in its subsidiary, St. Clair Superior Apartment Inc. to a third party.  Subsequent to the sale, the Company continues to hold a 20% non-controlling interest in the subsidiary and has recorded its investment under the equity method. Additionally, revenues and expenses for January 2009 have been presented as a loss from discontinued operations in the consolidated statements of operations of $1,373 as of March 31, 2009.  As of March 31, 2008, we reclassified all St. Clair Superior revenues and expenses to discontinued operations resulting in a loss from discontinued operations of $32,799.

In accordance with FAS 160, the Company took the difference between the aggregate of the consideration received of $350,000 plus the fair value of the retained 20% non-controlling interest in St. Clair Superior at the date of deconsolidation of $58,927 minus the net carrying amount of St. Clair Superior’s assets and liabilities of $62,523.  This resulted in a gain on the deconsolidation of subsidiary of $346,404 as of March 31, 2009.

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Gain on deconsolidation of subsidiary was calculated as the following on the date of sale:

St. Clair Superior	January 30, 2009
Assets
Current assets	$ 23,460
Land	113,400
Building	494,000
Intangibles	32,882
Total Assets	663,742
Liabilities
Current liabilities	(54,004)
Notes payable	(315,101)
Total liabilities	(369,105)
Fair market value of net assets	294,637
20% retained by Company	$ 58,927

Fair value of consideration received	350,000
20% retained by Company	58,927
Total	408,927
Carrying amount of subsidiary assets and liabilities	(62,523)
Gain on deconsolidation of subsidiary	$ 346,404

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7: ACQUISITION PURCHASES

On January 16, 2009, the Company’s subsidiary, NYC Liquidation purchased assets from Ichiban Ventures, Inc. for $222,758 which owns two retail EBay drop off locations.

Fixed assets	$ 31,693
Intangible- 3 year agreement not to compete *	72,000
Goodwill *	119,065
Total price	$ 222,758

On February 6, 2009, the Company’s subsidiary, City Laundry purchased assets from 39 th Street Laundromat for $97,625 which operates a laundromat in Missouri.

Fixed assets	$ 55,208
Intangible- 3 year agreement not to compete	5,000
Goodwill	37,417
Total price	$ 97,625

On February 20, 2009, the Company’s subsidiary, City Juice purchased assets from L.A. Juice Company, Inc. for $60,635 which operates a juice bar in Kansas.

Fixed assets	$ 28,556
Intangible- 2 year agreement not to compete	27,230
Goodwill	4,849
Total price	$ 60,635

On March 23, 2009, the Company’s subsidiary, City Laundry purchased assets from Blue Ridge Cleaners for $148,500 which operates a laundromat in Missouri.

Fixed assets	$ 53,142
Intangible- 3 year agreement not to compete	30,000
Goodwill	65,358
Total price	$ 148,500

*  These assets have been impaired in the second quarter of 2009 due to the closing of the two retail locations in the third quarter of 2009.

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8:  FIXED ASSETS

On January 16, 2009, the Company’s subsidiary, NYC Liquidation purchased Ichiban Ventures, Inc. which owns a chain of retail EBay drop off locations.  Purchased in the acquisition were assets with a fair value of $31,693.  Depreciation expense of $486 has been recorded as of March 31, 2009.

On February 6, 2009, the Company’s subsidiary, City Laundry purchased 39 th Street Laundromat which operates a laundromat in Missouri.  Purchased in the acquisition were assets with a fair value of $55,208.  Depreciation of $1,384 has been recorded as of March 31, 2009.

On February 20, 2009, the Company’s subsidiary, City Juice purchased L.A. Juice Company, Inc. which operates a juice bar in Kansas.  Purchased in the acquisition were assets with a fair value of $28,556.  Depreciation of $447 has been recorded as of March 31, 2009.  An additional vehicle of $7,000 was purchased for this subsidiary.

On March 23, 2009, the Company’s subsidiary, City Laundry purchased Blue Ridge Cleaners which operates a laundromat in Missouri.  Purchased in the acquisition were assets with a fair value of $53,142.  Depreciation  began as of April 1, 2009.

Additionally, the Company purchased equipment worth $5,000 for its subsidiary company, Goshen.  As of March 31, 2009, the equipment has not been put into production and no depreciation has been expensed.

Fixed assets and accumulated depreciation consists of the following:

	March 31, 2009	December 31, 2008
Equipment	$ 173,598	$ 5,000
Vehicle	7,000	--
	180,598	5,000
Accumulated depreciation	(2,318)	--
Net book value of fixed assets	$ 178,280	$ 5,000

NOTE 9:  GOODWILL AND INTANGIBLES

In the first quarter of 2009, goodwill and intangible assets were purchased with the acquisition of Ichiban, 39 th Street, Blue Ridge, and L.A. Juice.  The purchase price allocation of fair market values includes values assigned to intangible assets and a portion allocated to goodwill.

Included in the purchase price of Ichiban, 39 th Street, Blue Ridge, and L.A. Juice were agreements not to compete with previous owners.  The Company has included the present value of the agreements not to compete in its intangible assets and is amortizing them over the remaining life of each agreement.

The provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” require the completion of an annual impairment test with any impairment recognized in current earnings.  No impairment was found as of March 31, 2009.  During the second quarter of 2009, goodwill and intangible assets for NYC Liquidation have been impaired due to the close of the two retail EBay shops located in New York.

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s intangible assets consisted of the following:

	March 31, 2009	December 31, 2008
Intangible assets, agreement not to compete	$ 134,230	$ --
	134,230	--
Accumulated amortization	(6,034)	--
Net book value of intangible assets	$ 128,196	$ --

On October 1, 2008, the Company purchased domain names from a third party for $50,000.  The domain features an online subscription based forum, social network, and marketing training for members.  As of March 31, 2009, the domain names had no impairment.  The Company expects to generate revenues on the asset through its subsidiary, Nitty Gritty, starting in 2009.

NOTE 10:  INVESTMENT IN UNCONCOLIDATED INVESTEE

In October 2008, the Company purchased a 40% interest in The Male Room for $125,000. The Male Room is a New York based salon that specializes in male spa services.  For the three months ended March 31, 2009, The Male Room reported a loss of $6,715, of which the Company recorded $2,686 as a reduction of investment in unconsolidated investee at March 31, 2009.

On January 30, 2009, the Company sold majority of its ownership in St. Clair Superior Apartments (Note 6).  As of March 31, 2009, the Company has recorded $63,362 as investment in St. Clair Superior.

March 31, 2009
Balance in unconsolidated investee at December 31, 2008	$ 106,817
40% net loss for the first quarter of 2009 for The Male Room	(2,686)
20% interest in St. Clair Superior	58,927
Additional investment for expenses paid on behalf of St. Clair Superior	13,190
20% net loss for February and March 2009 of St. Clair Superior	(8,755)
Investment in unconsolidated investee at March 31, 2009	$ 167,493

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11:  UNSECURED LIABILITY

In April 2007, the Company entered into an agreement with an independent third party (“Client 1”) to provide consulting services to invest funds of Client 1 in real estate related ventures.  As compensation for this service the Company is paid 20% of the gross proceeds received each month by Client 1 as a result of service performed by the Company until the client received gross proceeds of $100,000.  After Client 1 has received gross proceeds of $100,000 the Company fee increases to 80% of the gross proceeds received each month by Client 1.  As of March 31, 2009, the Company has received $500,000 from Client 1 and has accounted for this as an unsecured liability.  The Company has not yet invested those funds in real estate projects that have generated profit.  In the first quarter of 2008, the Company and the client verbally agreed to a quarterly return on the investment of $25,000.  The Company has accrued interest of $16,667 and $16,667 as of March 31, 2009 and December 31, 2008.

In May 2007, the Company entered into an agreement with a different independent third party (“Client 2”) to provide consulting services to invest funds of Client 2 in real estate related ventures.  As compensation for this service, the Company is paid $5,000 per month over six years. As of March 31, 2009 and December 31, 2008, the Company has received $49,582 from Client 2 for investment purposes and has accounted for this an unsecured liability.  The Company has not yet invested those funds in real estate projects that have generated profit.

In December 2008, the Company received funds held for investment of $50,000 from an independent third party (“Client 3”).  On January 2009, the funds were returned to Client 3.

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12:  NOTES PAYABLE

The Company’s notes payable as of March 31, 2009 consist of the following:

Interest	Description	March 31, 2009	December 31, 2008
0%	Two note payables, principal and interest due on demand	57,242	57,242
28%	Note payable to Trust Me I, LLC, principal due March 9, 2009. Interest of $35,000 payable semiannually effective July 17, 2007. The maturity date was amended from March 2009 to February 2011, payable in four installments of $125,000.	250,000	543,783
12%	Note payable to an individual, principal due in the second quarter of 2009. Interest payable quarterly.	33,236	32,348
16%	Note payable to Lucian Group, principal due third quarter of 2009. Interest payable quarterly.	87,337	84,576
10%	Note payable to an individual, principal and interest due in one lump sum in the fourth quarter of 2009.	41,330	40,333
20%	Note payable to an individual, principal and interest due in one lump sum in the second quarter of 2009. The maturity date was amended from the fourth quarter of 2008 to the second quarter of 2009 and interest reduced to 20%. *	104,948	60,016
10%	Two notes payable to individuals, principal and interest due in the second quarter of 2009. The two note’s maturity date was extended to the first quarter of 2010.	107,468	179,709
12%	Note payable to an individual, principal and interest due in the first quarter of 2009. The maturity date was amended in the first quarter of 2009 to the first quarter of 2010.	97,859	93,600
10%	Note payable to an individual, principal and interest due in one lump sum in the first quarter of 2009.	--	205,359
5%	Note payable to an individual, principal and interest due in one lump sum in the second quarter of 2009. This notes maturity date was extended to the first quarter of 2010.	20,970	20,723
10%	Ten notes payable to individuals, principal and interest due in one lump sum in the second quarter of 2009. One note’s maturity date has been extended to the third quarter of 2009, five notes extended to the first quarter of 2010, two notes extended to the second quarter of 2010, and the remaining two notes in default. *	668,856	754,206

20%	Note payable to an individual, principal and interest due in one lump sum in the second quarter of 2009. During the first quarter of 2009 this note’s interest rate was amended to 10%.	--	40,000
8%	Note payable to an individual, principal and interest due in the second quarter of 2009. Principal and interest payments monthly. Interest of $2,316 outstanding as of the filing of this form.*	102,739	100,908
10%	Note payable to individual, principal due in the second quarter of 2009 with interest payable semi annually. This notes maturity date has been extended till the first quarter of 2010.	159,608	163,536
10%	Three notes payable to individuals, principal due in the third quarter of 2009 with interest payments monthly. All interest is current as of the filing of this form.	137,179	137,226
10%	Eight notes payable to individuals, principal and interest due in one lump sum in the third quarter of 2009.	383,648	378,600
10%	Twenty eight notes payable to individuals, principal and interest due in one lump sum in the fourth quarter of 2009.	869,015	865,391
10%	Note payable to an individual, principal and interest due in one lump sum in the fourth quarter of 2009. The maturity date was amended in the first quarter of 2009 to be due the first quarter of 2010.	20,493	--
10%	Three notes payable to individuals, principal and interest due in one lump sum in the first quarter of 2010.	81,445	--
13%	Note payable to an individual, principal and interest due in one lump sum in the fourth quarter of 2009.	25,009	--
15%	Nine notes payable to individuals, principal and interest due in one lump sum in the first quarter of 2010.	800,971	--
20%	Seven notes payable to individuals, principal and interest due in one lump sum in the first quarter of 2010.	572,756	--
10%	Note payable to an individual, principal and interest due in the first quarter of 2009. The maturity date was amended in the first quarter of 2009 to the first quarter of 2010.	56,424	--
10%	Three notes payable to individuals, principal and interest due in the second quarter of 2009. The maturity date was amended in the second quarter of 2009 to the first quarter of 2010.	285,431	--
10%	Note payable to an individual, principal and interest due in the first quarter of 2009. The maturity date was amended in the first quarter of 2009 to the fourth quarter of 2009.	16,516	--
	Accrued Interest on long term notes	72,216	--
	Total Short Term	5,052,696	3,757,556

10%	Note payable to an individual, principal and interest due in one lump sum in the fourth quarter of 2009. The maturity date was amended in the first quarter of 2009 to be due the first quarter of 2010. This note was re-classed to short term as of March 31, 2009.	--	20,000
28%	Note payable to Trust Me I, LLC, principal due March 9, 2009. Interest of $35,000 payable semi annually from March 2009 to February 2011 payable in four installments of $125,000.	250,000	--
12%	Note payable to an individual principal and interest due in one lump sum in the first quarter of 2011.	125,500	--
6%	Note payable to an individual principal and interest due in one lump sum in the second quarter of 2010.	23,000	--
	Total notes payable	$ 5,451,196	$ 3,777,556

*  In default.  Management is currently attempting to renegotiate these pieces of debt.

NOTE 13:  GAIN ON EXINGUISHMENT OF DEBT AND DISCONTINUED OPERATIONS

On March 31, 2008, the Company successfully entered into a modified agreement with a debt holder as noted in Note. 12.  Three promissory notes plus interest of $89,949 and consulting fees of $100,000 totaling $189,949 were extinguished and renegotiated to a new note of $120,000. The modification, effective April 10, 2008, carries terms of one year at 8% interest with an initial payment of $2,000 and thereafter monthly payments of $2,000 through November 2008; payments of $10,000 through March 2009, and a balloon payment in April 2009.  The modification resulted in a gain on extinguishment of debt of $69,949.  As of the filing of this form the Company has paid $26,000 and is in default of the debt.

As stated above, the Company sold a majority of its ownership in St. Clair Superior on January 30, 2009.  In accordance with the agreement, 80% of ownership was sold for $350,000.  The Company recorded a loss on discontinued operations of $1,373 and recorded as a gain on the deconsolidation of subsidiary of $346,404 as of March 31, 2009.  See Note 6.

NOTE 14:  RELATED PARTY TRANSACTIONS

As of March 31, 2009, the Company holds a note receivable from AmoroCorp with an outstanding balance of $1,993,015.  The President of the Company is also the President and a shareholder of the debtor.  See Note 4.

On January 1, 2008, the President of the Company entered into an employment agreement with the Company.  Under the terms of the agreement the President is to be paid a base amount of $500,000 per annum paid in monthly installments of $41,667.  Additional compensation is to consist of an annual bonus of the Company’s common stock of $500,000 valued on the effective renewal date of the agreement, one percent of any net operating income generated by the Company, and one percent of any funds raised and received by the Company based on the fundraising and marketing efforts of the President.  For the three months ended March 31, 2009, the President received $515,805 in payments in accordance with his employment agreement.

NOTE 15: STOCKHOLDER’S EQUITY

The authorized common stock of the Company consists of 235,000,000 shares of common stock with par value of $0.001.  The authorized preferred stock of the Company consists of 15,000,000 shares of preferred stock, designated as Series A, with a par value of $0.001.  As of March 31, 2009, the Company had no outstanding shares of preferred stock.

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended March 31, 2009, the Company issued common stock as follows:

(a)  71,428,571 restricted shares of common stock for officer compensation valued at $500,000 (contract value) at $0.007 per share in accordance with the President’s employment agreement dated January 1, 2008.

(b)  2,000,000 shares or restricted common stock for services of $20,000 at $0.01 per share.

(c)  300,000 shares of restricted common stock for services to a related party of $60,000 at $0.20 per share (contract price).

The Company’s subsidiary NYC Liquidation Group converted two notes payables into member’s equity totaling $125,000.  This has been recorded as minority interest as of March 31, 2009.

NOTE 16: SEGMENT INFORMATION

The Company’s operating segments are strategic business units that offer different products and services.  Operating segments of the Company are real estate, self enrichment, oil and gas, laundry services, food and beverage, health and beauty, and retail.  The real estate segment consists of the Company’s credit-investor program, and renovated home inventory; the self enrichment segment consists of the subsidiary The Millionaire Lifestyle, LLC and Nitty Gritty, LLC; the oil and gas segment consists of Goshen Energy, Inc. and City Petroleum; the laundry services segment consists of City Laundry and its subsidiaries; the food and beverage segment consists of City Juice and its subsidiaries; the health and beauty segment consists of City Beauty; and the retail segment consists of NYC Liquidation and its subsidiaries.  In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the real estate, gas and oil, laundry services, food and beverage, and retail segments qualify as reportable segments and those subsidiaries that have been fully consolidated in the Company’s financial statements.  The self enrichment and beauty segment have been classified as “all other” in this footnote and all equity investments have been excluded.  During the three months ended March 31, 2008 the Company did not have multiple reportable segments.

Real Estate.

The Company began aggressively marketing its credit-investment program in May 2008 with a long-term contract with satellite radio provider, XM Radio.  The program assists buyers in finding properties for purchase from partnering lenders. This is the first extended contract for promoting the program since May of 2007. These activities are expected to significantly increase the existing credit-investor client base, which directly affects the potential volume of properties the Company can develop. The Company has begun to purchase new real estate assets in the Kansas City real estate market in the third quarter of 2008.  The credit-investor program is a key element in these community development strategies.

Gas and Oil.

The Company’s subsidiary, Goshen Energy, Inc. and City Petroleum, do business in the oil and gas industry.  For the three months ended March 31, 2009, Goshen had no activity.  As of March 31, 2009, City Petroleum held $615,000 in cash for the purchase of businesses in the gas and oil industry.

Laundry.

The Company’s subsidiary, City Laundry, engages in purchasing businesses in the laundry arena.  During the first quarter of 2009, City Laundry purchased two laundromats, 39 th Street and Blue Ridge located in Missouri.

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Food and Beverage.

The Company’s subsidiary City Juice engages in purchasing businesses in the food and beverage industry.  During the first quarter of 2009, City Juice purchased one juice bar, L.A. Juice, located in Kansas.

Retail.

During the first quarter of 2009, the Company’s subsidiary NYC Liquidation Group purchased Ichiban that owns two retail drop off locations in which customers drop off items to be sold on Ebay located in New York.

Other.

On August 21, 2008, the Company organized The Millionaire Lifestyle Group, LLC, a Missouri limited liability company that offers a web based initiative that provides self-help mentoring and training seminars

On October 6, 2008, the Company organized Nitty Gritty, LLC a Missouri limited liability company that provides a subscription based online forum, social network, and training network where members learn "All Things Internet Marketing”.  Through the first quarter of 2009, the subsidiary was dormant; however the website is scheduled to be re-launched in May 2009.

The Company’s subsidiary, City Beauty, engages in purchasing businesses in the health and beauty arena.

These operating segments did not meet the criteria for a reportable segment as of March 31, 2009.  When these segments activities increase, self enrichment, and health and beauty will be reportable segments for the Company.  Activity for Millionaire Lifestyle, Nitty Gritty, and City Beauty has been presented as “all other” in this footnote.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains and losses.

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Real Estate	Gas & Oil	Laundry	Food & Beverage	Retail	Other	Total
Gross profit from external customers	$ (2,165)	$ -	$ (687)	$ 5,682	$ 1,135	$ (5,881)	$ (1,916)
Compensation expense	(70,239)	(7,024)	(105,358)	(105,358)	(105,358)	(35,119)	(428,456)
Consulting expense	(39,869)	(987)	(14,804)	(14,804)	(14,804)	(10,921)	(96,189)
Market and investor relation expense	(26,477)	(2,434)	(36,503)	(36,503)	(36,503)	(14,913)	(153,333)
Depreciation and amortization expense	--	--	(1,662)	(1,204)	(5,486)	--	(8,352)
Other selling, general, and administrative expenses	(44,226)	(1,595)	(85,273)	(82,898)	(46,178)	(12,914)	(273,082)
Segment operating loss before taxes and discontinued operations	$ (182,976)	$ (12,040)	$ (244,287)	$ (235,085)	$ (207,194)	$ (79,746)	$ (961,328)

Revenues
Total revenues from reportable segments	$ 95,792
Total other revenues	5,000
Total corporate revenues	101,947
Elimination of intercompany corporate revenues	(100,000)
Total consolidated revenues	$ 102,739

Profit or Loss
Total profit or loss from reportable segments	$ (920,432)
Other profit or loss	(79,746)
Elimination of intercompany expense	100,000
Elimination of intercompany corporate revenues	(100,000)
Corporate expenses	(197,014)
Loss from discontinued operations	(1,373)
Minority interest	48,742
Net income (loss) before taxes	$ (1,149,823)

Assets
Total assets for real estate segment	$ 48,891
Total assets for gas & oil segment	621,130
Total assets for laundry segment	479,371
Total assets for food & beverage segment	160,468
Total assets for retail segment	234,204
Total assets for other segments	49,995
Corporate assets	2,241,483
Consolidated total	$ 3,835,542

Liabilities
Accounts payable real estate segment	$ 9,521
Accounts payable food & beverage segment	36
Notes payable & accrued interest gas & oil segment	639,886
Notes payable & accrued interest laundry segment	553,647
Notes payable & accrued interest food & beverage segment	218,692
Unsecured liability oil & gas segment	300,000
Corporate accounts payable and accrued expense	196,199
Corporate notes payable & accrued interest	4,115,036
Corporate unsecured liability and other liabilities	504,416
Consolidated total	$ 6,537,433

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited

NOTE 17:  SUBSEQUENT EVENTS

Subsequent to March 31, 2009, the Company issued the following shares of stock:

On April 6, 2009, the Company issued 12,000,000 restricted shares of common stock in error.  As of August 21, 2009 those shares have not yet been returned to the Company.

On April 15, 2009, the Company issued 300,000 restricted shares of common stock for services valued at $15,000 ($0.05 per share).

On May 12, 2009, the Company issued 4,000,000 restricted shares of common stock in error.  As of August 21, 2009 those shares have been returned to the Company.

On April 24, 2009, the Company’s subsidiary, City Laundry, purchased a laundry drop off location and all of its assets in Kansas for $150,000.

On April 2, 2009, the Company’s subsidiary, City Juice, purchased an additional smoothie location and all of its assets in Kansas for $32,500.  This location was closed in August 2009.  The Company is currently seeking an alternative use for the location.

On April 3, 2009, the Company’s subsidiary, City Petroleum, purchased a gas station and all of its assets in New York for $375,000.

In July 2009, the Company’s two Ebay drop off retail locations owned 100% by NYC Liquidation was discontinued.  As of the second quarter of 2009, the Company has recorded all revenues and expenses as a loss on discontinued operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, the Company’s unaudited condensed consolidated financial statements and notes included elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

City Capital Corporation (the “Company”, “we”, “us”, or “our”) is a socially conscious professional management and diversified holding company engaged in leveraging investments, holdings and other assets to build value for investors and shareholders. The Company is committed to creating positive change and self-sufficiency through “Socially-Conscious Investing That Empowers Communities.” These initiatives range from development and production of biofuels, to affordable homes for working-class families, to funding and acquisition of local businesses that support community jobs. The Company acquires and revitalizes distressed investment opportunities in multiple industry segments, creating potentially long-term returns for the Company.

The Company makes strategic investments and acquisitions that are intended to yield a positive return on investment.  The Company’s intent is to acquire assets at a significant discount to market, and then rebuild them for sale or cash flow.  These investments will also serve the communities the Company operates in by creating economic opportunities for underserved populations.  The Company maintains stakes in industries such as technology, biofuels, commercial laundry, and retail services.  New additions to the Company represent the Company’s strong devotion to educating and investing in future entrepreneurs.

Recent Developments.

The Company began aggressively marketing community development programs nationwide via touring by the current CEO, Ephren Taylor. The Company has developed a presentation featured at www.WealthTourLive.com that has toured the nation domestically as well as internationally.  Over 30,000 people have experienced this economic empowerment presentation.  The presentation allows for positive Company exposure, as well as acquiring new partner clients. It also expanded the Internet marketing partnerships and Adword purchases, increasing lead flow.  Interested leads may enroll directly on various partner sites like www.IRACashFlow.com, or through the corporate website www.CityCapCorp.com.  These activities are expected to significantly increase the existing credit-investor client base, which directly affects the potential volume of properties the Company can develop.

In the area of biofuel, the Company’s subsidiary Goshen has partnered with universities to create and develop curriculum around bio-diesel production.  In 2008 the Company partnered with Mississippi Valley State University to develop a commercial biofuel production facility.  The venture is still in the development and testing stage.  The Company intends to have a commercial facility in production by the end of 2009.

The model of partnering with higher learning educational institutions is something the Company will build on in 2009.  The Company is actively seeking partnerships with an additional five institutions by 2009.  The Company sees this model and bringing a new line of green jobs to rural and urban communities, as well as educating future generations of industries to come.

On October 1, 2008 the Company acquired a domain name, NittyGrittyMarketing.com, from a third party that provides a subscription based online forum, social network, and training network where members learn “All Things Internet Marketing.”  Due to the domain being dormant throughout 2008, the Company purchased the domain with the intent to revitalize and update the website and subsequently build a business around the assets.  On October 6, 2008, the Company created Nitty Gritty and plans to re-launch the website in May 2009.

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

In February 2009, the Company purchased its first acquisition under City Juice, located in the Kansas area.  City Juice is currently in negotiations and serious discussions to acquire more companies in the food and beverage area in the Midwest.

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

City Laundry is one more example of how in this economic environment the Company’s socially conscious model finds opportunity.  Reviving and refurbishing failing and successful neighborhood businesses and providing employment for local residents fulfils the Company's socially conscious mission.  Even though this first acquisition is a smaller operation, the cleaners industry is extremely advantageous for the Company’s model.  It is a fragmented industry, yet it has a proven history of weathering, even thriving in economic downturns.

According to the Coin Laundry Association, there are over 35,000 coin laundries alone in the U.S.  “During periods of recession, when home ownership decreases, the self-service laundry market expands as more people are unable to afford to repair, replace or purchase new washers and dryers, or as they move to apartment housing with inadequate or nonexistent laundry facilities. The market size grows proportionately to the increase in population… people always need to wash clothes.” (source: http://coinlaundry.org)

According to the U.S. Bureau of Labor, total gross revenues for the industry are nearly $20 billion annually (source: 2007 U.S. Bureau of Labor).  That translates into reliable cash flow for the Company and a strong, stable job source within the communities the Company operates.  These economic and data factors are what prompted Company management to make such an addition to the Company.

In the first quarter of 2009, the Company acquired a 2.18% equity stake, and management role in NYC Liquidation Group, LLC.  This firm recently acquired a chain of eBay drop off retail stores in the New York City area.  NYC Liquidation had gross revenues in excess of $500,000 in 2008.  City Capital will earn a management fee as part of the Company’s professional management services.

Results of Operations for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008.

(a)

Revenue and Cost of Revenue.

	March 31, 2009	March 31, 2008	$ Change	% Change
Revenue	$ 102,739	$ 7,000	$ 95,739	1368%
Cost of Revenue	102,707	-	102,707	100%
Gross Profit	32	7,000	(6,968)	-100%
Operating, General and Administrative Costs	1,327,750	558,862	768,888	138%
Net Operating Loss	$ (1,327,718)	$ (551,862)	$ (775,856)	141%

The Company had $102,739 of revenue for the three months ended March 31, 2009 compared to $7,000 for the three months ended March 31, 2008, an increase of $95,739 or approximately 1,368%.  Revenue for the three months ended March 31, 2008 consisted $7,000 of commission revenues.  For the three months ended March 31, 2009, revenues consisted of $13,396 from food and beverage sales, $7,343 from laundry services, $5,000 from self enrichment, $25,580 from retail revenues, $49,473 from the sale of a redevelopment home, and $1,947 from other revenues.  Other revenues for the three months ended March 31, 2009 consisted of $1,947 from book sales .

Additionally, $35,395 for the three months ended March 31, 2008 from rental revenues and $12,137 of cost of rental revenue has been reclassified to discontinued operations in the Company’s financial statements due to the sale of a majority of the Company’s ownership rights in its subsidiary, St. Clair Superior Apartment Inc.

Cost of revenue was $102,707 for the three months ended March 31, 2009 compared to $0 for the three months ended March 31, 2008.  The cost includes the initial purchase price of the home, renovation expenses, and closing costs paid by the Company in connection with the sale of the home.  Additionally, the laundry segment ($8,030), food and beverage segment ($7,714), retail segment ($24,445), and the self enrichment segment ($10,880) incurred direct cost of sales.

As previously discussed, during the first quarter of 2009, the Company increased its leveraging investments and holdings by creating five limited liability companies, whose focus is on the laundry, food and beverage, health and beauty, and retail industries.  Additionally, the Company subsidiaries, City Petroleum, City Laundry and City Juice each purchased an additional business during the second quarter of 2009.  The Company expects revenues for each segment to increase during 2009.

For the three months ended March 31, 2009, the Company did not close on any properties and generated no revenues from the credit investor program. The Company is actively seeking new buyers and plans on increasing its closed properties each quarter; however, because this is a newly structured endeavor and given the current economic environment the Company is unable to reasonably predict what it may have on its financial statements in the next 12 months.

(b)

Operating, General and Administrative Expenses.

Operating, general and administrative expenses for the three months ended March 31, 2009 were $1,327,750 compared to $558,862 for the three months ended March 31, 2008, an increase of $775,856 or approximately 138%.  The increase for the three months ended March 31, 2009 compared to 2008 was attributable to an increase in compensation ($572,591) due a bonuses related to the employment agreement between the Company and our President, marketing and investor relations ($130,569), depreciation ($8,352), and other selling, general and administrative expenses ($57,376) all due to the additional subsidiaries created and acquired during the first quarter of 2009.  Additionally, fees relating to St. Clair Superior have been re-classified to loss on discontinued operations in connection with the sale of majority of the Company’s ownership as of January 30, 2009.

As previously discussed, during the first quarter of 2009, the Company increased its leveraging investments and holdings by creating five limited liability companies, whose focus is on the laundry, food and beverage, health and beauty, and retail industries.  Additionally, the Company subsidiaries, City Petroleum, City Laundry and City

Juice each purchased an additional business during the second quarter of 2009.  Due to the increase in employees and operating costs, expenses are expected to increase during 2009.

(c)

Non-Operating Expense (Income).

Non-operating expense (income) increased by $269,561 or 194% for the three months ended March 31, 2009 compared to March 31, 2008.  This was attributed significantly to the sale of 80% of St. Clair Superior which resulted in a gain on deconsolidated of subsidiary of $346,404, offset by an expense of $59,264 for the change in fair value of the Company’s debt derivative, and $11,437 as a loss on investments in unconsolidated subsidiaries for the three months ended March 31, 2009.  Interest expense remained relatively consistent.

(d)

Net Operating Loss.

The Company had a consolidated net operating loss of $1,327,718 for the three months ended March 31, 2009 compared to $551,862 for the three months ended March 31, 2008, an increase of $775,856 or approximately 141% from operations.  The increase in consolidated net operating loss is the result of the factors mentioned above. The Company anticipates a decrease in its consolidated net operating loss during 2009 due to the increased revenues generated from the new subsidiaries.

Factors That May Affect Operating Results.

The Company’s operating results can vary significantly depending upon a number of factors, many of which are outside its control.  General factors that may affect its operating results include:

•

market acceptance of and changes in demand for services;

•

a small number of customers account for, and may in future periods account for, substantial portions of our revenue, and revenue could decline because of delays of customer orders or the failure to retain customers;

•

gain or loss of clients or strategic relationships;

•

announcement or introduction of new services by us or by its competitors;

•

price competition;

•

the ability to upgrade and develop systems and infrastructure to accommodate growth;

•

the ability to introduce and market services in accordance with market demand;

•

changes in governmental regulation; and

•

reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

The Company believes that its planned growth and profitability will depend in large part on the ability to promote its services, gain clients and expand its relationship with current clients.  Accordingly, the Company intends to invest in marketing, strategic partnerships, and development of its customer base.  If we are not successful in promoting our services and expanding our customer base, this may have a material adverse effect on our financial condition and our ability to continue to operate our business.

Operating Activities.

The net cash used in operating activities was $1,361,045 for the three months ended March 31, 2009 compared to $450,045 for the three months ended March 31, 2008, an increase of $911,000 or 202%.  This increase is attributed to many changes from period to period, including an increase in stock issued for officer’s compensation, an increase in the fair value of debt derivative, an increase in non-controlling interest, note receivable-related party, restricted cash-escrow funds, and accrued interest, offset by a decrease in stock issued for debt, unsecured liabilities, and a gain on deconsolidation of subsidiary.

Investing Activities.

Net cash used in investing activities was $205,180 for the three months ended March 31, 2009 compared to $0 for the three months ended March 31, 2008, an increase of $205,180 or 100%.  The increase is due to the purchase of four new businesses by the Company’s subsidiaries and associated assets, offset by the proceeds from discontinued operations and gain on deconsolidation of subsidiary.

Financing Activities.

    Net cash provided by financing activities increased to $1,699,900 compared to $418,316 for the three months ended March 31, 2009 and 2008.  This increase was due to the increased amount of debt the Company acquired to support its operations.

Liquidity and Capital Resources.

As of March 31, 2009, the Company had total current assets of $3,084,885 and total current liabilities of $6,138,934, resulting in a working capital deficit of $3,054,049.  The Company’s cash balance as of March 31, 2009 totaled $985,913.  Overall, cash and cash equivalents for the three ended March 31, 2009 increased by $771,925 from December 31, 2008.  Cash increased as of March 31, 2009 was primarily due to increased proceeds from notes payable.  The Company’s debt load will put considerable strain on its cash resources for the remainder of 2009.

During the second quarter of 2009, three of the Company’s subsidiaries purchased additional businesses.  As a result of substantially more subsidiaries purchased in the first and second quarters of 2009, expenses for additional employees and operating costs have dramatically decreased the cash balance during 2009.

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

If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of planned product development and marketing efforts, any of which could have a negative impact on business and operating results.  In addition, insufficient funding may have a material adverse effect on the Company’s financial condition, which could require it to:

•

curtail operations significantly;

•

sell significant assets;

•

seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or

•

explore other strategic alternatives including a merger or sale of the Company.

To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company’s operations.  Regardless of whether cash assets prove to be inadequate to meet the Company’s operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing stockholders.

Inflation.

The impact of inflation on costs and the ability to pass on cost increases to the Company’s customers over time is dependent upon market conditions.  The Company is not aware of any inflationary pressures that have had any significant impact on operations over the past quarter, and the Company does not anticipate that inflationary factors will have a significant impact on future operations.

Off-Balance Sheet Arrangements.

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Critical Accounting Policies.

The SEC has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies.  In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) revenue recognition; (c) stock based compensation; (d) inventory - homes for sale; (e) impairment of long-lived assets; and (f) investment in unconsolidated investee.  The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results it reports in the financial statements.

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

(b)

Revenue Recognition.

Revenue for the Company is generated from the commissions earned through the credit-investor relations’ program.  The Company assists buyers in finding properties for purchase from partnering lenders. Revenue from commissions is recognized and earned upon the closing of escrow, at which time the Company receives a percentage of the proceeds.

Home sale revenue is recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer.  Buyers are required to obtain independent financing for purchase of the Company’s real estate properties.

Revenues from the self enrichment, food and beverage, laundry and retail segments arise from the sale of merchandise and services.  We recognize revenue when the customer takes possession of the merchandise, or in the case of services, at the time the service is provided.

All revenues that are not generated through real estate renovation and sales, or sale of merchandise and services are classified as other revenue and recognized when the earning process is complete.  The earning process is complete when there is existence of an arrangement, delivery has occurred or services rendered, the price is fixed or determinable and the collectability of the revenue is reasonable.

(c)

Stock Based Compensation.

Shares of the Company’s common stock were issued for services.  These issuances are valued at the fair market value of the services provided and the number of shares issued is determined based upon what the price of the common stock is on the date of each respective transaction.  For those transactions without a fair market value in the service contract, the Company values the shares issued for services at the fair market value of its common stock on the grant date.

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

(e)

Investment in Unconsolidated Investee.

Entities in which the Company does not have a controlling financial interest (and therefore are not consolidated) but in which the Company exerts significant influence (generally defined as owning a voting interest of 20% to 50%, or a partnership interest greater than 3%) are accounted for under Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”.  The Company accounts for its investments in The Male Room and St. Clair under the equity method of accounting and records its share of income as a component in its consolidated statement of operations.

Forward Looking Statements.

Information in this Form 10-Q contains “forward looking statements” within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended.  When used in this Form 10-Q, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward looking statements.  These are statements that relate to future periods and include, but are not limited to, statements regarding the adequacy of cash, expectations regarding net losses and cash flow, statements regarding growth, the need for future financing, dependence on personnel, and operating expenses.

Forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, those discussed above as well as the risks set forth above under “Factors That May Affect Operating Results.”  These forward looking statements speak only as of the date hereof.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward looking statements contained herein to reflect any change in expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of the principal executive officer/principal financial officer, of disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based upon the evaluation, the principal executive officer/principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level to ensure that information required to be disclosed by it in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms since the Company is currently late in filing this Form 10-Q.  The principal executive officer/principal financial officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer/principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There have been no material developments in the legal proceedings as previously disclosed in response to Item 3 of Part I of the Company’s latest Form 10-K.

ITEM 1A.  RISK FACTORS.

There have been no material changes in the risk factors as previously disclosed in response to Item 1A.of Part I of the Company’s latest Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .

On January 21, 2009, the Company issued 71,428,571 restricted shares of common stock for officer compensation valued at $500,000 (contract value) at $0.007 per share in accordance with the President’s employment agreement dated January 1, 2008.

On February 6, 2009, the Company issued 2,000,000 shares of restricted common stock for services of $20,000 at $0.01 per share.

On February 17, 2009, the Company issued 300,000 shares of restricted common stock for services to a related party of $60,000 at $0.20 per share (contract price).

On January 15, 2009, the Company’s subsidiary NYC Liquidation Group converted two notes payables into member’s equity totaling $125,000.

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

Dated: September 16, 2009

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

10.8

Stock Purchase Agreement between City Capital Corp and Purchaser, dated January 30, 2009 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 1, 2009).

10.9

Consulting Services Agreement between the Company and Web3Direct, Inc., dated June 5, 2008 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on September 3, 2009).

10.10

Agreement Between the Company and REIAssure, Inc., dated June 5, 2008 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on September 3, 2009).

10.11

Purchase Agreement between the Company and 39th Street, dated January 29, 2009 (filed herewith).

10.12

Purchase Agreement between the Company and Blue Ridge, dated March 12, 2009 (filed herewith).

10.13

Escrow Agreement between the Company and Ichiban Ventures, Inc., dated January 16, 2009 (filed herewith).

10.14

General Release, Termination and Indemnification Agreement between Guiseppe Aralia and the Company dated January 16, 2009 (filed herewith).

10.15

Asset Purchase Agreement between the Company and LA Juice, dated February 20, 2009 (filed herewith).

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

21

Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Form 10K filed on May 20, 2009).

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