Form 10-Q
period 2009-06-30
CITY CAPITAL CORP
filed 2010-01-15
CIK 793986

  U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM  _____ TO _________

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer   ☐

Accelerated filer   ☐

Non-accelerated filer     ☐

Smaller reporting company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐   No ☒

As of January 5, 2010, the Company had 103,326,044 shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CITY CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$124,589	$213,988
Accounts receivable	29,130	--
Prepaids	3,712	3,462
Note receivable	18,000	18,000
Note receivable – related party	1,762,636	1,924,731
Other receivable	50,000	40,000
Inventory – homes for sale	48,891	100,094
Inventory – food, beverage & gas	50,000	--
Assets held for sale, net of liabilities of $41,919 and $373,838 at
June 30, 2009 and December 31, 2008, respectively	490,015	53,807
Other asset	21,186	15,862
Total current assets	2,598,159	2,369,944
Investment in unconsolidated investee	80,487	106,817
Fixed asset, net of accumulated depreciation of $1,480
and $0 at June 30, 2009 and December 31, 2008, respectively	56,420	5,000
Goodwill	337,100	--
Domain names	50,000	50,000
Total Assets	$3,122,166	$2,531,761

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$310,669	$83,148
Accrued consulting – related party	95,694	95,694
Accrued expense- related party	38,783	--
Deferred Revenues	78,318	--
Unsecured liability including accrued interest of $16,667 and
$16,667 at June 30, 2009 and December 31, 2008, respectively	616,249	616,249
Notes payable including accrued interest of $224,345 and
$139,085 at June 30, 2009 and December 31, 2008, respectively	5,762,938	3,757,556
Convertible debentures including interest of $61,823 and $56,835
at June 30, 2009 and December 31, 2008, respectively	166,823	161,835
Debt derivative	34,990	104,956
Total current liabilities	7,104,464	4,819,438
Long Term Liabilities:
Long term note payable including accrued interest of $6,132 and
$0 at June 30, 2009 and December 31, 2008, respectively	381,632	20,000
Total liabilities	7,486,987	4,839,438
Stockholders’ Deficit:
Common stock: $0.001 par value; authorized 235,000,000 shares;
issued and outstanding 95,126,044 and 4,597,473
at June 30, 2009 and December 31, 2008, respectively	95,126	4,597
Additional paid-in capital	10,924,393	9,839,920
Accumulated deficit	(14,690,613)	(12,152,194)
Stock subscription receivable	(580,000)	--
Total stockholders’ deficit	(4,251,092)	(2,307,677)
Non-controlling interest	(112,836)	--
Total Liabilities and Stockholders’ Deficit	$3,122,166	$2,531,761

See Accompanying Notes to Condensed Consolidated Financial Statements

CITY CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	30-Jun		30-Jun
	2009	2008	2009	2008
Commission revenues	$--	$64,129	$--	$71,129
Food & beverage revenue	--	--	--	--
Laundry revenue	--	--	--	--
Seminar revenue	599	--	5,599	--
Retail revenue	--	--	--	--
Oil and gas revenue	726,123	--	726,123	--
House sales	--	--	49,473	--
Infomercial revenues	88,918	--	88,918	--
Other revenues	1,372	27,374	3,319	27,374
Total Revenues	817,012	91,503	873,432	98,503
Cost of Revenues	1,043,965	--	1,106,484	--
Cost of Revenues Rental	--	--	--	--
Total Cost of Revenue	1,043,965	--	1,106,484	--
Gross Profit	(226,953)	91,503	(233,052)	98,503
Operating, general and administrative expenses
Compensation expense	589,467	630,100	975,779	759,600
Consulting expense	169,731	267,869	261,248	459,568
Market and investor relation expense	389,591	127,313	525,879	242,541
Depreciation expense	1,480	--	1,480	--
Other selling, general, and administrative expenses	382,008	210,552	402,854	332,988
Selling, General, and Administrative Expenses	1,532,277	1,235,834	2,167,240	1,794,697
Operating Loss	(1,759,230)	(1,144,331)	(2,400,292)	(1,696,194)
Non-operating expense (income)
Interest expense (net of interest income)	199,192	90,243	344,412	243,590
Loss on investment in unconsolidated subsidiary	106,816	--	118,253	--
Gain on extinguishment of debt	--	(879,632)	--	(879,632)
Change in fair value of debt derivative	(114,917)	259,902	(69,966)	245,589
Gain on deconsolidation of subsidiary	1	--	(346,404)	--
	191,091	(529,487)	46,295	(390,453)
Loss before discontinued operations	(1,950,321)	(614,844)	(2,446,587)	(1,305,741)
Loss (gain) on discontinued operations	(276,675)	29,296	426,543	62,094

Net Loss	(1,673,646)	(644,140)	(2,873,130)	(1,367,835)
Less: Net loss attributable to the noncontrolling interest	(312,277)	--	(334,711)	--

Net Income Attributable to City Capital Corp	$(1,361,369)	$(644,140)	$(2,538,419)	$(1,367,835)

Basic and Diluted Loss Per Common Share - before disco	$(0.02)	$(0.14)	$(0.03)	$(0.37)
Discontinued Operations	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Basic and Diluted Loss Per Common Share - Net Loss	$(0.02)	$(0.15)	$(0.03)	$(0.39)
Weighted Average Number of Common Shares - basic and diluted	92,406,264	4,398,019	80,181,056	3,513,461

See Accompanying Notes to Condensed Consolidated Financial Statements

CITY CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(2,538,419)	$(1,367,835)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization expense	24,387	34,077
Stock issued for services	95,000	389,097
Stock issued for accounts payables	--	11,500
Stock issued for debt and interest expense	--	50,000
Stock issued for officer compensation	500,000	500,000
Gain on deconsolidation of subsidiary	(346,404)	--
Loss on discontinued operations	1,373	--
Non-controlling interest	(237,836)	--
Fair value of debt derivative	(69,966)	245,589
Gain on extinguishment of debt	--	(879,632)
Equity in (earnings) loss of unconsolidated subsidiaries	118,257	--
Impairment of fixed assets	34,691	--
Impairment of intangible assets and goodwill	188,067	--
Change in operating assets and liabilities:
Decrease in restricted cash – security deposits	--	4,716
(Increase)/decrease in accounts receivable	(29,130)	771
(Increase) in prepaid expense	(2,673)	(471)
Decrease/(increase) in notes receivable-related party	162,095	(40,317)
(Increase) in other receivable	(10,000)	--
Decrease in inventory – homes for sale	51,203	--
(Increase) in inventory – food, beverage, oil	(63,541)	--
Decrease/(increase) in other assets	(24,029)	719
Increase in accounts payable and accrued expense	280,344	24,946
Increase in deferred revenues	78,318	--
(Decrease) in security deposits	--	(2,896)
Increase in accrued interest	127,380	57,829
Net cash used in operating activities	(1,660,883)	(971,907)

Cash flows from investing activities:
Acquisition of business, net of equipment purchased	(761,054)	--
Proceeds from discontinued operations and gain	350,000	--
on deconsolidation of subsidiary
Assets held for sale	53,807	--
Purchase of equipment	(348,964)	(5,000)
Investment in unconsolidated subsidiary	(91,927)	--
Net cash used in investment activities	(798,138)	(5,000)

Cash flows from financing activities:
Proceeds from notes payable	2,420,360	1,115,000
Payments for notes payable and unsecured liability	(50,738)	(50,308)
Accrued expense-related party	--	(100,000)
Net cash provided by financing activities	2,369,622	964,692

(Decrease) increase in cash	(89,399)	(12,215)
Cash at beginning of period	213,988	45,499
Cash at end of period	$124,589	$33,284

See Accompanying Notes to Condensed Consolidated Financial Statements

CITY CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(continued)

	For the six months ended
	June 30,
	2009	2008

Supplemental disclosure of cash flow information
Interest paid	$167,005	$94,476
Non-cash investing and financing activities:
Accrued interest added to note payable	$31,000	$--
Note receivable and interest income exchanged for accounts
payable accrued expenses and debt	$--	146,991
Equity in subsidiary in exchange for note payable	$125,000	$--
Conversion of unsecured liability to note payable	$--	$40,000
Stock receivable from excess shares issued for compensation agreement	$--	$2,115
Release of stock payable	$--	$12,023
Re-classification of the subsidiaries of City Juice and City Laundry to assets held for sale, net	$490,015	$--

See Accompanying Notes to Condensed Consolidated Financial Statements

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Organization.

The accompanying unaudited condensed consolidated financial statements of City Capital Corporation, a Nevada corporation (“Company”), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K as may be amended.  Operating results for the period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. As used in these Notes to the Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to City Capital Corporation and, unless the context indicates otherwise its consolidated subsidiaries.

Subsidiaries:

Goshen Energy, Inc. (“Goshen”), a Nevada corporation organized on August 10, 2006, engages in the buying, selling, and drilling of oil and gas.  The Company is also actively engaged in the exploration of bio fuel development and production opportunities domestically and globally through available business opportunities.

City Laundry Services, LLC (“City Laundry”), a Missouri limited liability company, organized on January 22, 2009 engages in purchasing businesses in the cleaning arena.  City Laundry purchased 100% of the assets in 39 th Street Laundromat (“39th Street”), a Missouri company on February 6, 2009, and 100% of the assets in Blue Ridge Cleaners (“Blue Ridge”), a Missouri company on March 23, 2009.  On April 24, 2009 the Company purchased a 100% of the assets of an express laundry location (“Express Cleaners”) in Kansas.  All subsidiaries of City Laundry are available for sale as the normal course of business of City Capital is the development, growth and sale of operating companies.

City Juice Systems KS, LLC (“City Juice”), a Kansas limited liability company, organized on February 16, 2009 engages in purchasing businesses in the food and beverage arena.  On February 20, 2009, City Juice purchased 100% of the assets in L.A. Juice Company, Inc. (“L.A. Juice”), a Kansas corporation, and 100% of the assets of Blends 101, LLC (“L.A. Juice 2”), a Kansas limited liability company.  L.A. Juice 2 closed in August 2009, and both subsidiaries of City Juice are available for sale as the normal course of business of City Capital is the development, growth and sale of operating companies.

City Beauty Systems, LLC (“City Beauty”), a Missouri limited liability company, organized on March 31, 2009 engages in purchasing businesses in the health and beauty arena.  The Company is exploring new revenue opportunities and markets for this subsidiary.

City Capital Petroleum, LLC (“City Petroleum”), a New York limited liability company, was originally organized in Missouri on January 26, 2009, and dissolved and re-organized in New York on April 10, 2009.  City Petroleum engages in purchasing businesses in the oil and gas industry.  On April 3, 2009, City Petroleum purchased 100% of the assets at a gas station and convenience store located in Brookhaven, New York (“O.K. Petroleum”).

Nitty Gritty, LLC (“Nitty Gritty”), a Missouri limited liability company, organized on October 6, 2008 provides a subscription based online forum, social network, and training network where members learn "All Things Internet Marketing”.

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A 33% interest and managing member in The Millionaire Lifestyle Group, LLC ("Millionaire"), a Missouri limited liability company, organized August 21, 2008, a web based initiative that provides self-help mentoring and training seminars.

A 2.18% interest and managing member in NYC Liquidation Group, LLC (“NYC Liquidation Group”), a New York limited liability company, organized January 5, 2009.  On January 16, 2009, NYC Liquidation Group purchased 100% of the assets in Ichiban Ventures, Inc. (“Ichiban”), a New York corporation that owns two retail EBay drop off locations.  The two locations were closed and the EBay stores discontinued in July 2009, the existing locations are being renovated and outfitted for a profitable venture in the gaming arena.  The Company is awaiting licensing approval in the New York area.

A 40% interest in The Male Room, LLC (“The Male Room”), a New York limited liability company, organized on March 9, 2005, that provides salon services to males.

A 20% interest in St. Clair Superior Apartment, Inc. (“St. Clair Superior”), an Ohio corporation organized February 23, 2000, which operates an apartment complex.

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

Cash and Equivalents.

For the Statement of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of June 30, 2009 or December 31, 2008.

Concentrations.

The Company maintains cash balances at highly-rated financial institutions throughout the United States.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  As of June 30, 2009 and December 31, 2008 the Company had zero and one bank account in excess of $250,000.  The Company has not experienced any losses in such account.

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

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventory – Food and Beverage.

Inventory – food and beverage is stated at the lower of cost (on a first-in, first-out basis) or market and consist primarily of restaurant food, paper, equipment and supplies.

Inventory – Gas and oil.

Inventory – Gas and oil is stated at the lower of cost (on a last-in, first-out basis) or market and consists primarily of gasoline.

Property and Buildings.

Property and buildings is stated at cost and is depreciated over the estimated useful lives of the related assets using the straight-line method.

Goodwill and Intangibles.

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business acquisitions. The remaining useful life of the intangible asset is evaluated at least annually for impairment.  As of June 30, 2009 the goodwill for all City Laundry and City Juice subsidiaries have been re-classed to assets held for sale in connections with the Company’s commitment to sell the entities.  The Company has also expensed to discontinued operations the entire goodwill and intangible balance of Ichiban in connection with the discontinuation of the EBay store location.

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

If the embedded derivative instrument is determined not to be clearly and closely related to the host contract, is not currently measured at fair value with changes in fair value reported in earnings, and would qualify as a derivative instrument, the embedded derivative instrument is recorded apart from the host contract and carried at fair value with changes recorded in current-period earnings.  As of June 30, 2009 and December 31, 2008, the Company determined that the conversion feature of its convertible debentures qualified for this treatment.  The change in the fair value of debt derivative as reported in the Company’s condensed consolidated statements of operations was ($69,966) and $245,589 as of June 30, 2009 and 2008, respectively.

Debt Modification.

If at any time the Company is not able to pay back outstanding debt upon the maturity date, the Company actively works with the note holder to modify the terms of the agreement.  All modifications to debt are evaluated for debt extinguishment in accordance with Emerging Issues Task Force (“EITF”) No. 96-19, “Debtor’s Accounting for a

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Revenues from the self enrichment, food and beverage, laundry, oil and gas and retail segments arise from the sale of merchandise and services.  We recognize revenue when the customer takes possession of the merchandise, or in the case of services, at the time the service is provided.

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

Non-Controlling Interest

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (“ARB”) No. 51” (“SFAS 160”). SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the condensed consolidated statement of operations. We have recorded a deficit of $334,711 as a result of the Company’s non-controlling interest in Millionaire and NYC Liquidation Group.

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

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In June 2009, the FASB issued SFAS 165, “Subsequent Events,” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

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

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its interim report on Form 10-Q for the period ended September 30, 2009. This will not have an impact on the consolidated results of the Company.

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2.  GOING CONCERN

The Company generated revenues of $873,432 during the six months ended June 30, 2009; however, the Company will continue to be dependent upon its ability to obtain additional debt or equity financing to accomplish its business strategy and to ultimately achieve profitable operations.  As shown in the accompanying interim condensed consolidated financial statements, the Company has incurred a net loss of $2,538,419 for the six months ended June 30, 2009 and has reported an accumulated deficit of $14,690,613 as of June 30, 2009.  This raises substantial doubt as to the Company’s ability to continue as a going concern.  The Company is dependent on more fully implementing the Company’s business plan as described in the Company’s 2008 Form 10-K.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3. FAIR VALUE

In accordance with SFAS No. 157 the table below sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy.  As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value at June 30, 2009
	Total	Level 1	Level 2	Level 3
Assets:
None	$ --	$ --	$ --	$ --
	$ --	$ --	$ --	$ --
Liabilities:
Debt derivative	$ 34,990	$ 34,990	$ --	$ --
	$ 34,990	$ 34,990	$ --	$ --

NOTE 4.  NOTE RECEIVABLE - RELATED PARTY TRANSACTION

As of June 30, 2009 the Company holds a note receivable from AmoroCorp with an outstanding balance of $1,762,636. The President of the Company is also the President and a majority preferred shareholder of the debtor. The Company’s President has agreed to apply any accrued unpaid officer compensation received from City Capital Corporation to this receivable at each quarter period end, at his sole discretion.

This note receivable decreased for the six months ended June 30, 2009 by $162,095 due to the following components:

Balance at December 31, 2008	$ 1,924,731
Increase in note due to payables paid on behalf of AmoroCorp by the Company	96,541
Decrease in note due to partial payment	(253,636)
Balance at June 30, 2009	$ 1,762,636

Additionally, the Company holds two notes receivables for two unrelated parties of $10,000 and $8,000.

	June 30, 2009	December 31, 2008
Note receivable to a third party, principal and interest of 12% due in one lump sum in August 2009.	$ 10,000	$ 10,000
Note receivable to a third party, interest of 10% payable semi annually, and principal due in one lump sum due in October 2009.	8,000	8,000
Balance at June 30, 2009 and December 31, 2008	$ 18,000	$ 18,000

CITY CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

NOTE 5.  INVENTORY - HOMES FOR SALE

The Company purchased three redevelopment houses in the Kansas City, Missouri real estate market during the third quarter of 2008.  In March 2009 the second property was sold and recognized as home sales on the Company’s condensed consolidated statement of operations.

NOTE 6.  SALE OF SUBSIDIARY

On January 30, 2009 the Company transferred 80% of its interest in its subsidiary, St. Clair Superior Apartment Inc. to a third party.  Subsequent to the sale, the Company continues to hold a 20% non-controlling interest in the subsidiary and has recorded its investment under the equity method. Additionally, revenues and expenses for January 2009 have been presented as a loss from discontinued operations in the consolidated statements of operations of $203,785 as of June 30, 2009.  As of June 30, 2008, we reclassified all St. Clair Superior revenues and expenses to discontinued operations resulting in a loss from discontinued operations of $62,094.

In accordance with FAS 160, the Company took the difference between the aggregate of the consideration received of $350,000 plus the fair value of the retained 20% non-controlling interest in St. Clair Superior at the date of deconsolidation of $58,927 minus the net carrying amount of St. Clair Superior’s assets and liabilities of $62,523.  This resulted in a gain on the deconsolidation of subsidiary of $346,404 as of June 30, 2009.

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

In September and October 2009 the Company committed to make available the sale of all of City Juice’s subsidiaries, L.A. Juice and L.A. Juice 2, and City Laundry’s subsidiaries, 39 th Street, Blue Ridge, and Express Cleaners.  Due to the commitment to sell, the assets and liabilities of these subsidiaries have been presented as assets held for sale.  Additionally, revenues and expenses have been presented as a loss on discontinued operations in the consolidated statement of operations of $203,785 as of June 30, 2009.

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following assets and liabilities have been presented as assets held for sale, net of liabilities as of June 30, 2009.

June 30, 2009
Beginning balance of Assets held for sale	$ 53,807
Sale of 80% of Hodge School	(53,807)
Inventory- Juice	5,009
Inventory- Laundry	8,532
Prepaids- Juice	2,423
Security deposits- Juice	2,988
Security deposits- Laundry	15,717
Fixed assets, net- Juice	58,819
Fixed assets, net- Laundry	190,418
Intangible, net- Juice	26,086
Intangible, net- Laundry	59,306
Goodwill- Juice	4,846
Goodwill- Laundry	134,875
Accounts payable- Juice	(12,872)
Accounts payable- Laundry	(6,132)
Total assets held for sale as of June 30, 2009	$ 490,015

NOTE 7: ACQUISITION PURCHASES

On January 16, 2009, the Company’s subsidiary, NYC Liquidation purchased assets from Ichiban Ventures, Inc. for $222,758 which owns two retail EBay drop off locations.  These assets have been impaired as of June 30, 2009 due to the closer and discontinuation of the EBay drop off locations.  The space is being converted and repositioned into a more profitable model.

Fixed assets	$ 31,693
Intangible- 3 year agreement not to compete	72,000
Goodwill	119,065
Total price	$ 222,758

On February 6, 2009, the Company’s subsidiary, City Laundry purchased assets from 39 th Street Laundromat for $97,625 which operates a laundromat in Missouri.  These assets have been re-classed to assets held for sale as of June 30, 2009 in connection with the Company’s commitment to sell 39 th Street.

Fixed assets	$ 55,208
Intangible- 3 year agreement not to compete	5,000
Goodwill	37,417
Total price	$ 97,625

On February 20, 2009, the Company’s subsidiary, City Juice purchased assets from L.A. Juice Company, Inc. for $60,635 which operates a juice bar in Kansas.  These assets have been re-classed to assets held for sale as of June 30, 2009 in connection with the Company’s commitment to sell L.A. Juice.

Fixed assets	$ 28,556
Intangible- 2 year agreement not to compete	27,230
Goodwill	4,849
Total price	$ 60,635

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On March 23, 2009, the Company’s subsidiary, City Laundry purchased assets from Blue Ridge Cleaners for $148,500 which operates a laundromat in Missouri.  These assets have been re-classed to assets held for sale as of June 30, 2009 in connection with the Company’s commitment to sell Blue Ridge.

Fixed assets	$ 53,142
Intangible- 3 year agreement not to compete	30,000
Goodwill	65,358
Total price	$ 148,500

On April 2, 2009, the Company’s subsidiary, City Juice purchased assets of L.A. Juice 2 for $32,500 which operates a juice bar in Kansas.  These assets have been re-classed to assets held for sale as of June 30, 2009 in connection with the closing of this location and the Company’s commitment to sell L.A. Juice 2.

Fixed assets	$ 28,567
Intangible- 2 year agreement not to compete	3,933
Total price	$ 32,500

On April 3, 2009, the Company’s subsidiary, City Petroleum purchased assets of O.K. Petroleum, gas stations in New York.

Fixed assets	$ 52,900
Inventory	50,000
Goodwill	337,100
Total price	$ 440,000

In April 24, 2009, the Company’s subsidiary City Laundry purchased the assets of Express Cleaners, a laundry drop off location in Kansas for $150,000.  These assets have been re-classed to assets held for sale in connection with the Company’s commitment to sell this location.

Fixed assets	$ 87,900
Intangible- 3 year agreement not to compete	30,000
Goodwill	32,100
Total price	$ 150,000

NOTE 8:  FIXED ASSETS

On January 16, 2009, the Company’s subsidiary, NYC Liquidation purchased Ichiban Ventures, Inc. which owns a chain of retail EBay drop off locations.  Purchased in the acquisition were assets with a fair value of $31,693.  As of June 30, 2009 these assets have been discontinued in connection with the closure and discontinuation of the EBay retail drop off locations.  The actual space is being repositioned into a more profitable business model.

On February 6, 2009, the Company’s subsidiary, City Laundry purchased 39 th Street Laundromat which operates a laundromat in Missouri.  Purchased in the acquisition were assets with a fair value of $55,208.  As of June 30, 2009 these assets have been re-classed to assets held for sale in connection with the Company’s commitment to sell 39 th Street.

On February 20, 2009, the Company’s subsidiary, City Juice purchased L.A. Juice Company, Inc. which operates a juice bar in Kansas.  Purchased in the acquisition were assets with a fair value of $28,556. An additional vehicle of $7,000 was purchased for this subsidiary.  As of June 30, 2009 these assets have been re-classed to assets held for sale in connection with the Company’s commitment to sell L.A. Juice.

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On March 23, 2009, the Company’s subsidiary, City Laundry purchased Blue Ridge Cleaners which operates a laundromat in Missouri.  Purchased in the acquisition were assets with a fair value of $53,142.  As of June 30, 2009 these assets have been re-classed to assets held for sale in connection with the Company’s commitment to sell Blue Ridge.

On April 2, 2009, the Company’s subsidiary, City Juice purchased assets of L.A. Juice 2 which operates a juice bare in Kansas.  Purchased in the acquisition were assets with a fair value of $28,567.  As of June 30, 2009 these assets have been re-classed to assets held for sale in connection with the closing of this location Company’s commitment to sell L.A. Juice 2.

On April 3, 2009, the Company’s subsidiary, City Petroleum purchased assets of O.K. Petroleum, a gas station in New York.  Purchased in the acquisition were assets with a fair value of $52,900.

On April 24, 2009, the Company’s subsidiary, City Laundry purchased the assets of Express Cleaners which operates a laundry drop off location.  Purchased in the acquisition were assets with a fair value of $87,900.

Additionally, the Company purchased equipment worth $5,000 for its subsidiary company, Goshen.  As of June 30, 2009, the equipment has not been put into production and no depreciation has been expensed.

Fixed assets and accumulated depreciation consists of the following:

	June 30, 2009	December 31, 2008
Equipment	$ 57,900	$ 5,000
	57,900	5,000
Accumulated depreciation	(1,480)	--
Net book value of fixed assets	$ 56,420	$ 5,000

NOTE 9:  GOODWILL AND INTANGIBLES

Goodwill and intangible assets were purchased with the acquisition of Ichiban, 39 th Street, Blue Ridge, L.A. Juice, O.K. Petroleum and Express Cleaners.  The purchase price allocation of fair market values includes values assigned to intangible assets and a portion allocated to goodwill.  As of June 30, 2009 goodwill from Ichiban has been expensed as discontinued operations due to the closure and discontinuation of the EBay drop off locations.  Additionally, 39 th Street, Blue Ridge, L.A. Juice, Express Cleaners goodwill has been re-classed to assets held for sale in connection with the Company’s commitment to sell these subsidiaries.

Included in the purchase price of Ichiban, 39 th Street, Blue Ridge, L.A. Juice, L.A. Juice 2, and Express Cleaners were agreements not to compete with previous owners.  As of June 30, 2009 all of these intangible assets have been re-classed to assets held for sale in connection with the Company’s commitment to sell these subsidiaries.

On October 1, 2008, the Company purchased domain names from a third party for $50,000.  The domain features an online subscription based forum, social network, and marketing training for members.  As of June 30, 2009, the domain names had no impairment.  The Company expects to generate revenues on the asset through its subsidiary, Nitty Gritty, starting in late 2009.

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10:  INVESTMENT IN UNCONCOLIDATED INVESTEE

In October 2008, the Company purchased a 40% interest in The Male Room for $125,000. The Male Room is a New York based salon that specializes in male spa services.  For the six months ended June 30, 2009, The Male Room reported net income of $10,636, of which the Company recorded $4,255 as an increase of investment in unconsolidated investee.

On January 30, 2009, the Company sold majority of its ownership in St. Clair Superior Apartments (Note 6).  For the five months ended June 30, 2009, St. Clair Superior reported a net loss of $57,202, of which the Company recorded $11,440 as a decrease in investment in unconsolidated investee.

June 30, 2009
Balance in unconsolidated investee at December 31, 2008	$ 106,817
20% interest in St. Clair Superior	58,927
Additional investment for expenses paid on behalf of St. Clair Superior	33,000
20% net loss for the five months ended June 30, 2009 of St. Clair Superior	(11,440)
Impairment of The Male Room	(106,817)
Investment in unconsolidated investee at June 30, 2009	$ 80,487

NOTE 11:  DEFERRED REVENUES

In the second quarter of 2009, the Company launched an infomercial on self help techniques.  Payment for the merchandise from the infomercial is processed and then sent to the customer within 2-4 weeks.  Revenue is recognized upon the shipment of merchandise.  The Company has recorded $78,318 in deferred revenues as of June 30, 2009.

NOTE 12:  UNSECURED LIABILITY

In April 2007, the Company entered into an agreement with an independent third party (“Client 1”) to provide consulting services to invest funds of Client 1 in real estate related ventures.  As compensation for this service the Company is paid 20% of the gross proceeds received each month by Client 1 as a result of service performed by the Company until the client received gross proceeds of $100,000.  After Client 1 has received gross proceeds of $100,000 the Company fee increases to 80% of the gross proceeds received each month by Client 1.  As of June 30, 2009, the Company has received $500,000 from Client 1 and has accounted for this as an unsecured liability.  The Company has not yet invested those funds in real estate projects that have generated profit.  In the first quarter of 2008, the Company and the client verbally agreed to a quarterly return on the investment of $25,000.  The Company has accrued interest of $16,667 and $16,667 of June 30, 2009 and December 31, 2008.

In May 2007, the Company entered into an agreement with a different independent third party (“Client 2”) to provide consulting services to invest funds of Client 2 in real estate related ventures.  As compensation for this service, the Company is paid $5,000 per month over six years. As of June 30, 2009 and December 31, 2008, the Company has received $49,582 from Client 2 for investment purposes and has accounted for this an unsecured liability.  The Company has not yet invested those funds in real estate projects that have generated profit.

In December 2008, the Company received funds held for investment of $50,000 from an independent third party (“Client 3”).  In January 2009, the funds were returned to Client 3.

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13:  NOTES PAYABLE

The Company’s notes payable as of June 30, 2009 consist of the following:

Interest	Description	June 30, 2009	December 31, 2008
0%	Two note payables, principal and interest due on demand	57,242	57,242
28%	Note payable to Trust Me I, LLC, principal due March 9, 2009. Interest of $35,000 payable semiannually effective July 17, 2007. The maturity date was amended from March 2009 to February 2011 payable in four installments. Two of the installments are current as of June 30, 2009.	279,865	543,783
12%	Note payable to an individual, principal due in the second quarter of 2009. Interest payable quarterly. (1)	31,133	32,348
16%	Note payable to Lucian Group, principal due third quarter of 2009. Interest payable quarterly.	90,130	84,576
10%	Note payable to an individual, principal and interest due in one lump sum in the fourth quarter of 2009.	42,328	40,333
20%	Note payable to an individual, principal and interest due in one lump sum in the second quarter of 2009. (1)	99,934	60,016
10%	Two notes payable to individuals, principal and interest due in the second quarter of 2009. One notes maturity date was amended in the second quarter of 2009 to the second quarter of 2010. One note in default (1)	101,328	179,709
12%	Note payable to an individual, principal and interest due in the first quarter of 2009. The maturity date was amended in the first quarter of 2009 to the first quarter of 2010.	85,551	93,600
10%	Four notes payable to individuals, principal and interest due in one lump sum in the first quarter of 2009. One notes maturity date amended from to the fourth quarter of 2009. Two notes amended to the first quarter of 2010, and one note repaid as of June 30, 2009.	186,570	205,359
5%	Note payable to an individual, principal and interest due in one lump sum in the second quarter of 2009. This notes maturity date was extended to the first quarter of 2010.	20,219	20,723
10%	Ten notes payable to individuals, principal and interest due in one lump sum in the second quarter of 2009. One notes maturity date amended to the third quarter of 2009. Five notes maturity date amended to the first quarter of 2010. One notes accrued interest of $8,000 added as principal to an existing note of $80,000. One notes maturity date amended to the second quarter of 2010, and two notes are in default. (1)	656,520	754,206
20%	Note payable to an individual, principal and interest due in one lump sum in the second quarter of 2009. Principal added to an existing note of $60,000.	--	40,000
8%	Note payable to an individual, principal and interest due in the second quarter of 2009. Principal and interest payments monthly.	103,224	100,908
10%	Note payable to individual, principal due in the second quarter of 2009 with interest payable semi annually. This notes maturity date has been extended till the first quarter of 2010.	155,722	163,536
10%	Three notes payable to individuals, principal due in the third quarter of 2009 with interest payments monthly. All interest is current as of the filing of this form. One notes maturity date amended to the third quarter of 2010.	137,170	137,226
10%	Eight notes payable to individuals, principal and interest due in one lump sum in the third quarter of 2009.	388,473	378,600

(1)  In default.  Management is currently attempting to renegotiate these pieces of debt.

 (…continued)

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(…continued)

Interest	Description	June 30, 2009	December 31, 2008
10%	Twenty eight notes payable to individuals, principal and interest due in one lump sum in the fourth quarter of 2009.	888,370	865,391
10%	Note payable to an individual, principal and interest due in one lump sum in the fourth quarter of 2009. The maturity date was to the first quarter of 2010.	20,000	--
10%	Ten notes payable to individuals, principal and interest due in one lump sum in the first quarter of 2010.	570,631	--
13%	Note payable to an individual, principal and interest due in one lump sum in the fourth quarter of 2009.	25,840	--
15%	Nine notes payable to individuals, principal and interest due in one lump sum in the first quarter of 2010.	830,514	--
20%	Eight notes payable to individuals, principal and interest due in one lump sum in the first quarter of 2010.	610,748	--
10%	Two notes payable to individuals, principal and interest due in the second quarter of 2009. The maturity date was amended to the first quarter of 2010.	163,027	--
10%	Two notes payable to individuals, principal and interest due in the second quarter of 2010.	199,042	--
6%	Note payable to an individual, principal and interest due in the second quarter of 2010.	19,358	--

	Total Short Term	5,762,938	3,757,556

10%	Note payable to an individual, principal and interest due in one lump sum in the fourth quarter of 2009. The maturity date was amended in the first quarter of 2009 to be due the first quarter of 2010. This note was re-classed to short term as of March 31, 2009.	--	20,000
28%	Note payable to Trust Me I, LLC, principal due March 9, 2009. Interest of $35,000 payable semi annually from March 2009 to February 2011 payable in four installments of $125,000. Two installments are long term as of June 30, 2009.	250,000	--
12%	Note payable to an individual principal and interest due in one lump sum in the first quarter of 2011.	131,632	--
	Total notes payable	$ 6,144,570	$ 3,777,556

(1)  In default.  Management is currently attempting to renegotiate these pieces of debt.

NOTE 14:  GAIN ON EXINGUISHMENT OF DEBT AND DISCONTINUED OPERATIONS

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

As stated above, the Company sold a majority of its ownership in St. Clair Superior on January 30, 2009.  In accordance with the agreement, 80% of ownership was sold for $350,000.  The Company recorded a loss on discontinued operations of $203,785 and recorded as a gain on the deconsolidation of subsidiary of $346,404 as of June 30, 2009.  See Note 6.

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In July 2009, the Company closed and discontinued the two EBay drop off locations in New York.  As of June 30, 2009, all assets have been discontinued ($222,758), and the revenues and expenses re-classed to loss on discontinued operations.  The physical space is being repositioned into a better business model.

Additionally, the Company has committed to sell all of the subsidiaries of City Juice and City Laundry.  Accordingly, all of the revenues and expenses have been re-classed to loss on discontinued operations as of June 30, 2009.

NOTE 15:  RELATED PARTY TRANSACTIONS

As of March 31, 2009, the Company holds a note receivable from AmoroCorp with an outstanding balance of $1,762,636.  The President of the Company is also the President and a shareholder of the debtor.  See Note 4.

On January 1, 2008, the President of the Company entered into an employment agreement with the Company.  Under the terms of the agreement the President is to be paid a base amount of $500,000 per annum paid in monthly installments of $41,667.  Additional compensation is to consist of an annual bonus of the Company’s common stock of $500,000 valued on the effective renewal date of the agreement, one percent of any net operating income generated by the Company, and one percent of any funds raised and received by the Company based on the fundraising and marketing efforts of the President.  For the three months ended June 30, 2009, the President received $610,486 in payments in accordance with his employment agreement.

NOTE 16: STOCKHOLDER’S EQUITY

The authorized common stock of the Company consists of 235,000,000 shares of common stock with par value of $0.001.  The authorized preferred stock of the Company consists of 15,000,000 shares of preferred stock, designated as Series A, with a par value of $0.001.  As of June 30, 2009, the Company had no outstanding shares of preferred stock.

For the six months ended June 30, 2009, the Company issued common stock as follows:

(a)  71,428,571 restricted shares of common stock for officer compensation valued at $500,000 (contract value) at $0.007 per share in accordance with the President’s employment agreement dated January 1, 2008.

(b)  2,000,000 shares of restricted common stock for services of $20,000 at $0.01 per share.

(c)  300,000 shares of restricted common stock for services to a related party of $60,000 at $0.20 per share (contract price).

(d)  On April 6, 2009, the Company issued 12,500,000 restricted shares of common stock in error.  As of the date of this filing those shares have not yet been returned to the Company.

(e)  300,000 restricted shares of common stock for services valued at $15,000 ($0.05 per share).

(f)  On May 12, 2009, the Company issued 4,000,000 restricted shares of common stock in error.  These shares were returned in August 2009.

The Company’s subsidiary NYC Liquidation Group converted two notes payables into member’s equity totaling $125,000.  This has been recorded as minority interest as of June 30, 2009.

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 17: SEGMENT INFORMATION

The Company’s operating segments are strategic business units that offer different products and services.  Operating segments of the Company are real estate, self enrichment, oil and gas, laundry services, food and beverage, health and beauty, and retail.  The real estate segment consists of the Company’s credit-investor program, and renovated home inventory; the self enrichment segment consists of the subsidiary The Millionaire Lifestyle, LLC, Nitty Gritty, LLC and the self help infomercial ; the oil and gas segment consists of Goshen Energy, Inc. and City Petroleum and its subsidiaries; the laundry services segment consists of City Laundry and its subsidiaries; the food and beverage segment consists of City Juice and its subsidiaries; the health and beauty segment consists of City Beauty; and the retail segment consists of NYC Liquidation and its subsidiaries.  In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the gas and oil, laundry services, food and beverage, and self enrichment segments qualify as reportable segments and those subsidiaries that have been fully consolidated in the Company’s financial statements.  The real estate and beauty segment have been classified as “all other” in this footnote and all equity investments have been excluded as of June 30, 2009.  During the six months ended June 30, 2008 the Company did not have multiple reportable segments.

Self Enrichment.

On August 21, 2008, the Company organized The Millionaire Lifestyle Group, LLC, a Missouri limited liability company that offers a web based initiative that provides self-help mentoring and training seminars

On October 6, 2008, the Company organized Nitty Gritty, LLC a Missouri limited liability company that provides a subscription based online forum, social network, and training network where members learn "All Things Internet Marketing”.  This website was originally scheduled to launch in May 2009, however the launch was pushed back until the fourth quarter of 2009.

Gas and Oil.

The Company’s subsidiary, Goshen Energy, Inc. and City Petroleum, do business in the oil and gas industry.  During the second quarter of 2009, City Petroleum purchased a gas station located in New York.

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

Retail.

During the first quarter of 2009, the Company’s subsidiary NYC Liquidation Group purchased Ichiban that owns two retail drop off locations in which customers drop off items to be sold on Ebay located in New York.  All of the revenues and expenses for Ichiban have been re-classed to loss on discontinued operations in connection with the closure and discontinuation of the EBay drop off locations.

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other.

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

These operating segments did not meet the criteria for a reportable segment as of June 30, 2009.  When these segments activities increase, real estate, and health and beauty will be reportable segments for the Company.  Activity for these segments has been presented as “all other” in this footnote.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains and losses.

	Self Enrichment	Gas & Oil	Laundry	Food & Beverage	Retail	Other	Total
Gross profit from external customers	$(326,992)	$92,786	$--	$--	$--	$(2,165)	$(236,371)
Compensation expense	(141,771)	(125,156)	(94,514)	(94,514)	(94,514)	(47,257)	(597,724)
Consulting expense	(35,050)	(19,376)	(19,376)	(19,376)	(19,376)	(71,188)	(183,743)
Market and investor relation expense	(131,852)	(46,356)	(46,356)	(46,356)	(46,356)	(23,178)	(340,455)
Depreciation and amortization expense	--	(1,480)	--	--	--	--	(1,480)
Other selling, general, and administrative expenses	(64,245)	(168,721)	(83,990)	(84,094)	(33,265)	(35,479)	(469,795)
Segment operating loss before taxes and discontinued operations	$(699,910)	$(268,304)	$(244,236)	$(244,340)	$(193,511)	$(179,267)	$(1,829,568)

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenues
Total revenues from reportable segments	$820,640
Total other revenues	49,473
Total corporate revenues	203,319
Elimination of intercompany corporate revenues	(200,000)
Total consolidated revenues	$873,432

Profit or Loss
Total profit or loss from reportable segments	$(1,762,155)
Other profit or loss	(188,960)
Elimination of intercompany expense	200,000
Elimination of intercompany corporate revenues	(200,000)
Corporate expenses	(495,472)
Loss from discontinued operations	(426,543)
Minority interest	334,711
Net income (loss) before taxes	$(2.538,419)

Assets
Total assets for self enrichment segment	$50,464
Total assets for gas & oil segment	556,374
Total assets for laundry segment	20,384
Total assets for food & beverage segment	8,938
Total assets for retail segment	8,580
Total assets for other segments	48,891
Corporate assets	2,428,535
Consolidated total	$3,122,166

Liabilities
Accounts payable retail segment	$29,438
Accounts payable food & beverage segment	--
Notes payable & accrued interest gas & oil segment	677,255
Notes payable & accrued interest laundry segment	571,404
Notes payable & accrued interest food & beverage segment	227,542
Notes payable & accrued interest other segments	274,692
Unsecured liability oil & gas segment	300,000
Corporate accounts payable and accrued expense	416,600
Corporate notes payable & accrued interest	4,472,166
Corporate unsecured liability and other liabilities	517,890
Consolidated total	$7,486,987

NOTE 18:  SUBSEQUENT EVENTS

In July 2009, the Company’s two Ebay drop off retail locations owned 100% by NYC Liquidation was discontinued.  As of the second quarter of 2009, the Company has recorded all revenues and expenses as a loss on discontinued operations.

In September and October 2009, the Company committed to sell all of the subsidiaries under City Juice and City Laundry.  As of June 30, 2009, the Company has re-classed all assets and liabilities as assets held for sale, and revenues and expense as loss on discontinued operations.

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

In the area of biofuel, the Company’s subsidiary Goshen has partnered with universities to create and develop curriculum around bio-diesel production.  In 2008 the Company partnered with Mississippi Valley State University to develop a commercial biofuel production facility.  The venture is still in the development and testing stage.  The Company intends to have a commercial facility in production in 2010.

The model of partnering with higher learning educational institutions is something the Company will build on in 2010.  The Company is actively seeking partnerships with an additional five institutions by 2010.  The Company sees this model and bringing a new line of green jobs to rural and urban communities, as well as educating future generations of industries to come.

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

The Company will use this acquisition to allow it to leverage its capital to mentor and foster an environment not only for aspiring entrepreneurs, but also to serve as an incubator for developing companies and future additions to the companies diversified portfolio in 2010.

The site currently hosts a library of over 50-hours of digital content, video, training materials, searchable digital content, 38 domain names, 10,000+ person mailing list, more than 3,000 subscribers, and nearly 2,000 affiliate marketers. Members pay a monthly subscription fee, which will generate revenues for the Company.

During the first quarter of 2009 the Company increased its leveraged investments and holdings by creating four limited liability companies; City Juice Systems KS, LLC (“City Juice”), a Kansas limited liability company that engages in purchasing companies in the food and beverage arena; City Capital Petroleum, LLC (“City Petroleum”), a New York limited liability company that engages in purchasing companies in the oil industry; City Laundry Services, LLC, a Missouri limited liability company that engages in purchasing companies in the laundry arena; and City Beauty Systems, LLC, a Missouri limited liability company that engages in the health and beauty arena.  Each subsidiary is responsible for acquiring like companies with plans of operations that are similar to that of the acquiring subsidiary at a significant discount to market.  It is the intention of the Company to have the subsidiaries assists their acquired companies in turning a profit.  Subsequent to the turnaround, the Company will either sell or retain the acquisitions’ for cash flow as it sees fit.

In the six months ended June 30, 2009, the Company purchased two juice bar locations under City Juice, located in the Kansas area.  Both subsidiaries of City Juice are available for sale as the normal course of business of City Capital is the development, growth and sale of operating companies.

The Company is the managing partner of City Laundry, which is intended to be jointly owned by several of the other partner entities. The Company’s laundromats will operate under the name City Laundry, while the dry cleaners will operate as Express Cleaners.  In February 2009 the Company completed the first acquisition for this commercial laundry subsidiary, the acquisition of a 2,000 sq. ft./30-machine laundromat with annual revenues of approximately $108,000. Additionally, the Company purchased their second commercial laundry subsidiary located in the Kansas City area in March 2009.  In April 2009, the Company purchased a third drop off location in Kansas.  All subsidiaries of City Laundry are available for sale as the normal course of business of City Capital is the development, growth and sale of operating companies.

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

In April 2009, the Company’s subsidiary, City Petroleum purchased a gas station location in New York.

In the first quarter of 2009, the Company acquired a 2.18% equity stake, and management role in NYC Liquidation Group, LLC.  This firm recently acquired a chain of eBay drop off retail stores in the New York City area.  In July 2009, the Company closed and discontinued the two EBay drop off locations due to increased expenses and drop in revenues.  The physical space is being repositioned into a better business model.

Results of Operations for the Three Months Ended June 30, 2009 Compared to the Three Months Ended June, 2008.

(a)

Revenue and Cost of Revenue.

	June 30, 2009	June 30, 2008	$ Change	% Change
Revenue	$ 817,012	$ 91,503	$ 725,509	793%
Cost of Revenue	1,043,965	-	1,043,965	100%
Gross Profit	(226,953)	91,503	(318,456)	(348%)
Operating, General and Administrative Costs	1,532,277	1,235,834	296,443	24%
Net Operating Loss	$ (1,759,320)	$ (1,144,331)	$ (614,899)	54%

The Company had $817,012 of revenue for the three months ended June 30, 2009 compared to $91,503 for the three months ended June 30, 2008, an increase of $725,509 or 793%.  Revenue for the three months ended June 30, 2008 consisted $64,129 of commission revenues and $27,374 of other revenues from the CEO’s speaking engagements and book sales.  For the three months ended June 30 2009, revenues consisted of $89,517 from self enrichments infomercial and seminar sales, $726,123 from the new gas station purchased in April 2009, and $1,372 from other revenues.  Other revenues for the three months ended June 30, 2009 consisted of $1,372 from book sales .

Additionally, revenues from food and beverage, laundry, and retail have been re-classed to discontinued operations in connection with the Company’s commitment to sell all the subsidiaries of City Juice and City Laundry, and the discontinuation of the EBay drop off locations.

Costs of revenue were $1,043,965 for the three months ended June 30, 2009 compared to $0 for the three months ended June 30, 2008.  Cost of revenue consisted of the self enrichment segment ($410,628) for expenses for the infomercial and merchandise, and the oil and gas segment ($633,337) for inventory of the gas station.  Additionally, costs of revenues for the laundry, juice and retail segment were re-classified to discontinued operations in connection with the Company’s commitment to sell all of the subsidiaries of City Juice and City Laundry.

As previously discussed, during 2009, the Company increased its leveraging investments and holdings by creating five limited liability companies, whose focus is on the oil and gas, laundry, food and beverage, health and beauty, and retail industries.  Although the subsidiaries of City Juice and City Laundry are available for sale, the Company expects revenues for the oil and gas and self enrichment segments to increase during 2009.

For the three months ended June 30, 2009, the Company did not close on any properties and generated no revenues from the credit investor program. The Company is actively seeking new buyers and plans on increasing its closed properties each quarter; however, because this is a newly structured endeavor and given the current economic environment the Company is unable to reasonably predict what it may have on its financial statements in the next 12 months.

(b)

Operating, General and Administrative Expenses.

Operating, general and administrative expenses for the three months ended June 30, 2009 were $1,532,277 compared to $1,235,834 for the three months ended June 30, 2008, an increase of $296,443 or 24%.  The increase for the three months ended June 30, 2009 compared to 2008 was attributable to an increase in compensation ($40,633) due to an increased amount of employees in connection with our additional subsidiaries, marketing and investor relations ($262,278), depreciation ($1,480), and other selling, general and administrative expenses ($73,317) all due to the additional subsidiaries created and acquired during the first quarter of 2009.  Additionally, fees relating to St. Clair Superior have been re-classified to loss on discontinued operations in connection with the sale of majority of the Company’s ownership as of January 30, 2009.  Expenses for City Juice, City Laundry’s subsidiaries and Ichiban have also been re-classed to discontinued operations in connection with the Company’s commitment to sell all the subsidiaries of City Juice and City Laundry, and the close and discontinuation of the EBay drop off locations.

As previously discussed, during the first and second quarter of 2009, the Company increased its leveraging investments and holdings by creating five limited liability companies, whose focus is on the laundry, food and beverage, health and beauty, and retail industries.  Additionally, the Company subsidiaries, City Petroleum, City Laundry and City Juice each purchased an additional business during the second quarter of 2009.  Due to the increase in employees and operating costs, expenses are expected to increase during 2009.

(c)

Non-Operating Expense (Income).

Non-operating expense (income) increased by $720,578 or 136% for the three months ended June 30, 2009 compared to June 30, 2008.  The increase was attributed to increased interest expense ($108,949) due to a greater amount of note payables and loss on investment in subsidiary ($106,816), offset by a change in fair value of debt derivative ($374,819) for the three months ended June 30, 2009 compared to the same period in 2008.  In the three month period ended June 30, 2008, the Company recorded a significant gain on extinguishment of debt in connection with a modification of existing debt at the time.

(d)

Net Operating Loss.

The Company had a consolidated net operating loss of $1,759,230 for the three months ended June 30, 2009 compared to $1,144,331 for the three months ended June 30, 2008, an increase of $614,899 or 54% from operations.  The increase in consolidated net operating loss is the result of the factors mentioned above. The Company anticipates a decrease in its consolidated net operating loss during 2009 due to the increased revenues generated from the new subsidiaries.

Results of Operations for the Six Months Ended June 30, 2009 Compared to the Six Months Ended June, 2008.

(a)

Revenue and Cost of Revenue.

	June 30, 2009	June 30, 2008	$ Change	% Change
Revenue	$ 873,432	$ 98,503	$ 774,929	787%
Cost of Revenue	1,106,484	-	1,106,484	100%
Gross Profit	(233,052)	98,503	(331,555)	(337%)
Operating, General and Administrative Costs	2,167,240	1,794,697	372,543	(21%)
Net Operating Loss	$ (2,400,292)	$ (1,696,194)	$ (704,098)	42%

The Company had $873,432 of revenue for the six months ended June 30, 2009 compared to $98,503 for the nine months ended June 30, 2008, an increase of $774,929 or 787%.  Revenue for the six months ended June 30, 2008 consisted $71,129 of commission revenues and $27,374 of other revenues from the CEO’s speaking engagements and book sales.  For the six months ended June 30 2009, revenues consisted of $94,517 from self enrichments infomercial and seminar sales, $726,123 from the new gas station purchased in April 2009, $49,473 from the sale of a redevelopment home, and $3,319 from other revenues.  Other revenues for the six months ended June 30, 2009 consisted of $3,319 from book sales .

Additionally, rental revenues and cost of revenues for the six months ended June 30, 2008 has been reclassified to discontinued operations in the Company’s financial statements due to the sale of a majority of the Company’s ownership rights in its subsidiary, St. Clair Superior Apartment Inc.  Revenues from food and beverage, laundry, and retail for the six months ended June 30, 2009 have also been re-classed to discontinued operations in connection with the Company’s commitment to sell all the subsidiaries of City Juice and City Laundry, and the discontinuation of the EBay drop off locations.

Cost of revenue was $1,106,484 for the six months ended June 30, 2009 compared to $0 for the nine months ended June 30, 2008.  Cost of revenues includes the initial purchase price of the home, renovation expenses, and closing costs paid by the Company in connection with the sale of the home.  Cost of revenue consisted of the self enrichment segment ($421,509) for expenses for the infomercial and merchandise, and the oil and gas segment ($633,337) for inventory of the gas station.  Additionally, costs of revenues for the laundry, juice and retail segment for the six months ended June 30, 2009 were re-classified to discontinued operations in connection with the Company’s commitment to sell all of the subsidiaries of City Juice and City Laundry.

As previously discussed, during 2009, the Company increased its leveraging investments and holdings by creating five limited liability companies, whose focus is on the oil and gas, laundry, food and beverage, health and beauty, and retail industries.  Although the subsidiaries of City Juice and City Laundry are available for sale, the Company expects revenues for the oil and gas and self enrichment segments to increase during 2009.

For the six months ended June 30, 2009, the Company did not close on any properties and generated no revenues from the credit investor program. The Company is actively seeking new buyers and plans on increasing its closed properties each quarter; however, because this is a newly structured endeavor and given the current economic environment the Company is unable to reasonably predict what it may have on its financial statements in the next 12 months.

(b)

Operating, General and Administrative Expenses.

Operating, general and administrative expenses for the six months ended June 30, 2009 were $2,167,240 compared to $1,794,697 for the six months ended June 30 2008, an increase of $372,543 or 21%.  The increase for the six months ended June 30, 2009 compared to 2008 was attributable to an increase in compensation ($216,179) due a bonuses related to the employment agreement between the Company and our President and increased employees at the Company’s subsidiaries, marketing and investor relations ($283,338), depreciation ($1,480), and other selling, general and administrative expenses ($128,455) all due to the additional subsidiaries created and acquired during the first and second quarter of 2009.  Additionally, fees relating to St. Clair Superior have been re-classified to loss on discontinued operations in connection with the sale of majority of the Company’s ownership as of January 30, 2009.  Expenses for City Juice, City Laundry’s subsidiaries and Ichiban have also been re-classed to discontinued operations in connection with the Company’s commitment to sell all the subsidiaries of City Juice and City Laundry, and the close and discontinuation of the EBay drop off locations.

As previously discussed, during the first and second quarter of 2009, the Company increased its leveraging investments and holdings by creating five limited liability companies, whose focus is on the laundry, food and beverage, health and beauty, and retail industries.  Additionally, the Company subsidiaries, City Petroleum, City Laundry and City Juice each purchased an additional business during the second quarter of 2009.  Due to the increase in employees and operating costs, expenses are expected to increase during 2009.

(c)

Non-Operating Expense (Income).

Non-operating expense (income) increased by $436,748 or 112% for the six months ended June 30, 2009 compared to June 30, 2008.  This was attributed significantly to the sale of 80% of St. Clair Superior which resulted in a gain on deconsolidated of subsidiary of $346,404, and $315,555 for the change in fair value of the Company’s debt derivative, offset by $118,253 as a loss on investments in unconsolidated subsidiaries, and $100,822 of interest expense for the six months ended June 30, 2009.

(d)

Net Operating Loss.

The Company had a consolidated net operating loss of $2,400,292 for the six months ended June 30, 2009 compared to $1,696,194 for the six months ended June 30, 2008, an increase of $704,098 or approximately 42% from operations.  The increase in consolidated net operating loss is the result of the factors mentioned above. The Company anticipates a decrease in its consolidated net operating loss during 2009 due to the increased revenues generated from the new subsidiaries.

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

Operating Activities.

The net cash used in operating activities was $1,660,883 for the six months ended June 30, 2009 compared to $971,907 for the six months ended June 30, 2008, an increase of $688,975 or 71%.  This increase is attributed to many changes from period to period, including an increase in accounts payable and accrued expenses, deferred revenues in connection with the infomercial, offset by a decrease in the Company’s debt derivative, and note receivable-related party, and increase in accounts receivable, and inventory.

Investing Activities.

Net cash used in investing activities was $798,138 for the six months ended June 30, 2009 compared to $5,000 for the six months ended June 30, 2008, an increase of $793,138 or 159%.  The increase is due to the purchase of six new businesses by the Company’s subsidiaries and associated assets, and increase in investments in unconsolidated subsidiaries due to the sale of a majority of the ownership in St. Clair Superior, offset by the proceeds from discontinued operations and gain on deconsolidation of subsidiary.

Financing Activities.

    Net cash provided by financing activities increased to $2,369,622 compared to $964,692 for the nine months ended June 30, 2009 and 2008, an increase of $1,404,930 or 146%.  This increase was due to the increased amount of debt the Company acquired to support its operations.

Liquidity and Capital Resources.

As of June 30, 2009, the Company had total current assets of $2,598,159 and total current liabilities of $7,104,464, resulting in a working capital deficit of $4,506,305.  The Company’s cash balance as of June 30, 2009 totaled $124,589.  Overall, cash and cash equivalents for the six months ended June 30, 2009 decreased by $89,399 from December 31, 2008 due to the increased purchase of subsidiaries.  As a result of substantially more subsidiaries purchased in the first and second quarters of 2009, expense for additional employees and operating costs have dramatically decreased the cash balance during 2009.  The Company’s debt load will also put considerable strain on its cash resources for the remainder of 2009.

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

Revenues from the self enrichment, food and beverage, laundry, oil and gas and retail segments arise from the sale of merchandise and services.  We recognize revenue when the customer takes possession of the merchandise, or in the case of services, at the time the service is provided.

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

Forward Looking Statements.

Information in this Form 10-Q contains “forward looking statements” within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Exchange Act of 1934, as amended.  When used in this Form 10-Q, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward looking statements.  These are statements that relate to future periods and include, but are not limited to, statements regarding the adequacy of cash, expectations regarding net losses and cash flow, statements regarding growth, the need for future financing, dependence on personnel, and operating expenses.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS .

               On April 15, 2009, the Company issued 300,000 shares of restricted common stock for services for $15,000 at $0.05 per share.

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

Dated: January 14, 2010

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

10.11

Purchase Agreement between the Company and 39th Street, dated January 29, 2009 (incorporated by reference to Exhibit 10.11 of the Form 10-Q filed on September 17, 2009).

10.12

Purchase Agreement between the Company and Blue Ridge, dated March 12, 2009 (incorporated by reference to Exhibit 10.12 of the Form 10-Q filed on September 17, 2009).

10.13

Escrow Agreement between the Company and Ichiban Ventures, Inc., dated January 16, 2009 (incorporated by reference to Exhibit 10.13 of the Form 10-Q filed on September 17, 2009).

10.14

General Release, Termination and Indemnification Agreement between Guiseppe Arlia. and the Company dated January 16, 2009 (incorporated by reference to Exhibit 10.14 of the Form 10-Q filed on September 17, 2009).

10.15

Asset Purchase Agreement between the Company and LA Juice, dated February 20, 2009 (incorporated by reference to Exhibit 10.15 of the Form 10-Q filed on September 17, 2009).

10.16

Asset Purchase Agreement between the Company and Blendz 101, LLC, dated April 2, 2009 (filed herewith).

10.17

Asset Purchase Agreement between the Company and Hebron Consulting, dated April 24, 2009 (filed herewith).

10.18

Lease Transfer and Asset Purchase Agreement between the Company and Brookhaven Gasoline

Co., Inc., dated April 3, 2009 (filed herewith).

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