Form 10-Q
period 2009-09-30
CITY CAPITAL CORP
filed 2010-03-24
CIK 793986

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

As of March 19, 2010, the Company had 103,330,044 shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CITY CAPITAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$55,515	$213,988
Accounts receivable	29,167	--
Prepaids	3,020	3,462
Note receivable including interest of $2,142 and $0 at September 30, 2009 and December 31, 2008, respectively.	20,142	18,000
Note receivable – related party	1,700,309	1,924,731
Other receivable	121,200	40,000
Inventory – home for sale	48,891	100,094
Inventory – food, beverage & gas	37,782	--
Assets held for sale, net of liabilities of $86,379 and $373,838 at
September 30, 2009 and December 31, 2008, respectively	497,702	53,807
Other asset	23,927	15,862
Total current assets	2,537,655	2,369,944
Investment in unconsolidated investee	79,540	106,817
Fixed asset, net of accumulated depreciation of $2,960 and $0
at September 30, 2009 and December 31, 2008, respectively	56,777	5,000
Goodwill	337,100	--
Domain names	--	50,000
Total Assets	$3,011,072	$2,531,761

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$489,080	$83,148
Accrued consulting – related party	132,861	95,694
Accrued expense- related party	50,524	--
Deferred Revenues	42,445	--
Unsecured liability including accrued interest of $16,667 and
$16,667 at September 30, 2009 and December 31, 2008, respectively	616,249	616,249
Notes payable including accrued interest of $343,582 and
$139,085 at September 30, 2009 and December 31, 2008, respectively	6,584,897	3,757,556
Convertible debentures including interest of $64,317 and $56,835
at September 30, 2009 and December 31, 2008, respectively	169,317	161,835
Debt derivative	104,981	104,956
Total current liabilities	8,190,354	4,819,438
Long Term Liabilities:
Long term note payable including accrued interest of $9,737 and
$0 at September 30, 2009 and December 31, 2008, respectively	260,237	20,000
Total liabilities	8,450,591	4,839,438
Stockholders’ Deficit:
Common stock: $0.001 par value; authorized 235,000,000 shares;
issued and outstanding 90,826,044 and 4,597,473
at September 30, 2009 and December 31, 2008, respectively	90,826	4,597
Additional paid-in capital	11,440,694	9,839,920
Accumulated deficit	(16,844,167)	(12,152,194)
Total stockholders’ deficit	(5,312,647)	(2,307,677)
Non-controlling interest	(126,872)	--
Total Liabilities and Stockholders’ Deficit	$3,011,072	$2,531,761

See Accompanying Notes to Condensed Consolidated Financial Statements.

CITY CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
Revenues:	2009	2008	2009	2008
Commission revenues	$94,010	$41,608	$94,010	$112,737
Oil and gas revenue	816,641	--	1,542,764	--
House sales	--	--	49,473	--
Infomercial revenues	123,250	--	212,168	--
Other revenues	70	--	3,389	27,374
Total Revenues	1,033,971	41,608	1,901,804	140,111
Cost of Revenues:
Cost of Revenues Rental	1,095,452	--	2,191,055	--
Total Cost of Revenue	1,095,452	--	2,191,055	--
Gross Profit	(61,481)	41,608	(289,251)	140,111
Operating, general and administrative expenses
Compensation expense	1,022,608	135,037	1,998,387	894,637
Consulting expense	446,236	104,821	701,498	564,389
Market and investor relation expense	96,173	139,656	559,734	382,197
Other selling, general, and administrative expenses	181,294	251,958	578,481	584,947
Selling, General, and Administrative Expenses	1,746,311	631,472	3,838,100	2,426,168
Operating Loss	(1,807,792)	(589,864)	(4,127,351)	(2,286,057)
Non-operating expense (income):
Interest expense (net of interest income)	197,460	112,789	541,872	356,379
Loss on investment in unconsolidated subsidiary	948	--	119,201	--
Gain on extinguishment of debt	--	--	--	(879,632)
Change in fair value of debt derivative	70,991	(302,418)	1,025	(56,829)
Gain on deconsolidation of subsidiary	(26,056)	--	(372,460)	--
Other expense	--	175	--	175
	243,343	(189,454)	289,638	(579,907)

Loss before discontinued operations:	(2,051,135)	(400,410)	(4,416,989)	(1,706,150)
Loss on discontinued operations	(113,630)	(46,372)	(620,906)	(108,467)

Net Loss:	(2,164,765)	(446,782)	(5,037,895)	(1,814,617)
Add: Net loss attributable to the noncontrolling interest	11,211	4,734	345,922	4,734

Net Loss attributable to City Capital Corp	$(2,153,554)	$(442,048)	$(4,691,973)	$(1,809,883)

Basic and diluted loss per common share - before discontinued operations	$(0.03)	$(0.07)	$(0.06)	$(0.41)
Discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Basic and diluted loss per common share - Net Loss	$(0.03)	$(0.08)	$(0.06)	$(0.43)
Weighted average number of common shares - basic and diluted	81,418,435	5,568,641	79,880,099	4,203,521

See Accompanying Notes to Condensed Consolidated Financial Statements.

CITY CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss attributable to City Capital Corp	$(4,691,973)	$(1,809,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	24,838	42,037
Stock issued for services	107,000	456,051
Stock issued for debt and interest expense	--	50,000
Stock issued for officer compensation	1,580,000	500,000
Gain on deconsolidation of subsidiary	(372,460)	--
Loss on discontinued operations	18,481	--
Non-controlling interest	(251,872)	(4,734)
Fair value of debt derivative	25	(56,829)
Gain on extinguishment of debt	--	(879,632)
Equity in (earnings) loss of unconsolidated subsidiaries	133,153	--
Impairment of note receivable, related party	31,947	--
Impairment of fixed assets	56,398	--
Impairment of intangible assets and goodwill	191,065	--
Change in operating assets and liabilities:
Decrease in restricted cash – security deposits	--	4,704
(Increase)/decrease in accounts receivable	(29,167)	914
(Increase) in prepaid expense	(3,493)	(14,317)
(Increase) in note receivable	(2,142)	(9,150)
Decrease/(increase) in notes receivable-related party	224,422	(37,317)
(Increase) in other receivable – related party	(31,947)	--
(Increase) in other receivable	(9,200)	--
Decrease/(increase) in inventory – homes for sale	51,203	(149,426)
(Increase) in inventory – food, beverage, oil	(49,924)	--
(Increase) in other assets	(27,778)	(5,492)
Increase in accounts payable and accrued expense	485,841	2,988
Increase in accrued expense – related party	50,524	--
Increase in deferred revenues	42,445	--
(Decrease) in security deposits	--	(2,896)
Increase in accrued interest	264,916	116,765
Net cash used in operating activities	(2,207,698)	(1,796,217)

Cash flows from investing activities:
Acquisition of business, net of equipment purchased	(764,049)	--
Proceeds from discontinued operations and gain on deconsolidation of subsidiary	350,000	--
Assets held for sale	53,807	--
Purchase of equipment	(347,801)	(5,000)
Investment in unconsolidated subsidiary	(105,876)	--
Net cash used in investment activities	(813,919)	(5,000)

Cash flows from financing activities:
Proceeds from notes payable	3,016,360	1,928,721
Payments for notes payable and unsecured liability	(153,216)	(57,005)
Net cash provided by financing activities	2,863,144	1,871,716

(Decrease) increase in cash	(158,473)	70,499
Cash at beginning of period	213,988	45,499
Cash at end of period	$55,515	$115,998

See Accompanying Notes to Condensed Consolidated Financial Statements.

CITY CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	For the nine months ended
	September 30,
	2009	2008
Supplemental disclosure of cash flow information
Interest paid	$214,204	$177,635
Income taxes paid	$--	$--
Non-cash investing and financing activities:
Note receivable and interest income exchanged for accounts
payable accrued expenses and debt	$--	102,786
Note payable effective September 2009, but funds received October2009	$72,000	--
Equity in subsidiary in exchange for note payable	$125,000	$--
Conversion of unsecured liability to note payable	$--	$40,000
Accrued consulting – related party converted to a note payable	$--	$100,000
Stock receivable from excess shares issued for compensation agreement	$--	$2,115
Release of stock payable	$--	$12,023
Re-classification of the subsidiaries of City Juice and City Laundry to assets held for sale, net	$497,702	$--

See Accompanying Notes to Condensed Consolidated Financial Statements.

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Organization.

The accompanying unaudited condensed consolidated financial statements of City Capital Corporation, a Nevada corporation (“Company”), have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2008 Annual Report on Form 10-K as may be amended.  Operating results for the period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. As used in these Notes to the Consolidated Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to City Capital Corporation and, unless the context indicates otherwise its consolidated subsidiaries.

Subsidiaries:

Goshen Energy, Inc. (“Goshen”), a Nevada corporation organized on August 10, 2006, engages in the buying, selling, and drilling of oil and gas.  The Company is also actively engaged in the exploration of bio fuel development and production opportunities domestically and globally through available business opportunities.

City Laundry Services, LLC (“City Laundry”), a Missouri limited liability company, organized on January 22, 2009 engages in purchasing businesses in the cleaning arena.  City Laundry purchased 100% of the assets in 39th Street Laundromat (“39th Street”), a Missouri company on February 6, 2009, and 100% of the assets in Blue Ridge Cleaners (“Blue Ridge”), a Missouri company on March 23, 2009.  On April 24, 2009 the Company purchased 100% of the assets of an express laundry location (“Express Cleaners”) in Kansas.  All subsidiaries of City Laundry are available for sale as the normal course of business of City Capital is the development, growth and sale of operating companies.  In November 2009 the Company sold 39th Street and Blue Ridge.

City Juice Systems KS, LLC (“City Juice”), a Kansas limited liability company, organized on February 16, 2009 engages in purchasing businesses in the food and beverage arena.  On February 20, 2009, City Juice purchased 100% of the assets in L.A. Juice Company, Inc. (“L.A. Juice”), a Kansas corporation, and 100% of the assets of Blends 101, LLC (“L.A. Juice 2”), a Kansas limited liability company.  L.A. Juice 2 closed in August 2009, and L.A. Juice is available for sale as the normal course of business of City Capital is the development, growth and sale of operating companies.

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

Clean Sweep Holdings Group, LLC (“Clean Sweep”), a North Carolina limited liability company, organized on November 3, 2009 engages in opening and purchasing business that operate technology centers.  This subsidiary currently has one location in Texas which opened in October 2009.  On November 9, 2009, Clean Sweep purchased 100% of the assets of Main Street Sweepstakes (“Main Street”) located in Rolesville, North Carolina from an

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

individual. On December 28, 2009, Clean Sweep purchased 100% of the assets of Walnut Cove Sweepstakes (“Walnut Cove”) located in Walnut Cove, North Carolina from an individual, and Coffee & Calls, (Coffee & Calls”) located in Kernersville, North Carolina.

Nitty Gritty, LLC (“Nitty Gritty”), a Missouri limited liability company, organized on October 6, 2008 provides a subscription based online forum, social network, and training network where members learn "All Things Internet Marketing”.  This subsidiary has been reclassified to available for sale in connection with the Company’s commitment to sell the subsidiary.

A 33% interest and managing member in The Millionaire Lifestyle Group, LLC ("Millionaire"), a Missouri limited liability company, organized August 21, 2008, a web based initiative that provides self-help mentoring and training seminars.  This subsidiary was fully impaired as of September 30, 2009 due to the cessation of operations of Millionaire in December 2009.

A 2.18% interest and managing member in NYC Liquidation Group, LLC (“NYC Liquidation Group”), a New York limited liability company, organized January 5, 2009.  On January 16, 2009, NYC Liquidation Group purchased 100% of the assets in Ichiban Ventures, Inc. (“Ichiban”), a New York corporation that owns two retail EBay drop off locations.  The two locations were closed and the EBay stores discontinued in July 2009.

A 40% interest in The Male Room, LLC (“The Male Room”), a New York limited liability company, organized on March 9, 2005, that provides salon services to males.   The subsidiary was fully impaired as of September 30, 2009 due to the cessation of operations in December 2009

A 20% interest in St. Clair Superior Apartment, Inc. (“St. Clair Superior”), an Ohio corporation organized February 23, 2000, which operates an apartment complex.

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

Additionally, the revenues and expenses of Millionaire have been reclassified to discontinued operations in connection with the deconsolidation and impairment of the subsidiary on September 30, 2009, upon the Company’s determination that it no longer had control over the day to day operations and the cessation of operations in December 2009.

Cash and Equivalents.

For the Statement of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of September 30, 2009 or December 31, 2008.

Concentrations.

The Company maintains cash balances at highly-rated financial institutions throughout the United States.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  As of September 30, 2009 and December 31, 2008 the Company had zero and one bank account in excess of $250,000.  The Company has not experienced any losses in such account.

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounts Receivable.

Accounts receivable relate to the Company’s subsidiary, O.K. Petroleum, and are evaluated each accounting period for collectability.  Accounts receivables are due to timing differences of customer payments by credit cards and the processing of the transactions.  The Company believes that its credit risk for accounts receivable is limited because of its large number of customers and the relatively small account balances for most of its customers.

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

Inventory – Food and Beverage.

Inventory – food and beverage is stated at the lower of cost (on a first-in, first-out basis) or market and consist primarily of restaurant food, paper, equipment and supplies.  Food and beverage inventory for L.A. Juice has been re-classified as assets held for sale in connection with the Company’s commitment to sell L.A. Juice.  As of September 30, 2009, the Company’s subsidiary O.K. Petroleum had $11,158 of food and beverage inventory attributed to the convenience store.

Inventory – Gas.

Inventory – Gas stated at the lower of cost (on a last-in, first-out basis) or market and consists primarily of gasoline.

Property and Buildings.

Property and buildings is stated at cost and is depreciated over the estimated useful lives of the related assets using the straight-line method.  As of September 30, 2009 the Company had no property or buildings.

Goodwill and Intangibles.

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business acquisitions. The remaining useful life of the intangible asset is evaluated at least annually for impairment.  As of September 30, 2009 the goodwill for L.A. Juice and City Juice subsidiaries have been reclassified to assets held for sale in connections with the Company’s commitment to sell the entities.  The Company has also expensed to discontinued operations the entire goodwill and intangible balance of Ichiban in connection with the discontinuation of the EBay store locations and L.A. Juice 2 in connection with the closure in August 2009.

As of September 30, 2009, the Company has reclassified the domain of Nitty Gritty to assets held for sale in connection with the Company’s commitment to sell the subsidiary.

Fair Value of Financial Instruments.

The carrying amounts for the Company’s cash, accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these instruments.

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

If the embedded derivative instrument is determined not to be clearly and closely related to the host contract, is not currently measured at fair value with changes in fair value reported in earnings, and would qualify as a derivative instrument, the embedded derivative instrument is recorded apart from the host contract and carried at fair value with changes recorded in current-period earnings.  As of September 30, 2009 and December 31, 2008, the Company determined that the conversion feature of its convertible debentures qualified for this treatment.  The change in the fair value of debt derivative as reported in the Company’s condensed consolidated statements of operations was $1,025 and $56,829 as of September 30, 2009 and 2008, respectively.

Debt Modification.

If at any time the Company is not able to pay back outstanding debt at the maturity date, the Company actively works with the note holder to modify the terms of the agreement.  All modifications to debt are evaluated for debt extinguishment as required by the Debt Topic of the FASB Codification.

As of September 30, 2009 and 2008 the Company recorded $0 and $879,632 as gain on extinguishment of debt.

Stock Based Compensation.

Stock based compensation is accounted for using the Equity-Based Payments to Non-Employee Topic or the Sock Compensation Topic of the FASB ASC, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We determine the value of stock issued at the date of grant. We also determine at the date of grant the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

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

Revenues from the self enrichment, food and beverage, laundry, gas and retail segments arise from the sale of merchandise and services.  We recognize revenue when the customer takes possession of the merchandise, shipment of merchandise, or in the case of services, at the time the service is provided.

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

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Non-Controlling Interest

As required by the Consolidation Topic of the FASB Codification, the Company discloses such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Consolidated Statement of Operations.  Effective September 30, 2009, the Company deconsolidated Millionaire due to the lack of control over the entity.  We have recorded $126,872 as a result of the Company’s non-controlling interest in NYC Liquidation Group.

Loss Per Share.

Net loss per share is calculated as required by the Earning Per Share Topic of the FASB Codification.  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options and stock issuable upon conversion of convertible debentures, and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss.

Investment in Unconsolidated Investee.

Entities in which the Company does not have a controlling financial interest (and therefore are not consolidated) but in which the Company exerts significant influence (generally defined as owning a voting interest of 20% to 50%, or a partnership interest greater than 3%) are accounted for as required by the Investments-Equity Method and Joint Venture Topic of the FASB Codification.  As of September 30, 2009 the Company accounts for its investments in St. Clair Superior under the equity method of accounting and records its share of income as a component within the Consolidated Statement of Operations.  The Company fully impaired The Male Room as of September 30, 2009 due to the closure of the businesses in December 2009.  In addition, the Company fully impaired Millionaire Lifestyle as of September 30, 2009 due to its cessation of operations in December 2009.

Fair Value Accounting.

As required by the Fair Value Measurements and Disclosures Topic of the FASB Codification, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING GUIDANCE

Adopted

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board ("FASB") to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

In April 2009, the FASB issued authoritative guidance for "Interim Disclosures about Fair Value of Financial Instruments," which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures to be in summarized financial information at interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance in the second quarter of 2009 and it did not have a material impact on the financial statements.

In April 2009, the FASB issued authoritative guidance for the "Recognition and Presentation of Other-Than-Temporary Impairments" in order to make existing guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The Company adopted this guidance in the second quarter of 2009 and it did not have a material impact on the financial statements.

In April 2009, the FASB issued authoritative guidance for "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This guidance provides additional direction for estimating fair value in accordance with established guidance for "Fair Value Measurements," when the volume and level of activity for the asset or liability have significantly decreased. This guidance also includes direction on identifying circumstances that indicate a transaction is not orderly. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this guidance in the second quarter of 2009 and it did not have a material impact on the financial statements.

In June 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance applies to both interim financial statements and annual financial statements and is effective for interim or annual financial periods ending after June 15, 2009. This guidance does not have a material impact on our financial statements.

Issued

In June 2009, the FASB issued authoritative guidance for "Accounting for Transfers of Financial Assets," which eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt this guidance in fiscal 2010 and does not expect that the adoption will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued authoritative guidance amending existing guidance. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt this guidance in fiscal 2010. The Company does not expect that the adoption will have a material impact on the consolidated financial statements.

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2.  GOING CONCERN

The Company generated revenues of $1,901,804 during the nine months ended September 30, 2009; however, the Company will continue to be dependent upon its ability to obtain additional debt or equity financing to accomplish its business strategy and to ultimately achieve profitable operations.  As shown in the accompanying interim condensed consolidated financial statements, the Company has incurred a net loss of $4,691,973 for the nine months ended September 30, 2009 and has reported an accumulated deficit of $16,844,167 as of September 30, 2009.  This raises substantial doubt as to the Company’s ability to continue as a going concern.  The Company is dependent on more fully implementing the Company’s business plan as described in the Company’s 2008 Form 10-K.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3. FAIR VALUE

As required by the Fair Value Measurements and Disclosures Topic of the FASB Codification, the table below sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value at September 30, 2009
	Total	Level 1	Level 2	Level 3
Assets:
None	$ --	$ --	$ --	$ --
	$ --	$ --	$ --	$ --
Liabilities:
Debt derivative	$ 104,981	$ 104,981	$ --	$ --
	$ 104,981	$ 104,981	$ --	$ --

NOTE 4.  NOTE RECEIVABLE

Related party

As of September 30, 2009 the Company holds a note receivable from AmoroCorp with an outstanding balance of $1,700,309. The President of the Company is also the President and a majority preferred shareholder of the debtor. The Company’s President has agreed to apply any accrued unpaid officer compensation received from City Capital Corporation to this receivable at each quarter period end, at his sole discretion.

This note receivable decreased for the nine months ended September 30, 2009 by $224,422 due to the following components:

Balance at December 31, 2008	$ 1,924,731
Increase in note due to payables paid on behalf of AmoroCorp by the Company	35,608
Decrease in note due to partial payment	(260,030)
Balance at September 30, 2009	$ 1,700,309

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other

Additionally, the Company holds two notes receivables for two unrelated parties of $10,000 and $8,000.

	September 30, 2009	December 31, 2008
Note receivable to a third party, principal and interest of 12% due in one lump sum in August 2009. (1)	$ 11,364	$ 10,000
Note receivable to a third party, interest of 10% payable semi annually, and principal due in one lump sum due in October 2009. (1)	8,778	8,000
Balance at September 30, 2009 and December 31, 2008	$ 20,142	$ 18,000

(1)

The Company is currently renegotiating these receivables.

On September 22, 2009, the Company entered into a new debt agreement for $72,000 with a third party.  Due to the funds not received until October 2010, the Company has presented this as an other receivable at September 30, 2009.  As of December 31, 2008 the Company presented $40,000 as an other receivable in connection with a new debt agreement entered into on December 20, 2008, these funds were received in January 2009.

On September 30, 2009, the Company deconsolidated the subsidiary Millionaire Lifestyle, and concurrently impaired the receivable-related party of $37,782.

NOTE 5.  INVENTORY - HOMES FOR SALE

The Company purchased three redevelopment houses in the Kansas City, Missouri real estate market during the third quarter of 2008.  In March 2009 the second property was sold and recognized as home sales on the Company’s Condensed Consolidated Statement of Operations.

NOTE 6.  DECONSOLIDATION AND SALE OF SUBSIDIARIES

On January 30, 2009 the Company transferred 80% of its interest in its subsidiary, St. Clair Superior Apartment Inc. to a third party.  Subsequent to the sale, the Company continues to hold a 20% non-controlling interest in the subsidiary and has recorded its investment under the equity method. Additionally, revenues and expenses for January 2009 have been presented as a loss from discontinued operations in the Consolidated Statements of Operations amounting to $1,373.  As of September 30, 2008, we reclassified all St. Clair Superior revenues and expenses to discontinued operations resulting in a loss from discontinued operations of $101,367.

In accordance with FASB authoritative guidance, the Company took the difference between the aggregate of the consideration received of $350,000 plus the fair value of the retained 20% non-controlling interest in St. Clair Superior at the date of deconsolidation of $58,927 minus the net carrying amount of St. Clair Superior’s assets and liabilities of $62,523.  This resulted in a gain on the deconsolidation of subsidiary of $346,404 as of September 30, 2009.

Gain on deconsolidation of St. Clair Superior was calculated as the following on the date of sale:

In September and October 2009 the Company committed to make available the sale of all of City Juice’s subsidiary, L.A. Juice, and City Laundry’s subsidiaries, 39th Street, Blue Ridge, and Express Cleaners.  Due to the commitment to sell, the assets and liabilities of these subsidiaries have been presented as assets held for sale.  Additionally, revenues and expenses have been presented as a loss on discontinued operations in the consolidated statement of operations of for the nine months ended September 30, 2009.

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of September 30, 2009 the Company has presented the intangible asset-domain names of its subsidiary Nitty Gritty to assets held for sale in connection with the Company’s commitment to sell the subsidiary.

The following assets and liabilities have been presented as assets held for sale, net of liabilities as of September 30, 2009.

Beginning balance of Assets held for sale at December 31, 2008	$ 53,807
Sale of 80% of Hodge School	(53,807)
Inventory- Juice	3,610
Inventory- Laundry	8,532
Prepaids- Juice	1,763
Prepaids- Laundry	2,172
Security deposits- Juice	2,988
Security deposits- Laundry	16,725
Fixed assets, net- Juice	35,142
Fixed assets, net- Laundry	190,418
Intangible, net- Juice	26,086
Intangible, net- Laundry	59,306
Goodwill- Juice	4,846
Goodwill- Laundry	134,875
Domain	50,000
Accounts payable- Juice	(18,660)
Accounts payable- Laundry	(20,101)
Total assets held for sale as of September 30, 2009	$ 497,702

On September 30, 2009 the Company deconsolidated its subsidiary Millionaire Lifestyle due to the determination that the Company no longer had control over the day to day management.  Concurrent with the deconsolidation, the Company fully impaired the remaining receivable-related party and investment due to the discontinuation in December 2009.

In accordance with FASB authoritative guidance, the Company took the difference between the aggregate of the fair value of the retained 33.33% non-controlling interest in Millionaire at the date of deconsolidation of $8,948 and the carrying amount of any noncontrolling interest in the subsidiary at the date of deconsolidation of $34,317.  The subsidiary had no assets and liabilities at the date of deconsolidation.   This resulted in a gain on the deconsolidation

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of subsidiary of $43,165 offset by the Company’s portion of discontinued operations as of September 30, 2009 of $17,108 to total $26,057 as of September 30, 2009.  Concurrent with the deconsolidation, the Company impaired the remaining receivable from Millionaire Lifestyle of $31,947 and investment in unconsolidated subsidiary of $13,949 due to the cessation of operations in December 2009.  As of September 30, 2008, we reclassified all of Millionaire

Lifestyle’s revenues and expenses to discontinued operations resulting in a loss from discontinued operations of $7,100.

Gain on deconsolidation of Millionaire Lifestyle was calculated as follows:

The Millionaire Lifestyle Group	September 30, 2009
Assets
Current assets	$ 26,872
Total Assets	26,872
Liabilities
Current liabilities	--
Total liabilities	--
Fair market value of net assets	26,872
33.33% retained by Company	$ 8,948
Fair value of consideration received	--
33.33% retained by Company	8,948
Fair value of retained noncontrolling investment	34,217
Total gain	43,165
Carrying amount of subsidiary assets and liabilities	--
Gain on deconsolidation of subsidiary	$ 43,165

NOTE 7: ACQUISITION PURCHASES

On January 16, 2009, the Company’s subsidiary, NYC Liquidation purchased assets from Ichiban Ventures, Inc. for $222,758 which owns two retail EBay drop off locations.  These assets have been impaired as of September 30, 2009 due to the closure and discontinuation of the EBay drop off locations.  In January 2010 the Company was released from one rental space lease.  The other is in negotiations to be released in the beginning of 2010.

Fixed assets	$ 31,693
Intangible- 3 year agreement not to compete	72,000
Goodwill	119,065
Total price	$ 222,758

On February 6, 2009, the Company’s subsidiary, City Laundry purchased assets from 39th Street Laundromat for $97,625 which operates a laundromat in Missouri.  These assets have been reclassified to assets held for sale as of September 30, 2009 in connection with the Company’s commitment to sell 39th Street.  The subsidiary was sold to a third party in November 2009.

Fixed assets	$ 55,208
Intangible- 3 year agreement not to compete	5,000
Goodwill	37,417
Total price	$ 97,625

On February 20, 2009, the Company’s subsidiary, City Juice purchased assets from L.A. Juice Company, Inc. for $60,635 which operates a juice bar in Kansas.  These assets have been reclassified to assets held for sale as of September 30, 2009 in connection with the Company’s commitment to sell L.A. Juice.

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fixed assets	$ 28,556
Intangible- 2 year agreement not to compete	27,230
Goodwill	4,849
Total price	$ 60,635

On March 23, 2009, the Company’s subsidiary, City Laundry purchased assets from Blue Ridge Cleaners for $148,500 which operates a laundromat in Missouri.  These assets have been reclassified to assets held for sale as of September 30, 2009 in connection with the Company’s commitment to sell Blue Ridge.  The subsidiary was sold to a third party in November 2009.

Fixed assets	$ 53,142
Intangible- 3 year agreement not to compete	30,000
Goodwill	65,358
Total price	$ 148,500

On April 2, 2009, the Company’s subsidiary, City Juice purchased assets of L.A. Juice 2 for $30,000 which operates a juice bar in Kansas.  The assets of L.A. Juice 2 have been fully impaired as of September 30, 2009 due to the closure of the location in August 2009.

Fixed assets	$ 26,067
Intangible- 2 year agreement not to compete	3,933
Total price	$ 30,000

On April 3, 2009, the Company’s subsidiary, City Petroleum purchased assets of O.K. Petroleum, gas stations in New York.

Fixed assets	$ 52,900
Inventory	50,000
Goodwill	337,100
Total price	$ 440,000

In April 24, 2009, the Company’s subsidiary City Laundry purchased the assets of Express Cleaners, a laundry drop off location in Kansas for $150,000.  These assets have been reclassified to assets held for sale in connection with the Company’s commitment to sell this location.

Fixed assets	$ 87,900
Intangible- 3 year agreement not to compete	30,000
Goodwill	32,100
Total price	$ 150,000

NOTE 8:  FIXED ASSETS

On January 16, 2009, the Company’s subsidiary, NYC Liquidation purchased Ichiban Ventures, Inc. which owns a chain of retail EBay drop off locations.  Purchased in the acquisition were assets with a fair value of $31,693.  As of September 30, 2009 these assets have been discontinued in connection with the closure and discontinuation of the EBay retail drop off locations.  In January 2010 the Company was released from one rental space lease.  The other is in negotiations to be released in the beginning of 2010.

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On February 6, 2009, the Company’s subsidiary, City Laundry purchased 39th Street Laundromat which operates a laundromat in Missouri.  Purchased in the acquisition were assets with a fair value of $55,208.  As of September 30, 2009 these assets have been reclassified to assets held for sale in connection with the Company’s commitment to sell 39th Street.  The subsidiary was sold in November 2009.

On February 20, 2009, the Company’s subsidiary, City Juice purchased L.A. Juice Company, Inc. which operates a juice bar in Kansas.  Purchased in the acquisition were assets with a fair value of $28,556. An additional vehicle of $7,000 was purchased for this subsidiary.  As of September 30, 2009 these assets have been reclassified to assets held for sale in connection with the Company’s commitment to sell L.A. Juice.

On March 23, 2009, the Company’s subsidiary, City Laundry purchased Blue Ridge Cleaners which operates a laundromat in Missouri.  Purchased in the acquisition were assets with a fair value of $53,142.  As of September 30, 2009 these assets have been reclassified to assets held for sale in connection with the Company’s commitment to sell Blue Ridge.  The subsidiary was sold in November 2009.

On April 2, 2009, the Company’s subsidiary, City Juice purchased assets of L.A. Juice 2 which operates a juice bar in Kansas.  Purchased in the acquisition were assets with a fair value of $28,567.  Assets valued at $24,707 were fully impaired as of September 30, 2009 due to the closure of the location in August 2009.  The remaining assets were moved to L.A. Juice and are included in assets held for sale.

On April 3, 2009, the Company’s subsidiary, City Petroleum purchased assets of O.K. Petroleum, a gas station in New York.  Purchased in the acquisition were assets with a fair value of $52,900.

On April 24, 2009, the Company’s subsidiary, City Laundry purchased the assets of Express Cleaners which operates a laundry drop off location.  Purchased in the acquisition were assets with a fair value of $87,900.  As of September 30, 2009 these assets have been reclassified to assets held for sale in connection with the Company’s commitment to sell Express Cleaners.

Fixed assets and accumulated depreciation consists of the following:

	September 30, 2009	December 31, 2008
Equipment	$ 59,737	$ 5,000
Accumulated depreciation	(2,960)	--
Net book value of fixed assets	$ 56,777	$ 5,000

NOTE 9:  GOODWILL AND INTANGIBLES

Goodwill and intangible assets were purchased with the acquisition of Ichiban, 39th Street, Blue Ridge, L.A. Juice, O.K. Petroleum and Express Cleaners.  The purchase price allocation of fair market values includes values assigned to intangible assets and a portion allocated to goodwill.  As of September 30, 2009 goodwill from Ichiban has been expensed as discontinued operations due to the closure and discontinuation of the EBay drop off locations.  Additionally, 39th Street, Blue Ridge, L.A. Juice, Express Cleaners goodwill has been reclassified to assets held for sale in connection with the Company’s commitment to sell these subsidiaries.  In November 2009, 39th Street and Blue Ridge were sold to independent third parties.

Included in the purchase price of Ichiban, 39th Street, Blue Ridge, L.A. Juice, L.A. Juice 2, and Express Cleaners were agreements not to compete with previous owners.  As of September 30, 2009 the intangible asset from Ichiban and L.A. Juice 2 have been expensed as discontinued operations, and the other intangible assets have been reclassified to assets held for sale in connection with the Company’s commitment to sell these subsidiaries. In November 2009, 39th Street and Blue Ridge were sold to independent third parties.

In 2007, goodwill and intangible assets were assumed with the acquisition of the St. Clair Superior. The purchase price allocation at fair market values included values assigned to intangible assets and a portion allocated to goodwill.  Included within the purchase of the St. Clair Superior were lease contracts with existing tenants.  The Company has included the present value of lease contracts in its intangible assets and are amortizing them over the

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

remaining life of the underlying lease.  In the first quarter of 2009 these assets were deconsolidated in connection with the sale of majority of the Company’s ownership rights on January 30, 2009.  No impairment was found at December 31, 2008.

On October 1, 2008, the Company purchased domain names for the subsidiary Nitty Gritty from a third party for $50,000.  The domain features an online subscription based forum, social network, and marketing training for members.  The domain names have been reclassified to assets held for sale in connection with the Company’s commitment to sell the subsidiary.

NOTE 10:  INVESTMENT IN UNCONCOLIDATED INVESTEE

In October 2008, the Company purchased a 40% interest in The Male Room for $125,000. The Male Room is a New York based salon that specializes in male spa services.  As of September 30, 2009 the Company has impaired the total investment due to the closure of the salon in December 2009.

On January 30, 2009, the Company sold majority of its ownership in St. Clair Superior Apartments (Note 6).  For the nine months ended September 30, 2009, St. Clair Superior reported a net loss of $61,941, of which the Company recorded $12,388 as a decrease in investment in unconsolidated investee.

As of September 30, 2009, the Company deconsolidated Millionaire due to the lack of control over the subsidiary, and concurrently impaired the investment account due to the cessation of operations in December 2009.

The investment in unconsolidated investee account decreased due to the following:

September 30, 2009
Balance in unconsolidated investee at December 31, 2008	$ 106,817
20% interest in St. Clair Superior	58,927
Additional investment for expenses paid on behalf of St. Clair Superior	33,000
20% net loss for the nine months ended September 30, 2009 of St. Clair Superior	(12,387)
Impairment of The Male Room	(106,817)
Investment in Millionaire Lifestyle before deconsolidation	5,000
33.33% interest in Millionaire Lifestyle after deconsolidation	8,949
Impairment of Millionaire Lifestyle	(13,949)
Investment in unconsolidated investee at September 30, 2009	$ 79,540

NOTE 11:  DEFERRED REVENUES

In the second quarter of 2009, the Company launched an infomercial on self help techniques.  Payment for the merchandise from the infomercial is processed and then sent to the customer within 2-4 weeks.  Revenue is recognized upon the shipment of merchandise.  The Company has recorded $42,445 in deferred revenues as of September 30, 2009 for merchandise shipped in the fourth quarter.

NOTE 12:  UNSECURED LIABILITY

In April 2007, the Company entered into an agreement with an independent third party (“Client 1”) to provide consulting services to invest funds of Client 1 in real estate related ventures.  As compensation for this service the Company is paid 20% of the gross proceeds received each month by Client 1 as a result of service performed by the Company until the client received gross proceeds of $100,000.  After Client 1 has received gross proceeds of $100,000 the Company fee increases to 80% of the gross proceeds received each month by Client 1.  As of September 30, 2009, the Company has received $500,000 from Client 1 and has accounted for this as an unsecured liability.  The Company has not yet invested those funds in real estate projects that have generated profit.  In the first quarter of 2008, the Company and the client verbally agreed to a quarterly return on the investment of $25,000.  The Company has accrued interest of $16,667 and $16,666 as of September 30, 2009 and December 31, 2008.

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In May 2007, the Company entered into an agreement with a different independent third party (“Client 2”) to provide consulting services to invest funds of Client 2 in real estate related ventures.  As compensation for this service, the Company is paid $5,000 per month over six years. As of September 30, 2009 and December 31, 2008, the Company has received $49,582 from Client 2 for investment purposes and has accounted for this an unsecured liability.  The Company has not yet invested those funds in real estate projects that have generated profit.

In December 2008, the Company received funds held for investment of $50,000 from an independent third party (“Client 3”).  In January 2009, the funds were returned to Client 3.

NOTE 13:  NOTES PAYABLE

The Company’s notes payable as of September 30, 2009 consist of the following:

Interest	Description	September 30, 2009	December 31, 2008
0%	Two note payables, principal and interest due on demand	$ 57,242	$ 57,242
28%	Note payable to Trust Me I, LLC, principal due March 9, 2009. Interest of $35,000 payable semiannually effective September 30, 2007. The maturity date was amended from March 2009 to February 2011 payable in four installments. Three of the installments are current as of September 30, 2009. (1)	384,865	543,783
12%	Note payable to an individual, principal due in the second quarter of 2009. Interest payable quarterly. (1)	32,040	32,348
16%	Note payable to Lucian Group, principal due in the third quarter of 2009. Interest payable quarterly. (1)	92,953	84,576
10%	Note payable to an individual, principal and interest due in one lump sum in the fourth quarter of 2009. (1)	43,336	40,333
20%	Note payable to an individual, principal and interest due in one lump sum in the second quarter of 2009. (1)	104,975	60,016
10%	Three notes payable to individuals, principal and interest due in the second quarter of 2009. All notes maturity date was amended to the first quarter of 2010.	171,542	179,709
12%	Note payable to an individual, principal and interest due in the first quarter of 2009. The maturity date was amended to the first quarter of 2010.	73,275	93,600
10%	Four notes payable to individuals, principal and interest due in one lump sum in the first quarter of 2009. One note maturity date amended to the fourth quarter of 2009. Two notes amended to the first quarter of 2010, and one note repaid.	188,359	205,359
5%	Note payable to an individual, principal and interest due in one lump sum in the second quarter of 2009. This notes maturity date was extended to the first quarter of 2010.	20,471	20,723
10%	Ten notes payable to individuals, principal and interest due in one lump sum in the second quarter of 2009. One note maturity date amended to the third quarter of 2009. Five notes maturity date amended to the first quarter of 2010. One notes accrued interest of $8,000 added as principal to an existing note of $80,000 and maturity date amended to the third quarter of 2009. Two notes maturity date amended to the second quarter of 2010, and one note amended to the third quarter of 2010.	762,764	754,206
20%	Note payable to an individual, principal and interest due in one lump sum in the second quarter of 2009. Principal added to an existing note of $60,000.	--	40,000
8%	Note payable to an individual, principal and interest due in the second quarter of 2009. Principal and interest payments monthly. (1)	103,224	100,908
(1) In default. Management is currently attempting to renegotiate these pieces of debt

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interest	Description	September 30, 2009	December 31, 2008
10%	Note payable to individual, principal due in the second quarter of 2009 with interest payable semi annually. This notes maturity date has been extended till the first quarter of 2010.	159,629	163,536
10%	Three notes payable to individuals, principal due in the third quarter of 2009 with interest payments monthly. All interest is current as of the filing of this form. Two notes maturity date amended to the second quarter of 2010, and one to the third quarter of 2010.	131,173	137,226
10%	Eight notes payable to individuals, principal and interest due in one lump sum in the third quarter of 2009. One note paid off, and seven notes payable maturity date amended to the third quarter of 2010.	323,364	378,600
10%	Twenty eight notes payable to individuals, principal and interest due in one lump sum in the fourth quarter of 2009. Two notes maturity date amended to the third quarter of 2010, and one note paid.	906,823	865,391
10%	Note payable to an individual, principal and interest due in one lump sum in the fourth quarter of 2009. The maturity date was amended to the first quarter of 2010.	20,504	--
10%	Ten notes payable to individuals, principal and interest due in one lump sum in the first quarter of 2010.	313,594	--
13%	Note payable to an individual, principal and interest due in one lump sum in the fourth quarter of 2009.	26,680	--
15%	Ten notes payable to individuals, principal and interest due in one lump sum in the first quarter of 2010.	1,145,095	--
20%	Seven notes payable to individuals, principal and interest due in one lump sum in the first quarter of 2010.	628,910	--
7%	Note payable to an individual, principal and interest due in one lump sum in the second quarter of 2010.	10,157	--
10%	Five notes payable to individuals, principal and interest due in the third quarter of 2010.	215,075	--
10%	Fifteen notes payable to individuals, principal and interest due in the second quarter of 2010.	654,899	--
6%	Note payable to an individual, principal and interest due in the second quarter of 2010.	13,948	--
	Total Short Term	6,584,897	3,757,556

10%	Note payable to an individual, principal and interest due in one lump sum in the fourth quarter of 2009. The maturity date was amended to the first quarter of 2010. This note was reclassified to short term as of March 31, 2009.	--	20,000
28%	Note payable to Trust Me I, LLC, principal due March 9, 2009. Interest of $35,000 payable semi annually from March 2009 to February 2011 payable in four installments of $125,000. One installment is long term as of September 30, 2009.	125,000	--
12%	Note payable to an individual principal and interest due in one lump sum in the first quarter of 2011.	135,237	--
	Total notes payable	$ 6,845,134	$ 3,777,556

(1)

In default.  Management is currently attempting to renegotiate these pieces of debt.

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14:  GAIN ON EXINGUISHMENT OF DEBT AND DISCONTINUED OPERATIONS

On March 31, 2008, the Company successfully entered into a modified agreement with a debt holder as noted in Note. 13.  Three promissory notes plus interest of $89,949 and consulting fees of $100,000 totaling $189,949 were extinguished and renegotiated to a new note of $120,000. The modification, effective April 10, 2008, carries terms of one year at 8% interest with an initial payment of $2,000 and thereafter monthly payments of $2,000 through November 2008; payments of $10,000 through March 2009, and a balloon payment in April 2009.  The modification resulted in a gain on extinguishment of debt of $69,949.  As of the filing of this form the Company has paid $26,000 and is in default of the debt.

In January 2009 the Company sold a majority of its ownership in St. Clair Superior on January 30, 2009.  In accordance with the agreement, 80% of ownership was sold for $350,000.  The Company recorded a loss on discontinued operations of $1,373 and $101,367 at January 30, 2009 and September 30, 2008 and recorded as a gain on the deconsolidation of subsidiary of $346,404 as of September 30, 2009.  See Note 6.

In July 2009, the Company closed and discontinued the two EBay drop off locations in New York.  As of September 30, 2009, all assets have been discontinued ($222,758), and the revenues and expenses reclassified to loss on discontinued operations.  In January 2010 the Company was released from one rental space lease.  The other is in negotiations to be released in the beginning of 2010.

In August 2009, the Company closed and discontinued L.A. Juice 2.  As of September 30, 2009, assets of $24,707 and goodwill of $3,933 has been reclassified to discontinued operations.  In January 2010, the Company was released from the rental space.

On September 30, 2009 the Company deconsolidated the subsidiary Millionaire due to the determination that the Company no longer had control over the day to day management.  The Company recorded a loss on discontinued operations of $17,108 as of September 30, 2009 and $7,100 as of September 30, 2008 and recorded as a gain on deconsolidation of subsidiary of $43,165.  Concurrent with the deconsolidation, the Company impaired the remaining receivable from Millionaire Lifestyle of $31,947 and investment in unconsolidated subsidiary of $13,949 due to the cessation of operations in December 2009.  As of September 30, 2008, we reclassified all of Millionaires expenses to discontinued operations resulting in a loss from discontinued operations of $7,100.

Additionally, the Company has committed to sell all of the subsidiaries of City Juice and City Laundry.  Accordingly, all of the revenues and expenses have been reclassified to loss on discontinued operations as of September 30, 2009.  In November 2009, the Company sold 39th Street and Blue Ridge to independent third parties.

September 30, 2009
Hodge School net loss as of January 30, 2009	$ 1,373
Millionaire deconsolidation and impairment	53,906
I Sold It impairment of assets	222,758
L.A. Juice 2 impairment of assets	28,640
City Juice subsidiaries net loss as of September 30, 2009	83,053
City Laundry subsidiaries net loss as of September 30, 2009	100,303
Ichiban net loss as of September 30, 2009	130,873
Total loss on discontinued operations	$ 620,906

NOTE 15:  RELATED PARTY TRANSACTIONS

As of September 30, 2009 and December 31, 2008, the Company holds a note receivable from AmoroCorp with an outstanding balance of $1,700,309 and $1,924,731.  The President of the Company is also the President and a shareholder of the debtor.  See Note 4.

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On January 1, 2008, the President of the Company entered into an employment agreement with the Company.  Under the terms of the agreement the President paid a base amount of $500,000 per annum paid in monthly installments of $41,667.  Additional compensation consists of an annual bonus of the Company’s common stock of $500,000 valued on the effective renewal date of the agreement, one percent of any net operating income generated by the Company, and one percent of any funds raised and received by the Company based on the fundraising and marketing efforts of the President.  For the nine months ended September 30, 2009, the President received $906,000 in payments in accordance with his employment agreement.

In the second quarter of 2009, the Company launched a self help infomercial.  The expenses for the infomercial were paid by a related party and then reimbursed by the Company.  As of September 31, 2009, the Company has recorded $50,524 as an accrued expense-related party for these expenses.

As of September 30, 2009 the Company deconsolidated the subsidiary Millionaire Lifestyle in connection with the determination that the Company no longer had control over the day to day management.  Concurrent with the deconsolidation, the Company impaired the remaining receivable from Millionaire Lifestyle of $31,947 and investment in unconsolidated subsidiary of $13,949 due to the cessation of operations in December 2009.

NOTE 16: STOCKHOLDER’S EQUITY

The authorized common stock of the Company consists of 235,000,000 shares of common stock with par value of $0.001.  The authorized preferred stock of the Company consists of 15,000,000 shares of preferred stock, designated as Series A, with a par value of $0.001.  As of September 30, 2009, the Company had no outstanding shares of preferred stock.

For the nine months ended September 30, 2009, the Company issued common stock as follows:

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

(d)  On April 6, 2009, the Company issued 12,500,000 restricted shares of common stock in error.  The shares were effectively cancelled by the Company as of September 30, 2009.

(e)  300,000 restricted shares of common stock for services valued at $15,000 at $0.05 per share.

(f)  On May 12, 2009, the Company issued 4,000,000 restricted shares of common stock in error.  These shares were returned in August 2009.

(g)   200,000 shares of common stock for services of $12,000 at $0.06 per share.

(h)   12,000,000 restricted shares of common stock for director compensation valued at $1,080,000 at the fair market value of $0.09

The Company’s subsidiary NYC Liquidation Group converted two notes payables into member’s equity totaling $125,000.  This has been recorded as minority interest as of September 30, 2009.

.

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 17: SEGMENT INFORMATION

The Company’s operating segments are strategic business units that offer different products and services.  For the nine months ended September 30, 2009, operating segments of the Company are real estate, self enrichment, oil and gas, laundry services, food and beverage, health and beauty, retail, and technology centers.  The real estate segment consists of the Company’s credit-investor program, and renovated home inventory; the self enrichment segment consists of the self help infomercial; the oil and gas segment consists of Goshen Energy, Inc. and City Petroleum and its subsidiaries; the laundry services segment consists of City Laundry and its subsidiaries; the food and beverage segment consists of City Juice and its subsidiaries; the health and beauty segment consists of City Beauty; the retail segment consists of NYC Liquidation; and the technology center segment consists of Clean Sweep, LLC and its subsidiaries.  In accordance with FASB authoritative guidance, the gas and oil, laundry services, food and beverage, and self enrichment segments qualify as reportable segments and those subsidiaries that have been fully consolidated in the Company’s financial statements.  The real estate, beauty, retail, and technology centers segment have been classified as “all other” in this footnote and all equity investments have been excluded as of September 30, 2009.

During the nine months ended September 30, 2008, operating segments of the Company were real estate, oil and gas, and self enrichment.  The real estate segment consist of the Company’s credit-investor program, renovated home inventory, and St. Clair Superior which was deconsolidated as of January 2009 in connection with the sale of majority of the Company’s ownership; the oil and gas segment consists of Goshen Energy, Inc. subsidiary; and the self enrichment segment consists of The Millionaire Lifestyle, LLC.  The accordance with FASB authoritative guidance, only the real estate segment qualifies as a reportable segment.  The oil and gas, and self enrichment segment have been classified as “all other” in this footnote as of September 30, 2008.

Real Estate.

The Company began aggressively marketing its credit-investment program in May 2008 with a long-term contract with satellite radio provider, XM Radio.  The program assists buyers in finding properties for purchase from partnering lenders.

The Company’s subsidiary, St. Clair Superior, an Ohio corporation owns and operates an apartment complex.  In January 2009, the Company deconsolidated the subsidiary in connection with the sale of majority of its ownership to a third party.

Self Enrichment.

In the second quarter of 2009, the Company launched a self enrichment infomercial called Creating Success from Inside Out.  This infomercial provides self help materials and support to individual for a fee.

On October 6, 2008, the Company organized Nitty Gritty, LLC a Missouri limited liability company that provides a subscription based online forum, social network, and training network where members learn "All Things Internet Marketing”.  As of September 30, 2009, the Company has reclassified all assets of Nitty Gritty to assets held for sale in connection with the Company’s commitment to sell the subsidiary.

The Company’s subsidiary, Millionaire Lifestyle, a Missouri limited liability company operates a web based initiative that provides self-help mentoring and training seminars.  On September 30, 2009, the Company deconsolidated the subsidiary due to the Company’s determination that it no longer had control over the entity. Concurrently with the deconsolidation, the Company fully impaired the investment due to the cessation of operations in December 2009.

Gas and Oil.

The Company’s subsidiary, Goshen Energy, Inc. and City Petroleum, do business in the oil and gas industry.  During the second quarter of 2009, City Petroleum purchased a gas station located in New York.

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Laundry.

The Company’s subsidiary, City Laundry, engages in purchasing businesses in the laundry arena.  During the first quarter of 2009, City Laundry purchased two laundromats, 39th Street and Blue Ridge located in Missouri.  In the third quarter of 2009 the Company purchased Express Laundry located in Kansas.  As of September 30, 2009 39th Street, Blue Ridge and Express are available for sale.  In November 2009, 39th Street and Blue Ridge were sold.

Food and Beverage.

The Company’s subsidiary City Juice engages in purchasing businesses in the food and beverage industry.  During the first quarter of 2009, City Juice purchased one juice bar, L.A. Juice, located in Kansas.  L.A. Juice 2 closed in August 2009, and L.A. Juice is available for sale.

Other.

The Company’s subsidiary, City Beauty, engages in purchasing businesses in the health and beauty arena.

In January 2009, the Company deconsolidated St. Clair Superior in connection with the sale of majority of its ownership to a third party.

During the first quarter of 2009, the Company’s subsidiary NYC Liquidation Group purchased Ichiban that owns two retail drop off locations in which customers drop off items to be sold on EBay located in New York.  All of the revenues and expenses for Ichiban have been reclassified to loss on discontinued operations in connection with the closure and discontinuation of the EBay drop off locations.

In July 2009, the Company deconsolidated and impaired Millionaire Lifestyle in connection with the determination that it no longer had control over the entity and the cessation of operations in December 2009.

As of September 30, 2009, the Company reclassified all the assets of its subsidiary Nitty Gritty to assets held for sale in connection with the Company’s commitment to sell the subsidiary.

The Company’s subsidiary, Clean Sweep engages in opening and purchasing business that operates technology centers.

These operating segments did not meet the criteria for a reportable segment as of September 30, 2009.  Activity for these segments has been presented as “all other” in this footnote as of September 30, 2009.As of September 30, 2008, the oil and gas, and self enrichment segments have been presented as “all other” in this footnote.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains and losses.

September 30, 2009	Self Enrichment	Gas & Oil	Laundry	Food & Beverage	Other	Total
Gross profit from external customers	$(532,018)	$147,532	$--	$--	$91,845	$(292,641)
Compensation expense	(199,839)	(199,839)	(199,839)	(199,839)	(219,823)	(1,019,179)
Consulting expense	(62,900)	(62,900)	(62,900)	(62,900)	(149,190)	(400,790)
Market and investor relation expense	(55,959)	(55,759)	(55,759)	(55,759)	(63,477)	(286,513)
Depreciation and amortization expense	--	(2,960)	--	--	--	(2,960)
Other selling, general, and administrative expenses	(50,441)	(263,795)	(88,015)	(88,359)	(108,890)	(599,500)
Non-operating expense		(109,801)	(54,387)	(21,490)	(19,712)	(205,390)
Segment operating loss before taxes and discontinued operations	$(900,957)	$(547,522)	$(460,900)	$(428,347)	$(469,427)	$(2,806,973)

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2008	Real Estate	Other	Total
Gross profit from external customers	$112,737	$--	$112,737
Compensation expense	(89,464)	(17,893)	(107,357)
Consulting expense	(130,509)	(9,642)	(140,151)
Market and investor relation expense	(90,965)	(6,630)	(97,595)
Other selling, general, and administrative expenses	(123,172)	(10,262)	(133,434)
Segment operating loss before taxes and discontinued operations/	$(321,373)	$(44,427)	$(365,800)

	September 30,
	2009	2008
Revenues
Total revenues from reportable segments	$1,754,932	$112,737
Total other revenues	143,483	--
Total corporate revenues	210,889	27,374
Elimination of intercompany corporate revenues	(200,000)	--
Total consolidated revenues	$1,909,304	$140,111

Profit or Loss
Total profit or loss from reportable segments	$(2,337,725)	$(321,373)
Other profit or loss	(469,246)	(44,426)
Elimination of intercompany expense	200,000	--
Elimination of intercompany corporate revenues	(200,000)	--
Corporate expenses	(1,610,018)	(1,347,453)
Loss from discontinued operations	(620,906)	--
Minority interest	345,922	--
Net income (loss) before taxes	$(4,691,973)	$(1,713,252)

Assets
Total assets for real estate segment	$--	$480,366
Total assets for gas & oil segment	499,732	--
Total assets for laundry segment	7,552	--
Total assets for food & beverage segment	2,294	--
Total assets for other segments	56,618	6,202
Corporate assets	2,444,876	2,213,934
Consolidated total	$3,011,072	$2,700,502

Liabilities
Accounts payable real estate segment	$--	$57,935
Accounts payable other segment	42,386	--
Deferred revenue self enrichment segments	42,445	--
Notes payable & accrued interest real estate segment	--	315,101
Notes payable & accrued interest gas & oil segment	705,107	--
Notes payable & accrued interest laundry segment	587,489	--
Notes payable & accrued interest food & beverage segment	236,490	--
Notes payable & accrued interest other segments	284,712	315,179
Unsecured liability oil & gas segment	300,000	--
Corporate liabilities	6,251,958	3,665,590
Consolidated total	$8,450,587	$4,353,805

CITY CAPITAL CORPORATION

NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 18:  SUBSEQUENT EVENTS

The Company organized Clean Sweep Holdings Group, LLC, a North Carolina limited liability company, organized on November 3, 2009 engages in opening and purchasing business that operate technology centers.  This subsidiary currently has one location in Texas which opened in October 2009.  On November 9, 2009, Clean Sweep purchased 100% of the assets of Main Street Sweepstakes located in Rolesville, North Carolina from an individual. On December 28, 2009, Clean Sweep purchased 100% of the assets of Walnut Cove Sweepstakes located in Walnut Cove, North Carolina from an individual and 100% of the assets of Coffee & Calls located in Kernsville, North Carolina.

In November 2009, the Company sold 39th Street Laundry to a third party for $20,000.

In November 2009, the Company gave back Blue Ridge to its previous owner in exchange for forgiveness of a $23,000 note payable, of which $13,843 including interest was outstanding as of September 30, 2009.

On November 19, 2009, the Company entered into an employment agreement with Wendy J. Connor (see Exhibit 10.19) for the position of Chief Operating Officer.  Under the terms of this three-year contract, Ms. Connor is to be paid $200,000 per year and a $50,000 one time sign on bonus.  In addition, Ms. Connor is eligible to receive a share of all bonus programs, and stock options of the Company.

Effective December 1, 2009 the Creating Success from the Inside Out infomercial was terminated due to the Company’s determination that it was not a profitable source of revenue.  The Company will continue to seek profitable self enrichment and education services as the Company is committed to creating positive change and self-sufficiency through “Socially-Conscious Investing That Empowers Communities.”

In December 2009, the Company’s subsidiary, The Male Room closed its location in New York, and ceased operations.

In December 2009, the Company’s subsidiary, Millionaire Lifestyle ceased operations.

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

Forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, those discussed above as well as the risks set forth below under “Factors That May Affect Operating Results.”  These forward looking statements speak only as of the date hereof.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward looking statements contained herein to reflect any change in expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

The Company intends to build on the model of partnering with higher learning educational institutions are something the Company will build on in 2010.  The Company is actively seeking partnerships with an additional five institutions by 2010.  The Company sees this model as having the potential to bring a new line of green jobs to rural and urban communities, as well as to educate future generations of industries to come.

The Company will use this acquisition to allow it to leverage its capital to mentor and foster an environment not only for aspiring entrepreneurs, but also to serve as an incubator for developing companies and future additions to the Company’s diversified portfolio in 2010.

During the first quarter of 2009 the Company increased its leveraged investments and holdings by creating four limited liability companies; City Juice Systems KS, LLC (“City Juice”), a Kansas limited liability company that engages in purchasing companies in the food and beverage arena; City Capital Petroleum, LLC (“City Petroleum”), a New York limited liability company that engages in purchasing companies in the oil industry; City Laundry Services, LLC, a Missouri limited liability company that engages in purchasing companies in the laundry arena; and City Beauty Systems, LLC, a Missouri limited liability company that engages in the health and beauty arena.  Each subsidiary is responsible for acquiring like companies with plans of operations that are similar to that of the acquiring subsidiary at a significant discount to market.  The Company intends to have the subsidiaries assists their acquired companies in turning a profit.  Subsequent to such turnaround, the Company will either sell or retain the acquisitions for cash flow as it sees fit.

In the nine months ended September 30, 2009, the Company purchased two juice bar locations under City Juice, located in the Kansas area.  Both subsidiaries of City Juice are available for sale as the normal course of business of City Capital is the development, growth and sale of operating companies.

The Company is the managing partner of City Laundry, which is intended to be jointly owned by several of the other partner entities. The Company’s laundromats will operate under the name City Laundry, while the dry cleaners will operate as Express Cleaners.  In February 2009 the Company completed the first acquisition for this commercial laundry subsidiary, the acquisition of a 2,000 sq. ft./30-machine laundromat with annual revenues of approximately $108,000. Additionally, the Company purchased their second commercial laundry subsidiary located in the Kansas City area in March 2009.  In April 2009, the Company purchased a third drop off location in Kansas. Two subsidiaries of City Laundry have been sold in the fourth quarter of 2009 and the third is available for sale as the normal course of business of City Capital is the development, growth and sale of operating companies.

City Laundry is one more example of how in this economic environment the Company finds opportunities through its socially conscious model.  Reviving and refurbishing failing and successful neighborhood businesses and providing employment for local residents fulfils the Company's socially conscious mission.  Even though this first acquisition is a small operation, the cleaners industry is extremely suitable for the Company’s model.  It is a fragmented industry, yet it has a proven history of weathering, even thriving in economic downturns.

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

In the first quarter of 2009, the Company acquired a 2.18% equity stake, and management role in NYC Liquidation Group, LLC.  This firm recently acquired a chain of eBay drop off retail stores in the New York City area.  In July 2009, the Company closed and discontinued the two EBay drop off locations due to increased expenses and drop in revenues.  The Company has been released from one rental space, and the other is in negotiations to be released.

In November 2009, the Company created Clean Sweep Holdings which owns and operates technology centers in Texas and North Carolina.  Clean Sweeps was formed to leverage the power of electronic gaming in order to help community organizations raise critical operation funding. Our concept of partnering entertainment gaming, with sweepstakes functionality is allowing the creation of strategic partnerships between retail merchants and charitable organizations.

Results of Operations for the Three Months Ended September 30, 2009 Compared to the Three Months Ended September, 2008.

(a)

Revenue and Cost of Revenue.

	September 30, 2009	September 30, 2008	$ Change	% Change
Revenue	$ 1,033,971	$ 41,608	$ 992,363	2385%
Cost of Revenue	1,095,452	--	1,095,452	100%
Gross Profit	(61,481)	41,608	(103,089)	(248%)
Operating, General and Administrative Costs	1,746,311	631,472	1,114,839	177%
Net Operating Loss	$ (1,807,792)	$ (589,864)	$ (1,217,928)	206%

The Company had $1,033,971 of revenue for the three months ended September 30, 2009 compared to $41,608 for the three months ended September 30, 2008, an increase of $992,363 or 2,385%.  For the three months ended September 30 2009, revenues consisted of $94,010 from commission revenues, $123,250 from self enrichments infomercial and seminar sales, $816,641 from the new gas station purchased in April 2009, and $70 from other revenues.  Revenue for the three months ended September 30, 2008 consisted $41,608 of commission revenues.

Additionally, revenues from food and beverage, laundry, retail, and Millionaire Lifestyle have been reclassified to discontinued operations in connection with the Company’s commitment to sell all the subsidiaries of City Juice and City Laundry, the discontinuation of the EBay drop off locations, and deconsolidation and impairment of Millionaire Lifestyle.

Costs of revenue were $1,095,452 for the three months ended September 30, 2009 compared to $0 for the three months ended September 30, 2008.  Cost of revenue consisted of the self enrichment segment ($333,558) for expenses for the infomercial and merchandise, and the oil and gas segment ($761,894) for inventory of the gas station.  Additionally, costs of revenues for the laundry, juice and retail segments and Millionaire Lifestyle were reclassified to discontinued operations in connection with the Company’s commitment to sell all of the subsidiaries of City Juice and City Laundry, and the deconsolidation and impairment of Millionaire Lifestyle.

As previously discussed, during 2009, the Company increased its leveraging investments and holdings by creating five limited liability companies, whose focus is on the oil and gas, laundry, food and beverage, health and beauty, and retail industries.  Due to the current economic environment, the Company experienced losses in the laundry and food and beverage segments.  In November 2009, the Company sold 39th Street and Blue Ridge.  The Company continues to hold Express Laundry and L.A. Juice as an asset held for sale due to its commitment to sell the subsidiaries. Company expects revenues for the oil and gas to increase during 2010.

For the three months ended September 30, 2009, the Company closed 9 properties and generated $94,010 of revenues from the credit investor program. The Company is actively seeking new buyers and plans on increasing its closed properties each quarter; however, because this is a newly structured endeavor and given the current economic environment the Company is unable to reasonably predict what it may have on its financial statements in the next 12 months.

(b)

Operating, General and Administrative Expenses.

Operating, general and administrative expenses for the three months ended September 30, 2009 were $1,746,311 compared to $631,472 for the three months ended September 30, 2008, an increase of $1,114,839 or 177%.  The increase for the three months ended September 30, 2009 compared to 2008 was attributable to an increase in compensation ($887,571) due to an increased amount of employees in connection with our additional subsidiaries, and issuances of stock to our board of directors that were valued with the fair value based on the grant date, consulting expenses ($341,415) due to the additional subsidiaries, offset by decreased in marketing and investor relations ($43,483), and other selling, general and administrative expenses ($70,666).  Additionally, fees relating to Millionaire Lifestyle have been reclassified to discontinued operations due to the deconsolidation and impairment of the subsidiary on September 30, 2009.  Expenses for City Juice, City Laundry’s subsidiaries and Ichiban have also been reclassified to discontinued operations in connection with the sale of 39th Street and Blue Ridge in November 2009, and the commitment to sell Express Laundry and L.A. Juice, and the close and discontinuation of the EBay drop off locations, Millionaire and L.A. Juice 2.

As previously discussed, during the first and second quarter of 2009, the Company increased its leveraging investments and holdings by creating five limited liability companies, whose focus is on the laundry, food and beverage, health and beauty, and retail industries.  Additionally, the Company subsidiaries, City Petroleum, City Laundry and City Juice each purchased an additional business during the second quarter of 2009.  Additionally, in November 2009 the Company created Clean Sweep which engages in opening and purchasing business that operate technology centers and has one start up locations as of September 30, 2009.  Due to the increase in employees and operating costs, expenses are expected to increase during 2010.

(c)

Non-Operating Expense (Income).

Non-operating expense increased by $432,797 or 228% for the three months ended September 30, 2009 compared to September 30, 2008.  The increase was attributed to increased interest expense ($84,671) due to a greater amount of note payables, loss on investment in subsidiary ($948) due to the deconsolidation and impairment of Millionaire Lifestyle and change in fair value of debt derivative ($373,409), offset by a gain on deconsolidation of subsidiary ($26,056) due to the deconsolidation of Millionaire Lifestyle for the three months ended September 30, 2009 compared to the same period in 2008.  In the three month period ended September 30, 2008, the Company recorded a significant gain on extinguishment of debt in connection with a modification of existing debt at the time.

(d)

Net Loss Attributable to City Capital Corp.

The Company had a consolidated net operating loss of $2,164,765 for the three months ended September 30, 2009 compared to $446,782 for the three months ended September 30, 2008, an increase of $1,717,983 or 385% from operations.  The increase in consolidated net operating loss is the result of the factors mentioned above. The Company anticipates a decrease in its consolidated net loss during 2010 due to the increased revenues generated from the new subsidiaries.

Results of Operations for the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September, 2008.

(a)

Revenue and Cost of Revenue.

	September 30, 2009	September 30, 2008	$ Change	% Change
Revenue	$ 1,901,804	$ 140,111	$ 1,761,693	1,257%
Cost of Revenue	2,191,055	--	2,191,055	100%
Gross Profit	(289,251)	140,111	(429,362)	(306%)
Operating, General and Administrative Costs	3,838,100	2,426,168	1,411,932	58%
Net Operating Loss	$ (4,127,351)	$ (2,286,057)	$ (1,841,294)	81%

The Company had $1,901,804 of revenue for the nine months ended September 30, 2009 compared to $140,111 for the nine months ended September 30, 2008, an increase of $1,761,693 or 1,257%.  For the nine months ended September 30, 2009, revenues consisted of $94,010 from commission sales, $212,168 from self enrichments infomercial and seminar sales, $1,542,764 from the new gas station purchased in April 2009, $49,473 from the sale of a redevelopment home, and $3,389 from other revenues.  Other revenues for the nine months ended September 30, 2009 consisted of $3,319 from book sales.  Revenue for the nine months ended September 30, 2008 consisted $112,737 of commission revenues from the credit-investor program and $27,374 of other revenues from the CEO’s speaking engagements and book sales.

Cost of revenue was $2,191,055 for the nine months ended September 30, 2009 compared to $0 for the nine months ended September 30, 2008.  Cost of revenues includes the initial purchase price of the home, renovation expenses, and closing costs paid by the Company in connection with the sale of the home.  Cost of revenue consisted of the self enrichment segment ($744,186) for expenses for the infomercial and merchandise, and the oil and gas segment ($1,395,232) for inventory of the gas station, and the sale of one home inventory ($51,637).

Additionally, rental revenues and cost of revenues for the nine months ended September 30, 2008 has been reclassified to discontinued operations in the Company’s financial statements due to the sale of a majority of the Company’s ownership rights in its subsidiary, St. Clair Superior Apartment Inc. Revenues for City Juice, City Laundry’s subsidiaries and Ichiban have also been reclassified to discontinued operations in connection with the sale of 39th Street and Blue Ridge in November 2009, and the commitment to sell Express Laundry and L.A. Juice, and the close and discontinuation of the EBay drop off locations, Millionaire and L.A. Juice 2.

As previously discussed, during the first and second quarter of 2009, the Company increased its leveraging investments and holdings by creating five limited liability companies, whose focus is on the laundry, food and beverage, health and beauty, and retail industries.  Additionally, the Company subsidiaries, City Petroleum, City Laundry and City Juice each purchased an additional business during the second quarter of 2009.  Additionally, in November 2009 the Company created Clean Sweep which engages in opening and purchasing business that operate technology centers and has one start up locations as of September 30, 2009.  Due to the increase in employees and operating costs, expenses are expected to increase during 2010.

For the nine months ended September 30, 2009, the Company 9 properties and generated $94,010 in revenues from the credit investor program. The Company is actively seeking new buyers and plans on increasing its closed properties each quarter; however, because this is a newly structured endeavor and given the current economic environment the Company is unable to reasonably predict what it may have on its financial statements in the next 12 months.

(b)

Operating, General and Administrative Expenses.

Operating, general and administrative expenses for the nine months ended September 30, 2009 were $3,838,100 compared to $2,426,168 for the nine months ended September 30 2008, an increase of $1,411,932 or 58%.  The increase for the nine months ended September 30, 2009 compared to 2008 was attributable to an increase in compensation ($1,103,750) due a bonuses related to the employment agreement between the Company and our President, increased employees at the Company’s subsidiaries and the issuance of stock to our board of directors fair valued on the grant date, consulting ($137,109), and marketing and investor relations ($177,537), offset by a decrease in other selling, general and administrative expenses ($6,466) all due to the additional subsidiaries created and acquired during the first and second quarter of 2009.  Additionally, fees relating to St. Clair Superior have been re-classified to loss on discontinued operations in connection with the sale of majority of the Company’s ownership as of January 30, 2009.  Fees relating to Millionaire Lifestyle have also been reclassified to discontinued operations due to the deconsolidation and impairment of the subsidiary on September 30, 2009. Expenses for City Juice, City Laundry’s subsidiaries and Ichiban have also been reclassified to discontinued operations in connection with the Company’s commitment to sell all the subsidiaries of City Juice and City Laundry, and the close and discontinuation of the EBay drop off locations.

As previously discussed, during the first and second quarter of 2009, the Company increased its leveraging investments and holdings by creating five limited liability companies, whose focus is on the laundry, food and beverage, health and beauty, and retail industries.  Additionally, the Company subsidiaries, City Petroleum, City Laundry and City Juice each purchased an additional business during the second quarter of 2009.  Additionally, in November 2009 the Company created Clean Sweep which engages in opening and purchasing business that operate technology centers and has one start up locations as of September 30, 2009.  Due to the increase in employees and operating costs, expenses are expected to increase during 2010.

(c)

Non-Operating Expense (Income).

Non-operating expense (income) increased by $869,545 or 150% for the nine months ended September 30, 2009 compared to September 30, 2008.  This was attributed significantly to the sale of 80% of St. Clair Superior, and deconsolidation of Millionaire Lifestyle which resulted in a gain on deconsolidated of subsidiary ($372,460), offset by $119,201 as a loss on investments in unconsolidated subsidiaries due to the impairment of The Male Room, and $185,493 of interest expense for the nine months ended September 30, 2009 due to increased amounts of note payables.  Additionally, for the nine months ended September 30, 2009, the Company had a decrease of gain on extinguishment of debt ($879,632).

(d)   Net Loss Attributable to City Capital Corp.

The Company had a consolidated net operating loss of $5,037,895 for the nine months ended September 30, 2009 compared to $1,814,617 for the nine months ended September 30, 2008, an increase of $3,223,278 or approximately 178% from operations.  The increase in consolidated net operating loss is the result of the factors mentioned above. The Company anticipates a decrease in its consolidated net operating loss during 2010 due to the increased revenues generated from the new subsidiaries.

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

Operating Activities.

The net cash used in operating activities was $2,207,698 for the nine months ended September 30, 2009 compared to $1,796,217 for the nine months ended September 30, 2008, an increase of $411,481 or 23%.  This increase is attributed to many changes from period to period, including an increase in accounts payable and accrued expenses, and deferred revenues in connection with the infomercial, offset by a decrease in the Company’s note receivable-related party, and home inventory.

Investing Activities.

Net cash used in investing activities was $813,919 for the nine months ended September 30, 2009 compared to $5,000 for the nine months ended September 30, 2008, an increase of $808,919 or 16,178%.  The increase is due to the purchase of six new businesses by the Company’s subsidiaries and associated assets, and increase in investments in unconsolidated subsidiaries, offset by the proceeds from discontinued operations due to the sale of a majority of the ownership in St. Clair Superior.

Financing Activities.

    Net cash provided by financing activities increased to $2,863,144 compared to $1,871,716 for the nine months ended September 30, 2009 and 2008, an increase of $991,428 or 53%.  This increase was due to the increased amount of debt the Company acquired to support its operations.

Liquidity and Capital Resources.

As of September 30, 2009, the Company had total current assets of $2,537,655 and total current liabilities of $8,190,354, resulting in a working capital deficit of $5,652,699.  The Company’s cash balance as of September 30, 2009 totaled $55,515.  Overall, cash and cash equivalents for the nine months ended September 30, 2009 decreased by $158,473 from December 31, 2008 due to the increased purchase of subsidiaries.  As a result of substantially more subsidiaries purchased in the first and second quarters of 2009, expense for additional employees and operating costs have dramatically decreased the cash balance during 2009.  The Company’s debt load will also put considerable strain on its cash resources for the remainder of 2009 and into 2010.

In December 2009, the Company was notified that its fund source for debt instruments was at capacity and unable to further participate in City Capital Corp programs.  This has caused the Company to receive fewer funds subsequent to December 2009 than anticipated. Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to it and/or that demand for equity/debt instruments will be sufficient to meet its capital needs, or that financing will be available on terms favorable to the Company.

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

Revenues from the self enrichment, food and beverage, laundry, oil and gas and retail segments arise from the sale of merchandise and services.  We recognize revenue when the customer takes possession of the merchandise, shipment of merchandise, or in the case of services, at the time the service is provided.

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

(b)

Stock Based Compensation.

Stock based compensation is accounted for using the Equity-Based Payments to Non-Employee Topic or Stock Compensation Topic of the FASB ASC, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We determine the value of stock issued at the date of grant. We also determine at the date of grant the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

(c)

Investment in Unconsolidated Investee.

Entities in which the Company does not have a controlling financial interest (and therefore are not consolidated) but in which the Company exerts significant influence (generally defined as owning a voting interest of 20% to 50%, or a partnership interest greater than 3%) are accounted for as required by the Investments-Equity Method and Joint Venture Topic of the FASB Codification.  As of September 30, 2009 the Company accounts for its investments in St. Clair Superior under the equity method of accounting and records its share of income as a component within Consolidated Statement of Operations.  The Company fully impaired The Male Room as of September 30, 2009 due to the closure of the businesses in December 2009.  In addition, the Company fully impaired Millionaire Lifestyle as of September 30, 2009 due to the cessation of operations in December 2009.

(d)

Debt Modification

If at any time the Company is not able to pay back outstanding debt upon the maturity date, the Company actively works with the note holder to modify the terms of the agreement.  All modifications to debt are evaluated for debt extinguishment as required by the Debt Topic of the FASB Codification.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b)

On July 28, 2007, the Company was named as a defendant is a lawsuit filed in the United States District Court for the Eastern District of Pennsylvania, Philadelphia Division: The Granite Companies v. City Capital Corporation.  The Granite Companies and the Company entered into an agreement to purchase the membership interests of The Granite Companies and continue to operate the entity, together with an agreement to honor certain outstanding liabilities. After the agreement was signed, the Company commenced its due diligence and became aware that the statements and representations made by representatives of The Granite Companies were materially false.  As a result, immediately thereafter, the Company, through counsel, sent a letter terminating the agreement and requesting the return of certain funds: The Company had previously provided The Granite Companies a $150,000 deposit and paid approximately $30,000 for the continued operations of The Granite Companies

The complaint alleges that the Company breached its contractual obligation and also should be found liable for fraud relating to the transaction. $1,238,719, together with punitive damages and any other relief deemed appropriate by the Court are being sought.  The Company has filed a motion to dismiss the complaint and several other pre-discovery motions have been filed.

There was a mediation scheduled before a United States District Court Judge on March 19, 2009.  The case did not settle.

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

(c)        In the fall of 2009, the Company was advised that a complaint had been prepared in State Court in Minnesota seeking approximately $160,000.  This lawsuit allegedly stems from monies owed to the former insiders of the Company.  The monies allegedly owed were then assigned to a company named Deal Flow, which is owned by one of the former insiders of the Company.  The underlying Complaint also sought to unwind a transfer from the Company to AmoroCorp for approximately $1,900,000.  The CEO of the Company was also named as a Defendant in the case in his individual capacity.  The Company, the CEO and AmoroCorp filed a motion to dismiss the complaint on a number of bases.  The CEO and AmoroCorp sought to dismiss the complaint, contending the Court lacked personal jurisdiction over them.  The Company sought to dismiss the Complaint, contending that it failed to state a claim upon which relief could be granted.  In late January, 2010, a hearing was conducted.  At the conclusion of the hearing the Court granted the Motion.  The Court found that it does not have personal jurisdiction over either the CEO or AmoroCorp.  Rather than dismissing the case as against them, the case has been stayed, in case Deal Flow is able to present facts at some later time showing that the Court has personal jurisdiction.  With respect to the Company, the Court has directed Deal Flow to file an amended complaint.

 The Company denies any liability and is vigorously disputing the claims.  The Company will take all appropriate action with respect to this claim, including investigating whether it has any claims against the former insiders for monies owed to the Company.

ITEM 1A.  RISK FACTORS.

There have been no material changes in the risk factors as previously disclosed in response to Item 1A.of Part I of the Company’s latest Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

As of September 30, 2009, the Company has no defaults upon senior securities except that noted in the Notes To The Financial Statements- Note 13.

ITEM 4. [RESERVED]

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

City Capital Corporation

Dated: March 23, 2010

By: /s/  Ephren W. Taylor II

Ephren W. Taylor II,

Chief Executive Officer (principal financial officer)

EXHIBIT INDEX

Number

       Description

3.1

Articles of Incorporation, dated September 30, 1984 (incorporated by reference to Exhibit 3.1 of the Form 10-KSB filed on April 13, 2001).

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

10.14

General Release, Termination and Indemnification Agreement between Giuseppe Arlia. and the Company dated January 16, 2009 (incorporated by reference to Exhibit 10.14 of the Form 10-Q filed on September 17, 2009).

10.15

Asset Purchase Agreement between the Company and LA Juice, dated February 20, 2009 (incorporated by reference to Exhibit 10.15 of the Form 10-Q filed on September 17, 2009).

10.16

Asset Purchase Agreement between the Company and Blends 101, LLC, dated April 2, 2009 (incorporated by reference to Exhibit 10.16 of the Form 10-Q filed on January 15, 2010).

10.17

Asset Purchase Agreement between the Company and Hebron Consulting, dated April 24, 2009 (incorporated by reference to Exhibit 10.17 of the Form 10-Q filed on January 15, 2010).

10.18

Lease Transfer and Asset Purchase Agreement between the Company and Brookhaven Gasoline

Co., Inc., dated April 3, 2009 (incorporated by reference to Exhibit 10.18 of the Form 10-Q filed January 15, 2010).

10.19

Employment Agreement between the Company and Wendy J. Connor, dated November 19, 2009 (filed herewith).

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