Form 10-K
period 2009-12-31
CITY CAPITAL CORP
filed 2010-06-15
CIK 793986

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____to _____

Commission File Number: 33-05902

CITY CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	22-2774460
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

3100 Smoke Tree Lane, Raleigh, North Carolina	27616
(Address of Principal Executive Offices	(Zip Code)

Company’s telephone number, including area code:  (877) 367-1463

Securities registered pursuant to Section 12(b) of the Act   None

Securities registered pursuant to Section 12(g) of the Act: Common stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act      Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:      Yes ☐   No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☐   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☐

Accelerated filer  ☐

Non-accelerated filer    ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act:  Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company as of June 30, 2009: $2,973,891.  As of June 10, 2010, the Company had 95,999,957 shares of common stock issued and outstanding.

Documents incorporated by reference: None

 PART I.

FORWARD LOOKING STATEMENTS

Forward-looking statements include the information concerning City Capital Corporation’s, (“The Company”)  possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, and the effects of future regulation and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “may,” “will,” or similar expressions. Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements. We do not have any intention or obligation to update forward-looking statements after we distribute this report. You should understand that many important factors, in addition to those discussed elsewhere in this report, and could cause our results to differ materially from those expressed in the forward-looking statements. These factors include, without limitation, increases in materials, labor, demand for services, our ability to implement our growth strategy, our fixed obligations, and our dependence on the market demand for automation and control services.

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

On March 29, 2007 the Company entered into an agreement to sell its operating subsidiary Perfect Turf, Inc. Under terms of the agreement, the buyer of Perfect Turf, Inc assumed $191,225 of the Company’s debt including a combination of the Company’s notes payable, convertible debentures and the interest on the assumed debt. The Company incurred a loss of $64,170 on the disposition of the investment subsidiary.

The Company’s board of directors unanimously determined that it would be in the best interests of the Company and its stockholders to seek stockholder approval to terminate the Company’s previous status as a business development company (“BDC”) under The Investment Company Act of 1940 (“1940 Act”) and to file a Form N-54C with the Securities and Exchange Commission (“SEC”) to terminate this status.  On April 3, 2007, after the Company’s stockholders approved the termination of the Company’s status as a BDC under the 1940 Act and the filing of a Form N-54C with the SEC, the Company filed a Form N-54C with the SEC terminating its status as a BDC.

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

The Company makes strategic investments and acquisitions that are intended to yield a positive return on investment.  The Company’s intent is to acquire assets at a significant discount to market, and then rebuild them for sale or cash flow.  These investments will also serve the communities the Company operates in by creating economic opportunities for underserved populations.  The Company maintains stakes in industries such as technology, biofuels, commercial laundry, and technology centers.  New additions to the Company represent the Company’s strong devotion to educating and investing in future entrepreneurs.

Subsidiaries of the Company.

Goshen Energy, Inc. (“Goshen”), a Nevada corporation organized on August 10, 2006, engages in the buying, selling, and drilling of oil and gas.  The Company is also actively engaged in the exploration of biofuel development and production opportunities domestically and globally through available business opportunities.

City Laundry Services, LLC (“City Laundry”), a Missouri limited liability company, organized on January 22, 2009, engages in purchasing businesses in the cleaning arena.  City Laundry purchased 100% of the assets in 39th Street Laundromat (“39th Street”), a Missouri company, on February 6, 2009, and 100% of the assets in Blue Ridge Cleaners (“Blue Ridge”), a Missouri company, on March 23, 2009.  On April 24, 2009, the Company purchased 100% of the assets of an express laundry location (“Express Cleaners”) in Kansas.  In November 2009, the Company sold 39th Street and Blue Ridge.

City Juice Systems KS, LLC (“City Juice”), a Kansas limited liability company, organized on February 16, 2009, engages in purchasing businesses in the food and beverage arena.  On February 20, 2009, City Juice purchased 100% of the assets in L.A. Juice Company, Inc. (“L.A. Juice”), a Kansas corporation, and 100% of the assets of Blends 101, LLC (“L.A. Juice 2”), a Kansas limited liability company.  L.A. Juice 2 closed in August 2009, and L.A. Juice is available for sale as the normal course of business of City Capital is the development, growth and sale of operating companies.  In March 2010, the Company determined that due to the state of the economy, L.A. Juice could not be successfully sold and closed the location.

City Beauty Systems, LLC (“City Beauty”), a Missouri limited liability company, organized on March 31, 2009, engages in purchasing businesses in the health and beauty arena.  The Company is exploring new revenue opportunities and markets for this subsidiary.

City Capital Petroleum, LLC (“City Petroleum”), a New York limited liability company, was originally organized in Missouri on January 26, 2009, and was dissolved and re-organized in New York on April 2, 2009.  City Petroleum engages in purchasing businesses in the oil and gas industry.  On April 3, 2009, City Petroleum purchased 100% of the assets of a gas station and convenience store located in Brookhaven, New York (“O.K. Petroleum”).

Clean Sweeps Holdings Group, LLC (“Clean Sweeps”), a North Carolina limited liability company, organized on November 13, 2009, engages in opening and purchasing businesses that operate technology centers.  This subsidiary currently has one location in Texas which opened in October 2009.  On November 9, 2009, Clean Sweeps purchased 100% of the assets of Main Street Sweepstakes (“Main Street”) located in Rolesville, North Carolina from an individual. On December 28, 2009, Clean Sweeps purchased 100% of the assets of Walnut Cove Sweepstakes (“Walnut Cove”) located in Walnut Cove, North Carolina from an individual and Coffee & Calls (“Coffee & Calls”) located in Kernersville, North Carolina.  In the first quarter of 2010, Walnut Cove and Coffee & Calls were sold to a third party.

Nitty Gritty, LLC (“Nitty Gritty”), a Missouri limited liability company, organized on October 6, 2008, provides a subscription based online forum, social network, and training network where members learn "All Things Internet Marketing”.  This subsidiary has been re-classed to available for sale in connection with the Company’s commitment to sell the subsidiary.

A 33% interest and managing member in The Millionaire Lifestyle Group, LLC ("Millionaire"), a Missouri limited liability company, organized August 21, 2008, a web based initiative that provides self-help mentoring and training seminars.  This subsidiary was fully impaired due to the cessation of operations in December 2009.

A 2.18% interest and managing member in NYC Liquidation Group, LLC (“NYC Liquidation Group”), a New York limited liability company, organized January 5, 2009.  On January 16, 2009, NYC Liquidation Group purchased 100% of the assets in Ichiban Ventures, Inc. (“Ichiban”), a New York corporation that owns two retail EBay drop-off locations.  The two locations were closed and the EBay stores discontinued in July 2009.

A 40% interest in The Male Room, LLC (“The Male Room”), a New York limited liability company, organized on March 9, 2005, that provides salon services to males.   The subsidiary was fully impaired due to its closing in December 2009.

A 20% interest in St. Clair Superior Apartment, Inc. (“St. Clair Superior”), an Ohio corporation organized February 23, 2000, which operates an apartment complex.

Competition.

The Company competes for assets with a large number of development companies both for profit and not for profit. Most of the competitors have greater resources than the Company. Increased competition would make it more difficult for the Company to purchase or originate assets at attractive prices.

The Company is in a highly competitive market and its assets are subject to numerous outside influences including market prices for property and natural resources such as oil.  The market influences are not controllable by the Company and are influenced by world markets, interest rates, governmental policies and competitors with much larger financial capabilities.

Patents and Trademarks.

The Company does not hold any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts for its business.

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

Government Regulation of Development, Exploration and Production.

The Company is not aware of any existing or probable governmental regulations of an extraordinary nature pertaining to the Company’s business, other than those that apply to the development of its oil and gas properties, and those may be extensive.

The development of the Company’s oil and gas properties is subject to extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases cost of doing business and affects its profitability. Because such rules and regulations are frequently amended or interpreted differently by regulatory agencies, the Company will be unable to accurately predict the future cost or impact of complying with such laws.

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

The recent trend in environmental legislation and regulation has been generally toward stricter standards, and this trend will likely continue. The Company does not presently anticipate that it will be required to expend amounts relating to the development of the oil and gas properties that are material in relation to its total capital expenditure program by reason of environmental laws and regulations, but because such laws and regulations are subject to interpretation by enforcement agencies and are frequently changed by legislative bodies, the Company is unable to accurately predict the ultimate cost of such compliance for 2010.

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

The following environmental laws and regulatory programs appear to be most significant to the oil and gas properties in 2009 and 2010:

(a)

Clean Water and Oil Pollution Regulatory Programs.

The Federal Clean Water Act (“CWA”) regulates discharges of pollutants to surface waters. The discharge of crude oil and petroleum products to surface waters also is precluded by the Oil Pollution Act (“OPA”).  The Company’s operations are inherently subject to accidental spills and releases of crude oil and drilling fluids that may give rise to liability to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. Minor spills occur from time to time during the normal course of the Company’s production operations. The Company maintains spill prevention control and countermeasure plans (“SPCC plans”) for facilities that store large quantities of crude oil or petroleum products to prevent the accidental discharge of these potential pollutants to surface waters.

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

(c)

Waste Disposal Regulatory Programs.

The operations may generate and result in the transportation and disposal of quantities of produced water and other wastes classified by the Environmental Protection Agency (“EPA”) as “non-hazardous solid wastes”. The EPA is currently considering the adoption of stricter disposal and clean-up standards for non-hazardous solid wastes under the Resource Conservation and Recovery Act (“RCRA”). In some instances, EPA has already required the clean up of certain non-hazardous solid waste reclamation and disposal sites under standards similar to those typically found only for hazardous waste disposal sites. It also is possible that wastes that are currently classified as “non-hazardous” by EPA, including some wastes generated during the Company’s drilling and production operations, may in the future be reclassified as “hazardous wastes”. Because hazardous wastes require much more rigorous and costly treatment, storage, transportation and disposal requirements, such changes in the interpretation and enforcement of the current waste disposal regulations would result in significant increases in waste disposal expenditures by the Company.

(d)

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”).

CERCLA, also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to have caused or contributed to the release or threatened release of a “hazardous substance” into the environment. These persons include the current or past owner or operator of the disposal site or sites where the release occurred and companies that transported, disposed or arranged for the disposal of the hazardous substances under CERCLA. These persons may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. The Company is not presently aware of any potential adverse claims in this regard.

Health and Safety Regulatory Programs.

The operations also are subject to regulations promulgated by the Occupational Safety and Health Administration (“OSHA”) regarding worker and work place safety.

Regulations Relating to Real Estate Development and Maintenance

Laws benefiting disabled persons may result in the Company's incurrence of unanticipated expenses.  Under the Americans with Disabilities Act of 1990 (“ADA”), all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988 (“FHAA”) requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped.  These and other Federal, state and local laws may require modifications to the Company's property, or restrict renovations of the property.  Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures.

Employees.

As of the date of this filing, the Company has a total of 28 employees: 15 who serve administrative functions throughout the Company and 13 who perform customer service duties at the subsidiary service locations.

The Company’s future success also depends on its ability to attract and retain other qualified personnel, for which competition is intense. The loss of the Company’s Chief Executive Officer or its inability to attract and retain other qualified employees could have a material adverse effect on the Company.

ITEM 1A.

RISK FACTORS.

Risks Relating to the Business.

(a)

The Company Has a History of Losses That May Continue.

The Company incurred net losses of $6,316,328 for the year ended December 31, 2009 and $2,602,457 for the year ended December 31, 2008.  The Company cannot provide assurance that it can achieve or sustain profitability on a quarterly or annual basis in the future.  If revenues grow more slowly than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly, the Company will continue to incur losses.  The Company’s possible success is dependent upon the successful development of its business plan, as to which there is no assurance.  Any future success that the Company might enjoy will depend upon many factors, including factors out of the Company’s control or which cannot be predicted at this time.  These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users, and other factors.  These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations.

(b)

The Company’s Independent Registered Public Accounting Firm Has Expressed Substantial Doubt About the Company’s Ability to Continue as a Going Concern, Which May Hinder the Company’s Ability to Obtain Future Financing.

In its report dated May 31, 2010 on the financial statements for the years ended December 31, 2009 and 2008, the Company’s independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit of $18,468,522 as of December 31, 2009 and recurring losses from operations.  The Company continues to experience net losses.  The Company’s ability to continue as a going concern is subject to the ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of its securities, increasing sales or obtaining loans from various financial institutions where possible.  The continued net losses and stockholders’ deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

(d)

Changes in Interest Rates May Affect the Cost of Capital and Increase Costs to the Company.

Because the Company can borrow money to acquire assets and improve them, the operating income can be dependent upon the rate at which the Company borrow funds and the return on the projects that use the borrowed funds.  As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Company’s operating income. In periods of rising interest rates, the cost of funds would increase, which would reduce income.

(e)

The Company May Need to Raise Additional Cash to Complete Its Projects.

The Company may have to make additional cash investments in projects to protect their overall value in the assets of the Company. The failure to make additional investments may jeopardize the continued viability of an operating subsidiary, and the Company’s initial (and subsequent) investments.  The Company has no established criteria in determining whether to make an additional investment except that its management will exercise its business judgment and apply criteria similar to those used when making the initial investment.  The Company cannot provide assurance that it will have sufficient funds to make any necessary additional investments, which could adversely affect its success and result in the loss of a substantial portion or all of its investment in an operating subsidiary.

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

(h)

The Company’s Success is Largely Dependent on the Abilities of Its Management and Employees.

The Company’s success is largely dependent on the personal efforts and abilities of its management. The loss of the Company’s Chief Executive Officer could have a material adverse effect on its business and prospects.

(i)

The Company’s Quarterly and Annual Operating Results Fluctuate Significantly.

The Company’s quarterly and annual operating results could fluctuate significantly due to a number of factors.  These factors include the small number and range of values of the transactions that are completed each quarter, fluctuations in the values of the Company’s investments, the timing of the recognition of unrealized gains and losses, the degree to which the Company  encounters competition in its markets, the volatility of the stock market and its impact on the Company’s unrealized gains and losses, as well as other general economic conditions. As a result of these factors, quarterly and annual results are not necessarily indicative of the Company’s performance in future quarters and years.

(j)

Risks and Costs of Complying with Section 404 of the Sarbanes-Oxley Act.

The Company is required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires it to maintain an ongoing evaluation and integration of the internal control over financial reporting.  The Company is required to document and test its internal control and certify that it is responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2009.  In subsequent years, the Company’s independent registered public accounting firm will be required to opine on those internal control and management’s assessment of those control.  In the process, the Company may identify areas requiring improvement, and the Company may have to design enhanced processes and controls to address issues identified through this review.

The Company evaluated its existing control for the year ended December 31, 2009.  The Company’s Chief Executive Officer identified material weaknesses in the Company’s internal control over financial reporting and determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2009.  The identified material weaknesses did not result in material audit adjustments to the Company’s 2009 financial statements; however, uncured material weaknesses could negatively impact the Company’s financial statements for subsequent years.

The Company cannot be certain that it will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that the Company’s auditors will not have to report a material weakness in connection with the presentation of the Company’s financial statements.  If the Company fails to comply with the requirements of Section 404 or if the Company’s auditors report such material weakness, the accuracy and timeliness of the filing of the Company’s annual report may be materially adversely affected and could cause investors to lose confidence in its reported financial information, which could have a negative affect on the trading price of the common stock.  In addition, a material weakness in the effectiveness of the Company’s internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce the Company’s ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on the Company’s business, results of operations and financial condition.

Further, the Company believes that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 could be significant.  If the time and costs associated with such compliance exceed the Company’s current expectations, its results of operations could be adversely affected.

Risks Relating to Acquisitions.

(a)

The Company May Fail to Uncover All Liabilities of Acquisition Targets Through the Due Diligence Process Prior to an Acquisition, Exposing It to Potentially Large, Unanticipated Costs.

Prior to the consummation of any acquisition, the Company performs a due diligence review of the target in which the Company proposes to make acquisitions.  The Company’s due diligence review, however, may not adequately uncover the entire contingent or undisclosed liabilities the Company may incur as a consequence of the proposed acquisition.

(b)

Special Non-Recurring and Integration Costs Associated with Acquisitions Could Adversely Affect the Company’s Operating Results in the Periods Following These Acquisitions.

In connection with some acquisitions, the Company may incur non-recurring severance expenses, restructuring charges and change of control payments. These expenses, charges and payments, as well as the initial costs of integrating the personnel and facilities of an acquired business with those of the Company’s existing operations, may adversely affect its operating results during the initial financial periods following an acquisition.  In addition, the integration of newly acquired companies may lead to diversion of management’s attention from other ongoing business concerns.

Risks Relating to the Common Stock.

(a)

Common Stock Price May Be Volatile.

The trading price of the Company’s common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond the Company’s control and may not be directly related to its operating performance.  These factors include the following:

•

Price and volume fluctuations in the overall stock market from time to time;

•

Significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

•

Changes in regulatory policies with respect to business development companies;

•

Actual or anticipated changes in earnings or fluctuations in operating results;

•

General economic conditions and trends;

•

Loss of a major funding source; or

•

Departures of key personnel.

Due to the continued potential volatility of the stock price, the Company may be the target of securities litigation in the future.  Securities litigation could result in substantial costs and divert management’s attention and resources from the business.

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

 (c)

No Assurance of a Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Common Stock.

The SEC has adopted a number of rules to regulate “penny stocks.”  Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended.  Because the securities of the Company constitute “penny stocks” within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets), the rules apply to the Company and to its securities.

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

There has been only a limited public market for the common stock of the Company.  This common stock is currently traded on the Pink Sheets LLC (“Pink Sheets”).  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the market value of the common stock.  The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Company’s common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

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

(d)

Failure to Maintain Market Makers May Affect Value of Company’s Stock.

If the Company is unable to maintain Financial Industry Regulatory Authority member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail.  Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market.  There can be no assurance the Company will be able to maintain such market makers.

(e)

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.

PROPERTIES.

The Company owns no real property.

As of the date of this filing the Company leases the following office space:

Entity	Address	Monthly rent
Corporate	3100 Smoke Tree Lane Raleigh, NC 27616	$ 3,411
OK Petroleum	2510 Montauk Hwy Brookhaven, NY 11719	$ 7,556
Express	7620 Metcalf Ave. Overland Park, KS 66204	$ 3,701
Walnut Cove Sweepstakes	310 Northshore Seven Points, TX 75163	$ 800
Main Street Sweepstakes	411 S. Main St Rolesville, NC 27517	$ 1,389
Coffee & Calls	1261 NC 66 South, Suite E Kernersville, NC 27284	$ 1,275

Management believes that its facilities are adequate for its present business.

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

Accordingly, the Company does not believe, based on its assessment, that it is necessary to make any provisions in its financial statements for any possible adverse result. As of December 31, 2009 the shares have not been returned to the Company.

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

There was mediation before a United States District Court Judge on March 19, 2009.  The case did not settle.

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

                (c)     In the fall of 2009, the Company was advised that a complaint had been prepared in State Court in Minnesota seeking approximately $160,000.  This lawsuit allegedly stems from monies owed to the former insiders of the Company.  The monies allegedly owed were then assigned to a company named Deal Flow, which is owned by one of the former insiders of the Company.  The underlying complaint also sought to unwind a transfer from the Company to AmorCorp for approximately $1,900,000.  The CEO of the Company was also named as a Defendant in the case in his individual capacity.  The Company, the CEO and AmoroCorp filed a motion to dismiss the complaint on a number of bases.  The CEO and AmoroCorp sought to dismiss the complaint, contending the Court lack personal jurisdiction over them.  The Company sought to dismiss the Complaint, contending that it failed to state a claim upon which relief could be granted.  In late January 2010, a hearing was conducted.  At the conclusion of the hearing the Court granted the Motion.  The Court found that it does not have personal jurisdiction over either the CEO or AmoroCorp.  Rather than dismissing the case against them, the case has been stayed, in case Deal Flow is able to present facts at some later time showing that the Court has personal jurisdiction.  With respect to the Company, the Court has directed Deal Flow to file an amended complaint.  On or about April 1, 2010, Deal Flow filed an amended complaint.  However, rather than complying with the Court’s Order, the amended complaint again raised claims against both AmoroCorp and the CEO of the Company.  The Company has filed another motion to dismiss, which is scheduled to be heard in June, 2010.

The Company denies any liability and is vigorously disputing the claims.  The Company will take all appropriate action with respect to this claim, including investigating whether it has any claims against the former insiders for monies owed to the Company.

(d)

In early 2010, a subsidiary of the Company, City Juice, which had operated a store in Kansas City, Missouri, was sued by the landlord for possession for failing to make some payments under its lease.  The parties settled the case and City Juice vacated that location.

(e)

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

ITEM 4.

[REMOVED AND RESERVED]

PART II.

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

The Company’s common stock trades on the Pink Sheets under the symbol “CTCC”.

The range of closing prices shown below is as reported by this market.  The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Per Share Common Stock Close Prices by Quarter

For the Fiscal Year Ended on December 31, 2009

	High	Low
Quarter Ended December 31, 2009	$ 0.24	$ 0.06
Quarter Ended September 30, 2009	$ 0.20	$ 0.06
Quarter Ended June 30, 2009	$ 0.25	$ 0.02
Quarter Ended March 31, 2009	$ 0.02	$ 0.005

Per Share Common Stock Close Prices by Quarter

For the Fiscal Year Ended on December 31, 2008

	High	Low
Quarter Ended December 31, 2008	$ 0.10	$ 0.007
Quarter Ended September 30, 2008	$ 1.01	$ 0.11
Quarter Ended June 30, 2008	$ 1.01	$ 0.20
Quarter Ended March 31, 2008	$ 2.00	$ 0.51

Holders of Common Equity.

As of June 4, 2010, the Company had approximately 847 stockholders of record of its common stock.  The number of registered stockholders excludes any estimate of the number of beneficial owners of common shares held in street name.

Dividend Information.

The Company has not declared or paid a cash dividend to stockholders since it was organized.  The board of directors presently intends to retain any earnings to finance the operations and does not expect to authorize cash dividends in the foreseeable future.  Any payment of cash dividends in the future will depend upon the Company’s earnings, capital requirements and other factors.

Equity Securities Sold Without Registration.

There were no sales of unregistered (restricted) securities during the year ended December 31, 2009 that have not previously been reported on a Form 8-K or 10-Q.

Issuer Purchases of Equity Securities.

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following management’s discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, the Company’s audited financial statements and related notes included elsewhere in this Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

Recent Developments.

The Company began marketing community development programs nationwide via touring by the current CEO, Ephren Taylor. The Company has developed a presentation featured at www.WealthTourLive.com that has toured the nation domestically as well as internationally.  Over 30,000 people have experienced this economic empowerment presentation.  The presentation allows for positive Company exposure, as well as acquiring new partner clients. It also expanded the Internet marketing partnerships and Adword purchases, increasing lead flow.  Interested leads may enroll directly on various partner sites like www.IRACashFlow.com, or through the corporate website www.CityCapCorp.com.  These activities are expected to significantly increase the existing credit-investor client base, which directly affects the potential volume of properties the Company can develop.

In the area of biofuel, the Company’s subsidiary Goshen has partnered with universities to create and develop curriculum around biodiesel production.  In 2008 the Company partnered with Mississippi Valley State University to develop a commercial biofuel production facility.  The venture is still in the development and testing stage. The Company intends to have a commercial facility in production in 2010.

The model of partnering with higher learning educational institutions is something the Company will build on in 2010. The Company is actively seeking partnerships with an additional five institutions by the end of 2010. The Company sees this model as bringing a new line of green jobs to rural and urban communities, as well as educating future generations of industries to come.

The Company will use this acquisition to allow it to leverage its capital to mentor and foster an environment not only for aspiring entrepreneurs, but also to serve as an incubator for developing companies and future additions to the companies diversified portfolio in 2010.

During the first quarter of 2009 the Company increased its leveraged investments and holdings by creating four limited liability companies: City Juice Systems KS, LLC (“City Juice”), a Kansas limited liability company that engages in purchasing companies in the food and beverage arena; City Capital Petroleum, LLC (“City Petroleum”), a New York limited liability company that engages in purchasing companies in the oil industry; City Laundry Services, LLC (“City Laundry”), a Missouri limited liability company that engages in purchasing companies in the laundry arena; and City Beauty Systems, LLC (“City Beauty”), a Missouri limited liability company that engages in the health and beauty arena.  Each subsidiary is responsible for acquiring like companies with plans of operations that are similar to that of the acquiring subsidiary at a significant discount to market.  The Company intends to have the subsidiaries assist their acquired companies in turning a profit.  Subsequent to the turnaround, the Company will either sell or retain the acquisitions for cash flow as it sees fit.

In 2009, the Company purchased two juice bar locations under City Juice, located in the Kansas area.  Both subsidiaries of City Juice are available for sale as the normal course of business of City Capital is the development, growth and sale of operating companies.

The Company is the managing partner of City Laundry, which is intended to be jointly owned by several of the other partner entities. The Company’s laundromats will operate under the name City Laundry, while the dry cleaners will operate as Express Cleaners.  In February 2009 the Company completed the first acquisition for this commercial laundry subsidiary, the acquisition of a 2,000 sq. ft./30-machine laundromat with annual revenues of approximately $108,000. Additionally, the Company purchased their second commercial laundry subsidiary located in the Kansas City area in March 2009.  In April 2009, the Company purchased a third drop-off location in Kansas. Two subsidiaries of City Laundry have been sold in the fourth quarter of 2009 and the third is available for sale as the normal course of business of City Capital is the development, growth and sale of operating companies.

City Laundry is one more example of how, in this economic environment, the Company finds opportunities through its socially conscious model.  Reviving and refurbishing failing and successful neighborhood businesses and providing employment for local residents fulfils the Company's socially conscious mission.  Even though this first acquisition is a small operation, the cleaners industry is extremely suitable for the Company’s model.  It is a fragmented industry, yet it has a proven history of weathering, even thriving in economic downturns.

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

In the first quarter of 2009, the Company acquired a 2.18% equity stake and a management role in NYC Liquidation Group, LLC.  This firm acquired a chain of EBay drop-off retail stores in the New York City area.  In July 2009, the Company closed and discontinued the two EBay drop-off locations due to increased expenses and drop in revenues.  The Company has been released from one rental space, and the other is in negotiations to be released.

In November 2009, the Company created Clean Sweeps Holdings (“Clean Sweeps”) which owns and operates technology centers in Texas and North Carolina.  Clean Sweeps was formed to leverage the power of electronic gaming in order to help community organizations raise critical operation funding. Our concept of partnering entertainment gaming, with sweepstakes functionality is allowing the creation of strategic partnerships between retail merchants and charitable organizations.

Results of Operations for the Year ended December 31, 2009 Compared to the year ended December 31, 2008.

(a)

Revenue and Cost of Revenue.

	December 31, 2009	December 31, 2008	$ Change	% Change
Revenue	$ 2,790,736	$ 233,003	$ (2,557,733)	(1,098)%
Cost of Revenue	(3,195,768)	(72,264)	(3,123,504)	(4,322)%
Gross Profit	(405,032)	160,739	565,771	352%
Operating, General and Administrative Costs	(4,688,806)	(3,045,975)	(1,642,831)	(54)%
Net Operating Loss	$ (5,093,838)	$ (2,885,236)	$ (2,208,602)	(77)%

The Company had $2,790,736 of revenue for the year ended December 31, 2009 compared to $233,003 for the year ended December 31, 2008, an increase of $2,557,733 or approximately 1,098%.  The increase in revenue was due primarily to revenues from the Company’s oil and gas segment of $2,357,958, commission revenue of $94,010, infomercial revenue of $254,613, home sales of $49,909, technology centers of $10,911 and other revenues of $23,335.  Other revenues for 2009 consisted of the CEO’s book sales. All revenues for the laundry and juice segments have been reclassified as a loss on discontinued operations.  For the year ended December 31, 2008, revenues consisted of $121,737 in commission revenues from the credit-investor program, $81,292 from a sale of a redeveloped home, and $29,974 in other revenues.  Other revenues for the year ended 2008 consisted of $27,374 and $2,600 from the CEO’s speaking engagements and book sales.

Cost of revenue was $3,195,768 for the year ended December 31, 2009 compared to $72,264 for the year ended December 31, 2008.  Cost of revenues includes the initial purchase price of the home, renovation expenses, and closing costs paid by the Company in connection with the sale of the home.  Cost of revenue consisted primarily of the self-enrichment segment ($770,376) for expenses for the infomercial and merchandise, and the oil and gas segment ($2,316,556) for inventory of the gas station, and the sale of one home inventory ($51,638).

Additionally, rental revenues and cost of revenues for the year ended December 31, 2008 has been classified as discontinued operations in the Company’s financial statements due to the sale of a majority of the Company’s ownership rights in its subsidiary, St. Clair Superior Apartment Inc. Revenues for City Juice, City Laundry’s subsidiaries and Ichiban have also been reclassified to discontinued operations in connection with the sale of 39th Street and Blue Ridge in November 2009, and the commitment to sell Express Laundry and L.A. Juice, and the close and discontinuation of the EBay drop-off locations, Millionaire and L.A. Juice 2.

For the year ended December 31, 2009, the Company closed nine properties and generated $94,010 in revenues from the credit investor program. The Company is actively seeking new buyers and plans on increasing its closed properties each quarter; however, because this is a newly structured endeavor and given the current economic environment, the Company is unable to reasonably predict what it may have on its financial statements in the next 12 months.

(b)

Operating, General, and Administrative Expenses.

Operating, general and administrative expenses for the year ended December 31, 2009 were $4,688,806 compared to $3,045,975 for the year ended December 31, 2008, an increase of $1,642,831 or 54%.  The increase for the year ended December 31, 2009 compared to 2008 was attributable to an increase in compensation ($1,351,543) due to bonuses related to the employment agreement between the Company and our President, increased employees at the Company’s subsidiaries and the issuance of stock to our board of directors fair valued on the grant date; consulting ($45,758); marketing and investor relations ($143,650); and other selling, general and administrative expenses ($101,880) all due to the additional subsidiaries created and acquired during 2009 and the allowance of receivables.  Additionally, fees relating to St. Clair Superior have been reclassified as a loss on discontinued operations in connection with the sale of majority of the Company’s ownership as of January 30, 2009.  Fees relating to Millionaire Lifestyle have also been reclassified to discontinued operations due to the deconsolidation and impairment of the subsidiary as of December 31, 2009. Expenses for City Juice, City Laundry’s subsidiaries and Ichiban have also been reclassified to discontinued operations in connection with the Company’s commitment to sell all the subsidiaries of City Juice and City Laundry, and the close and discontinuation of the EBay drop-off locations.  In November 2009, 39th Street and Blue Ridge were sold to independent third parties.

As previously discussed, during 2009, the Company increased its leveraging investments and holdings by creating six limited liability companies, whose focus is on the laundry, food and beverage, health and beauty, retail, and technology industries.  Additionally, the Company’s subsidiaries, City Petroleum, City Laundry and City Juice, each purchased an additional business during the second quarter of 2009.  In November 2009 the Company created Clean Sweeps which engages in opening and purchasing business that operate technology centers and has one start up location as of December 31, 2009.  Due to the increase in employees and operating costs, expenses are expected to increase during 2010.

(c)

Non-Operating Expenses (Income).

Non-operating expense (income) increased by $1,286,135 or 310% for the year ended December 31, 2009 compared to December 31, 2008.  This was attributed significantly to the sale of 80% of St. Clair Superior, 39th Street, Blue Ridge and deconsolidation of Millionaire Lifestyle which resulted in a gain on deconsolidated of subsidiary ($167,336), offset by $119,016 as a loss on investments in unconsolidated subsidiaries due to the impairment of The Male Room, and $762,570 of interest expense for the year ended December 31, 2009 due to increased amounts of note payables.  Additionally, for the year ended December 31, 2009, the Company had no gain on extinguishment of debt.

(d)

Net Operating Loss.

The Company had an operating loss of $5,093,838 for the year ended December 31, 2009 compared to $2,885,236 for the year ended December 31, 2008, an increase of $2,208,602 or approximately 76%.  The increase in operating loss is the result of the factors mentioned above. The Company anticipates a decrease in its consolidated net operating loss during 2010 due to the increased revenues generated from its subsidiaries.

Factors That May Affect Operating Results.

The Company's operating results can vary significantly depending upon a number of factors, many of which are outside its control. General factors that may affect its operating results include:

•

market acceptance of and changes in demand for services;

•

a small number of customers account for, and may in future periods account for, substantial portions of the Company’s revenue, and revenue could decline because of delays of customer orders or the failure to retain customers;

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

Operating Activities.

The net cash used in operating activities was $3,084,439 for the year ended December 31, 2009 compared to $2,361,986 for year ended December 31, 2008, an increase of $722,453 or 31%.  This increase is attributed to many changes from period to period, including an increase in accounts payable and accrued expenses, prepaids, officer compensation, asset impairments and deferred revenues in connection with the technology centers, offset by a decrease in the Company’s note receivable-related party and home inventory.

Investing Activities.

Net cash used in investing activities was $964,390 for the year ended December 31, 2009 compared to $164,069 for year ended December 31, 2008, an increase of $800,321 or 488%.  The increase is due to the purchase of ten new businesses by the Company’s subsidiaries and associated assets, offset by the proceeds from discontinued operations due to the sale of a majority of the ownership in St. Clair Superior and the sale of 39th Street.

Financing Activities.

 Net cash provided by financing activities increased to $4,017,067 compared to $2,694,544 for year ended December 31, 2009 and 2008, an increase of $1,322,532 or 49%.  This increase was due to the increased amount of debt the Company acquired to support its operations.

Liquidity and Capital Resources.

As of December 31, 2009, the Company had total current assets of $2,474,542 and total current liabilities of $9,660,684, resulting in a working capital deficit of $7,186,142.  The Company’s cash balance as of December 31, 2009 totaled $182,226.  Overall, cash and cash equivalents for the year ended December 31, 2009 decreased by $31,762 from December 31, 2008 due to the increased purchase of subsidiaries.  As a result of substantially more subsidiaries purchased in 2009, expense for additional employees and operating costs has dramatically decreased the cash balance during 2009.  The Company’s debt load also put considerable strain on its cash resources during 2009 and is expected to continue throughout 2010.

In December 2009, the Company was notified that its fund source for debt instruments was at capacity and unable to further participate in City Capital Corporation programs.  This has caused the Company to receive fewer funds subsequent to December 2009 than anticipated. Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to it and/or that demand for equity/debt instruments will be sufficient to meet its capital needs, or that financing will be available on terms favourable to the Company.

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

Critical Accounting Policies.

The SEC has issued Financial Reporting Release No. 60 (“FRR 60”), “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”, suggesting companies provide additional disclosure and commentary on their most critical accounting policies.  In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) revenue recognition; (c) stock based compensation; (d) inventory - homes for sale; (e) impairment of long-lived assets; and (f) investment in unconsolidated investee.  The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results it reports in the financial statements.

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

(b)

Revenue Recognition.

 Revenue for the Company is generated from the commissions earned through the credit-investor relations program.  The Company assists buyers in finding properties for purchase from partnering lenders. Revenue from commissions is recognized and earned upon the closing of escrow, at which time the Company receives a percentage of the proceeds.

Home sale revenue is recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer.  Buyers are required to obtain independent financing for purchase of the Company’s real estate properties.

Revenues from the self-enrichment, food and beverage, laundry, oil and gas, retail and technology center segments arise from the sale of merchandise and services.  We recognize revenue when the customer takes possession of the merchandise, or in the case of services, at the time the service is provided.

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

Rental revenue from the St. Clair Superior is recognized as earned as it becomes receivable according to the provisions of the lease. Security deposits are taken into income in accordance with the lease contract in the event of default by the tenant. As of December 31, 2008, all rental revenues have been presented as part of discontinued operations due to the sale of majority of the Company’s ownership rights on January 30, 2009.

(c)

Stock Based Compensation.

Stock based compensation is accounted for using the Equity-Based Payments to Non-Employee Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We determine the value of stock issued at the date of grant. We also determine at the date of grant the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

(d)

Investment in Unconsolidated Investee.

Entities in which the Company does not have a controlling financial interest (and therefore are not consolidated) but in which the Company exerts significant influence (generally defined as owning a voting interest of 20% to 50%, or a partnership interest greater than 3%) are accounted for as required by the Investments-Equity Method and Joint Venture Topic of the FASB ASC.  As of December 31, 2009 and December 31, 2008, the Company accounts for its investments in St. Clair Superior, Millionaire, and The Male Room under the equity method of accounting and records its share of income as a component within the Consolidated Statements of Operations.  The Company fully impaired their investment in The Male Room and Millionaire as of December 31, 2009.

(e)

Debt Modification

If at any time the Company is not able to pay back outstanding debt upon the maturity date, the Company actively works with the note holder to modify the terms of the agreement.  All modifications to debt are evaluated for debt extinguishment as required by the Debt Topic of the FASB ASC.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Audited financial statements as of and for the year ended December 31, 2009, and for the year ended December 31, 2008 is presented in a separate section of this report following Item 15.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

The Company’s management also is required to assess and report on the effectiveness of its internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) (as codified in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act).  This is to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment and preparing its report, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as required by Section 404.

(a)

Material Weaknesses.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented (as defined under Public Accounting Oversight Board Auditing Standard No. 5).  During their assessment, management has noted the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2009:

•

the Company did not have effective comprehensive entity-level internal controls specific to the structure of the Company to ensure adequate, timely and accurate communication and information flow; and

•

the Company did not have formal policies governing certain accounting transactions and financial reporting processes.

An independent consulting firm assisted management with its assessment of the effectiveness of the Company’s internal control over financial reporting, including scope determination, planning, staffing, documentation, testing, remediation and retesting and overall program management of the assessment project.  In conclusion, the Company’s Chief Executive officer determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2009.

(b)

Remedial Measures.

The Company is in the process of evaluating its material weaknesses, as outlined above, and has already begun remediation procedures to address these weaknesses.  In an effort to remediate the identified material weaknesses and enhance its internal controls, the Company has initiated, or plans to initiate, the following series of measures:

•

identify a communication process such that transactions entered into by executive management are communicated in a timely and effective manner to avoid unnecessary financial reporting delays and adjustments;

•

establish comprehensive formal general accounting policies and procedures and require employees, or consultants in areas such as accounting, reporting and administration, to facilitate sign off of such policies and procedures with executive management as documentation of their understanding of and compliance with Company policies; and

•

finalize formal policies governing accounting transaction and financial reporting processes which were started as part of this endeavor.

The Company continued to have the material weaknesses outlined above throughout 2009; however due to increased personnel in 2009, the Company believes that it will be able to implement the above remedial measures in 2010.  Additionally, the Company plans to test its updated internal control over financial reporting by December 31, 2010.

Notwithstanding the foregoing, the reportable conditions and other areas of the Company’s internal control over financial reporting identified by it as needing improvement have not resulted in a material restatement of the financial statements.  Nor is management aware of any instance where such reportable conditions or other identified areas of weakness has resulted in a material misstatement or omission in any report the Company has filed with the SEC.  However, it is reasonably possible that, if not remediated, one or more of the identified material weaknesses noted above could result in a material misstatement in the Company’s reported financial statements that might result in a material misstatement in a future annual or interim period.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by this firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

Wendy Connor, age 41, was appointed as Chief Operating Officer on November 19, 2009.  Ms. Connor has 15 years of experience in organizational development and building productive teams.  From 2003-2008, Ms. Connor served as the Vice President of the Chapel Hill office of McNeil - Research and Evaluation Associates Inc. in which she oversaw the efforts of a team of 113 employees in government projects.  She provided direct management and support for employees and built solid relationships with government clients.  In 2008, Ms. Connor successfully launched and served as Chief Executive Officer of Enterprises Unlimited, Inc., an information marketing company geared towards connecting clients to valuable resources and building successful affiliate partnerships to expand the depth of services offered to clients.

On November 19, 2009, the Company entered into an employment agreement with Ms. Connor pursuant to which Ms. Connor will serve as the Company’s Chief Operating Officer for a term commencing on November 19, 2009 until December 1, 2012. Pursuant to the employment agreement, the Company agreed to pay Ms. Connor a sign on bonus of $50,000 and a base salary of $200,000, and Ms. Connor will be required to produce a minimum of $400,000 in monthly revenue for the Company. If the Company terminates the employment agreement without cause (as defined therein), the Company will be required to pay to Ms. Connor three months severance.  On June 4, 2010, Wendy J. Connor was elected a director of the Company

Effective January 1, 2010, the Company received a resignation from Waldo Emerson Brantley III, Executive Vice President, Director of the Company.  Mr. Brantley’s resignation was not the result of any disagreements with the Company regarding its operations, policies, practices or otherwise.

Effective June 1, 2010, the Company received a resignation from Don Ricardo McCarthy, Director of the Company.  Mr. McCarthy’s resignation was not the result of any disagreements with the Company regarding its operations, policies, practices or otherwise.

Subsequent Events.

Subsequent to the year ended December 31, 2009, the Company issued common stock as follows:

(a)

3,000,000 free trading shares of common stock as prepaid services of $240,000 at $0.08 per share.  The stock was issued in May 2010.

(b)

 250,000 free trading shares of common stock to an employee as a bonus of $42,500 at $0.17 per shares.

(c)

750,000 restricted shares of common stock to five employees as a bonus of $127,500 at $0.17 per share.

(d)

2,173,913 restricted shares of common stock for officer compensation valued at $500,000 (contract value) at $0.23 per share in accordance with the President’s employment agreement dated January 1, 2008.  The shares have not yet been issued.

PART III.

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

There are no family relationships between any two or more of the directors or executive officers. There are no arrangements or understandings between any two or more of the directors or executive officers. There is no arrangement or understanding between any of the directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of the Company’s affairs.  There are no other promoters or control persons of the Company.  There are no legal proceedings involving the executive officers or directors of the Company, except that Mr. Taylor is named in the action entitled Deal Flow v. City Capital Corporation, et. al., as described under Legal Proceedings.

(a)

Ephren W. Taylor II, Chairman and Chief Executive Officer.

Mr. Taylor, age 27, became the Company’s Chief Executive Officer and Chairman of the Board on May 5, 2006.  Mr. Taylor is also Chairman and sole director, and CEO, of Ephren Capital Corporation, positions he has held since January 2005.  He has, from March 2006 to the present, served as the Chief Executive Officer and President of AmoroCorp., Inc., a public company trading on the Pink Sheets under the symbol AORO, that is developing various real estate projects in Tennessee, Ohio and Missouri.  Mr. Taylor also serves as the Chief Executive Officer of Amoro Capital Corporation (from 2005 to the present), which owns a diversified portfolio of companies including Ephren Capital Corporation, Green Mountain Springs Water, a third generation bottled water company, and Amoro Financial Group.  From 2000 to 2003, Mr. Taylor founded and served as Chief Executive Officer of iNTouch Connections, LLC, a technology company.

(b)

Waldo Emerson Brantley III, Executive Vice President, Director.

Mr. Brantley, age 53, was appointed a director of the Company, and elected Executive Vice President, on January 19, 2007. In addition he serves as a director and Chief Communication Officer of AmoroCorp, Inc, a related party.  Mr. Brantley is also President of WEB3Direct, Inc. Business Consulting, and is a principal of the UK-based Guthrie Group. Since 1991 he has served as an officer or director of various companies including International Media Holdings, Inc. Success Development International, Worldwide Angels Funding and Bronz-Glow Coatings Corporation. Mr. Brantley graduated in 1976 with a Bachelors degree in communications (Magna Cum Laude) from Florida State University.  Mr. Brantley resigned as Executive Vice President and Director effective January 1, 2010.

(c)

Don Ricardo McCarthy, Director.

Mr. McCarthy, age 58, was appointed a director of the Company on April 12, 2007.  From 1997 until his retirement in 2006, he served as Consulate to the United States from the Caribbean nation of Barbados. Mr. McCarthy also served as the Senior Business Development Manager for the Barbados Tourism Authority, at the Barbados Consulate General Office. He is also Chairman of the Advisory Counsel for the Caribbean Tourism Organization; Chairman of the Marne and Ecological Research Foundation; Director of Distinctive Luxury Vacations; Member of the Greater Los Angeles World Trade Center Association; and Member of the Los Angeles Diplomatic Corps.  From 2006 to the present, Mr. McCarthy has served as Chief Executive Officer of Ramnat LLC, coordinating and identifying on/off-shore investment opportunities; wind and solar energy; residential and commercial real estate properties for potential investment.  Mr. McCarthy earned Bachelor of Science and Master of Business Administration degrees at Western States University, Fullerton, California.  Mr. McCarthy resigned as Director effective June 1, 2010.

(d)

Wendy J. Connor, Chief Operating Officer

Ms. Connor, age 41, was appointed Chief Operating Officer on November 19, 2009.  Ms. Connor has 15 years of experience in organizational development and building productive teams.  From 2003-2008, Ms. Connor served as the Vice President of the Chapel Hill office of McNeil - Research and Evaluation Associates Inc. in which she oversaw the efforts of a team of 113 employees in government projects.  She provided direct management and support for employees and built solid relationships with government clients.  In 2008, Ms. Connor successfully launched and served as Chief Executive Officer of Enterprises Unlimited, Inc., an information marketing company geared towards connecting clients to valuable resources and building successful affiliate partnerships to expand the depth of services offered to clients.  On June 4, 2010, Wendy J. Connor was elected a director of the Company

Compliance with Section 16(a) of the Securities Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, certain officers and persons holding 10% or more of the Company’s common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company’s common stock with the SEC.  Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during fiscal 2007, 2008 and 2009, and certain written representations from executive officers and directors, the Company is aware that the following required reports were not timely filed: (a) Form 4’s to report the acquisition by Mr. Taylor of various amounts of Company common stock between December 13, 2007 and October 8, 2008 (some of which were purchases on the open market); (b) Form 4’s to report the following issuances to Mr. Brantley by the Company: 333,333 shares on February 26, 2007, 1,083,333 shares on July 31, 2007, and 100,000 shares on May 5, 2008; (c) a Form 3 to report the issuance of shares to Lucian Development on October 26, 2007; (d) and Form 3’s to report the appointment to the Board of Directors of Messrs. Brantley, McCarthy, and St. James (a former Board member).  The Form 3’s of Messrs. Brantley, McCarthy and St. James were filed in 2007, a Form 4 to report all the transactions of Mr. Taylor was filed on October 29, 2008, and Form 5’s to cover the Form 4 transactions of Mr. Brantley and Mr. McCarthy was filed on May 29, 2009.  The Company previously informed Lucian Development of the need to file a Form 3 but it has not done so.  The Company is unaware that any other required reports were not timely filed.

Corporate Governance.

(a)

Code of Ethics.

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

(b)

Audit Committee.

The Company’s Audit Committee consists of Mr. Taylor, who is not an independent director.  The audit committee has not adopted a written charter.  Mr. Taylor is considered to be a “financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K.

The primary responsibility of the Audit Committee is to oversee the financial reporting process on behalf of the Company’s board of directors and report the result of their activities to the board.  Such responsibilities include, but are not limited to, the selection, and if necessary the replacement, of the Company’s independent registered public accounting firm, review and discuss with such independent registered public accounting firm: (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company’s system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in the annual report on Form 10-K.

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

(d)

Recommendation of Nominees.

There have been no changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Board Leadership Structure and Role in Risk Oversight.

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles. Ephren Taylor has served as Chairman and Chief Executive Officer of the Company since May 2006. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

Our Audit Committee is primarily responsible for overseeing our risk management processes on behalf of our board of directors.  The Audit Committee receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our Company’s assessment of risks. In addition, the Audit Committee reports regularly to the full board of directors, which also considers our risk profile. The Audit Committee and the full board of directors focus on the most significant risks facing our Company and our Company’s general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our Company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our board leadership structure supports this approach.

ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table.

The following table presents compensation information for the years ended December 31, 2009 and 2008 for the persons who served as principal executive officer and each of the two other most highly compensated executive officers whose aggregate salary and bonus was more than $100,000 in such year.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)			Nonqualified Deferred Compen- sation Earnings ($) (h)	All Other Compen- Sation ($) (i)	Total ($) (j)
					Option Award(s) ($) (f)	Non-Equity Incentive Plan Compen sation ($) (g)
Ephren Taylor II, CEO (1)	2009 2008	$500,000 $500,000	$51,000 $37,000	$500,000 $500,000	- - -	- - -	- - -	- - -	$1,051,000 $1,037,000
Waldo Emerson Brantley III, Ex. V.P. (2)	2009 2008	- -	- -	$360,000 $80,000	- -	- -	- -	- -	$360,000 $80,000
Don Ricardo McCarthy, Director(3)	2009	-	-	$360,000	-	-	-	-	$360,000
Wendy J. Connor, COO(4)	2009	$200,000	$50,000	-	-	-	-	-	$250,000

     (1)

     Mr. Taylor was appointed Chief Executive Officer and a director on May 5, 2006.

(2)

Mr. Brantley resigned as Executive Vice President and a director effective January 1, 2010.

(3)

Mr. McCarthy resigned as Director effective June 1, 2010.

(4)

Ms. Connor was appointed Chief Operating Officer on November 19, 2009, and Director of the Company effective June 4, 2010.

Executive Officer Contracts.

Ephren Taylor.

On January 1, 2008, the Company (“Employer”) entered into a ten-year employment agreement (“Agreement) with Mr. Taylor in his capacity as Chief Executive Officer.  Under the Agreement, Mr. Taylor agrees that he will devote his entire business time, attention, skill, and energy exclusively to the business of the Company, will use his best efforts to promote the success of the Company’s business, and will cooperate fully in the advancement of the best interests of the Company.  However, nothing in the Agreement will prevent Mr. Taylor from engaging in additional activities in connection with personal investments and community affairs that are not inconsistent with his duties under this Agreement.

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

As additional compensation for the services to be rendered pursuant to this Agreement, Mr. Taylor will also be paid the following bonus compensation:

(a) An amount equal to 1% of the net operating income received by the Company during each fiscal year of the employment period. This bonus payment it to be paid within thirty days of the independent certified public accountant's completion of the annual audit for the Company at the close of each fiscal year;

(b) Annual issuance of common stock of the Company with a fair market value of $500,000; and

(c) An amount equal to 1% of any and all funds raised and received by the Company, solely based upon Mr. Taylor’s fundraising and marketing efforts, whether such funds are paid to him in the form of debt or equity. This bonus payment is to be calculated monthly and paid in quarterly disbursements, with the first payment on April 1, 2007, and each additional payment made on the first day of each quarter thereafter throughout the employment period of this Agreement.

The Employer may terminate this Agreement with cause upon delivery of written notice to Mr. Taylor stating the cause of termination. For purposes of this Agreement, “cause” shall mean his criminal indictment for or confession, plea of nolo contendere, or conviction of a crime involving theft, fraud or embezzlement against him. Upon the Company’s delivery of said notice, Mr. Taylor’s employment period would automatically terminate.

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

Other Compensation.

There are no other plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.  In addition, there are no other contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payment(s) to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the Company or a change in the named executive officer’s responsibilities following a change in control, with respect to each named executive officer.

Wendy J. Connor.

On November 19, 2009, the Company (“Employer”) entered into a three-year employment agreement (“Agreement”) with Ms. Connor in her capacity as Chief Operating Officer.  Under the Agreement, Ms. Connor agrees that she will devote her entire business time, attention, skill, and energy exclusively to the business of the Company, will use her best efforts to promote the success of the Company’s business, and will cooperate fully in the advancement of the best interests of the Company.  However, nothing in the Agreement will prevent Ms. Connor from engaging in additional activities in connection with personal investments and community affairs that are not inconsistent with her duties under this Agreement.

Ms. Connor is to be paid an annual salary of $200,000, which will be payable in equal periodic installments according to the Employer's customary payroll practices, but no less frequently than monthly.  Ms. Connor will also be permitted to participate in such group pension, profit sharing, bonus, life insurance, hospitalization, major medical, and other group employee benefit plans that may be in effect from time to time.

The Employer may terminate this agreement with cause upon delivery of written notice to Ms. Connor stating the cause of termination. For purposes of the Agreement, “cause” shall mean her criminal indictment for or confession, plea of nolo contendere, or conviction of a crime involving theft, fraud or embezzlement against her. Upon the Company’s delivery of said notice, Ms. Connor’s employment period would automatically terminate.

Upon the termination of the employment period, any and all rights under the Agreement or otherwise would also automatically terminate upon delivery of written notice of termination. In the event Company terminates the employment period without cause, the Company would pay to Ms. Connor a severance allowance of three months. Ms. Connor has the right under this Agreement to terminate this agreement at any time upon thirty days prior written notice to the Company.  In the event that Ms. Connor terminates the Agreement, she may be required to perform her duties and will be paid the regular salary to the date of termination but shall not receive severance allowance.

Other Compensation.

There are no other plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.  In addition, there are no other contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payment(s) to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the Company or a change in the named executive officer’s responsibilities following a change in control, with respect to each named executive officer.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Table.

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of June 10, 2010 (95,999,957 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director and executive officer; and (iii) all officers and directors of the Company as a group.  Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by him

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
Common Stock	Ephren W. Taylor II, 2000 Mallory Lane, Suite 130-301, Franklin, Tennessee 37067	73,602,484	76.67%
Common Stock	Waldo Emerson Brantley III, 2000 Mallory Lane, Suite 130-301, Franklin, Tennessee 37067 (2)	5,057,333	5.27%
Common Stock	Don Ricardo McCarthy, 2000 Mallory Lane, Suite 130-301, Franklin, Tennessee 37067(3)	4,001,050	4.17%
Common Stock	Wendy J. Connor, 2000 Mallory Lane, Suite. 130-301, Franklin, Tennessee 37067(4)	4,300,000	4.48%
Common Stock	Shares of all directors and executive officers as a group (3 persons)	86,960,867	90.58%

(1)

None of these security holders have the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.  Applicable percentage ownership of common stock is based on 95,999,957 shares issued and outstanding on June 10, 2010 divided into the total common stock for each beneficial owner.  Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or convertible or exchangeable into such shares of common stock held by that person that are currently exercisable, or exercisable within 60 days, are included.

(2)

Mr. Brantley resigned as Executive Vice President and Director effective January 1, 2010.

(3)

Mr. McCarthy resigned as Director effective June 1, 2010.

(4)

Ms. Connor was appointed Chief Operating Officer on November 19, 2009, and Director of the Company effective June 4, 2010.

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

(b)

Non-Employee Directors and Consultants Retainer Stock Plan.

On March 5, 2001, the Company adopted a Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 4 was adopted on March 29, 2007).  The purposes of the plan are to enable the Company to promote the interests of the Company by attracting and retaining non-employee directors and consultants capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company’s shareholders, by paying their retainer or fees in the form of shares of common stock.  All 20,000,000 shares of common stock authorized under this plan have been registered under the last Form S-8 filed with the SEC.  As of December 31, 2009, there were 927,021 shares issued and 17,534,863 shares remaining to be issued under the March 29, 2007 amended plan.

Equity Compensation Plan Information December 31, 2009
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	$ -	-
Equity compensation plans not approved by security holders	-	$ -	Stock Incentive Plan: 20,000,000 shares; Director’s and Consultant’s Plan: 17,534,863 shares
Total	-	$ -	Stock Incentive Plan: 20,000,000 shares; Director’s and Consultant’s Plan: 17,534,863 shares

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions.

None.

Director Independence

Mr. McCarthy is independent as defined under the Nasdaq Marketplace Rules.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.

The aggregate fees billed for professional services rendered the Company’s principal accountants for the audit of the Company’s financial statements, for the review of the financial statements included in its annual report on Form 10-K, and for other services normally provided in connection with statutory filings were $24,750 and $32,900 for the years ended December 31, 2009 and 2008, respectively.

Audit-Related Fees.

The Company did not incur any audited related fees and services not included in Audit Fees above for the years ended December 31, 2009 or 2008.

Tax Fees.

The fee billed for professional services rendered by the Company’s principal accountants for the preparation of its federal tax return was $5,318 and $5,165 for the years ended December 31, 2009 and 2008, respectively.

All Other Fees.

The Company did not incur any other fees and services not included above for the years ended December 31, 2009 or 2008.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are being filed as a part of this report on Form 10-K:

(a)

Audited financial statements as of and for the year ended December 31, 2009, and for the year ended December 31, 2008; and

(b)

Those exhibits required by Item 601 of Regulation S-K (included or incorporated by reference in this document are set forth in the Exhibit Index).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

City Capital Corporation

Dated: June 15, 2010

By: /s/  Ephren W. Taylor II

Ephren W. Taylor II,

Chief Executive Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ephren W. Taylor II Ephren W. Taylor II	Chief Executive Officer (principal financial and accounting officer)/Director	June 15, 2010

CITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

DECEMBER 31, 2008

CONTENTS

Page
REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS	43

CONSOLIDATED FINANCIAL STATEMENTS	44
Consolidated Balance Sheets	44
Consolidated Statements of Operations	45
Consolidated Statement of Stockholders’ Deficit	46-47
Consolidated Statements of Cash Flows	48-49
Notes to Consolidated Financial Statements	50-83

HAROLD Y. SPECTOR, CPA

             SPECTOR & ASSOCIATES, LLP

        70 SOUTH LAKE AVENUE

STEVEN M. SPECTOR, CPA

           Certified Public Accountants

     SUITE  630

                           (888) 584-5577

        PASADENA, CA 91101

                     FAX  (626) 584-6447

                                                                                                                            admin@swdcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of City Capital Corporation

We have audited the accompanying consolidated balance sheets of City Capital Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of City Capital Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Spector & Associates, LLP
Pasadena, CA
May 31, 2010

CITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
ASSETS	2009	2008
Current Assets
Cash	$ 182,226	$ 213,988
Accounts receivable	26,360	--
Prepaids	41,200	3,462
Note receivables, net of allowance of $8,980 and $0, respectively	11,667	18,000
Note receivable- related party	1,635,174	1,924,731
Other receivable, net of allowance of $46,750 and $0 respectively	22,200	40,000
Inventory	123,410	100,094
Assets held for sale, net of liabilities of $136,206 and $373,838, respectively	408,199	53,807
Security deposits	24,106	15,862
Total Current Assets	2,474,542	2,369,944

Investment in unconsolidated investee	79,724	106,817
Fixed assets, net of accumulated depreciation of $4,775 and $0, respectively	87,094	5,000
Intangible assets, net of accumulated amortization of $1,250 and $0, respectively	13,750	--
Goodwill	341,978	--
Domain names	--	50,000
Total Assets	$ 2,997,088	$ 2,531,761

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 481,179	$ 83,148
Accrued expenses-related party	304,576	--
Accrued consulting-related party	145,361	95,694
Deferred revenues	45,000	--
Unsecured liability including accrued interest of $16,666 and $16,666, respectively	616,248	616,249
Deposit for sale of subsidiaries	147,950	--
Notes payable including accrued interest of $386,015 and $139,085, respectively	7,748,559	3,757,556
Convertible debentures including accrued interest of $66,811 and $56,835, respectively	171,811	161,835
Debt derivative	--	104,956
Total Current Liabilities	9,660,684	4,819,438

Long term notes payable including interest of $14,131 and $0, respectively	159,632	20,000
Total Liabilities	9,820,316	4,839,438

Stockholders’ Deficit
Preferred Series A stock, $0.001 par value; authorized 15,000,000 shares; issued 0 and 0 shares respectively	--	--
Common stock, $0.001 par value; authorized 235,000,000 shares; issued 90,826,044 and 4,597,473 shares, respectively	90,827	4,597
Additional paid-in capital	11,703,176	9,839,920
Accumulated deficit	(18,468,522)	(12,152,194)
Total Stockholders’ Deficit	(6,674,519)	(2,307,677)
Non-controlling interest	(148,709)	--
Total Liabilities and Stockholders’ Deficit	$ 2,997,088	$ 2,531,761

See accompanying notes to these consolidated financial statements.

CITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
Revenues:	2009	2008
Commission revenues	$94,010	$121,737
Oil and gas revenues	2,357,958	--
House sales	49,909	81,292
Infomercial revenues	254,613	--
Technology café revenues	10,911	--
Other revenues	23,335	29,974
Total revenues	2,790,736	233,003
Cost of revenues:
Cost of revenues	3,195,768	72,264
Total cost of revenues	3,195,768	72,264
Gross profit	(405,032)	160,739
Operating, general and administrative expenses
Compensation expense	2,386,660	1,035,117
Consulting expense	772,145	726,387
Marketing and investor relations expense	688,720	545,070
Other selling, general, and administrative expenses	841,281	739,401
Total operating, general and administrative expenses	4,688,806	3,045,975
Operating loss	(5,093,838)	(2,885,236)
Non-operating expense (income):
Interest expense (net of interest income)	762,570	487,337
Loss on investment in unconsolidated subsidiary	119,016	23,183
Gain on extinguishment of debt	--	(879,632)
Change in fair value of debt derivative	157,530	(45,313)
Gain on deconsolidation of subsidiary	(167,336)	--
Other expense	105	175
Total non-operating expense (income)	871,885	(414,250)

Loss before discontinued operations:	(5,965,723)	(2,470,986)
Loss on discontinued operations	(715,889)	(131,471)

Net Loss:	(6,681,612)	(2,602,457)
Add: Net loss attributable to the non-controlling interest	(365,284)	--

Net Loss attributable to City Capital Corporation	$(6,316,328)	$(2,602,457)

Basic and diluted loss per common share before discontinued operations	$(0.07)	$(0.59)
Discontinued operations	$(0.01)	$(0.03)
Net Loss per share	$(0.08)	$(0.062)
Weighted average number of common shares	82,639,077	4,187,799

See accompanying notes to these consolidated financial statements.

CITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Stock Subscribed (net)	Non- Controlling Interest	Accumulated Deficit	Total
Balance, December 31, 2007	2,524,252	$ 2,524	$ 8,690,453	$ 12,023	$ --	$ (9,549,737)	$ (844,737)

Stock issued for services	1,634,599	1,634	587,883	--	--	--	589,517

Stock for debt and accrued interest	50,000	50	49,950	--	--	--	50,000

Stock issued for officer compensation	384,615	385	499,615	--	--	--	500,000

Release of subscribed stock	4,007	4	12,019	(12,023)	--	--	--

Net Loss, December 31, 2008	--	--	--	--	--	(2,602,457)	(2,602,457)

Balance, December 31, 2008	4,597,473	$ 4,597	$ 9,839,920	$ --	$ --	$ (12,152,194)	$ (2,307,677)

See accompanying notes to these consolidated financial statements.

CITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(continued)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Stock Subscribed (net)	Non- Controlling Interest	Accumulated Deficit	Total
Stock issued for services	2,800,000	$ 2,800	$ 104,200	$ --	$ --	$ --	$ 107,000

Stock issued for office compensation	83,428,571	83,430	1,496,570	--	--	--	1,580,000

Non-controlling interest	--	--	--	--	(148,709)	--	(148,709)

Reclassify derivative liability	--	--	262,486	--	--	--	262,486

Net Loss, December 31, 2009	--	--	--	--	--	(6,316,328)	(6,316,328)

Balance, December 31, 2009	90,826,044	$ 90,827	$ 11,703,176	$ --	$ (148,709)	$ (18,468,522)	$ (6,823,228)

See accompanying notes to these consolidated financial statements.

CITY CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss attributable to City Capital Corporation	$(6,316,328)	$(2,602,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	27,277	42,037
Stock issued for services	107,000	589,517
Stock issued for debt and interest expense	--	50,000
Stock issued for officer compensation	1,580,000	500,000
Gain on deconsolidation of subsidiary	(167,336)	--
Loss on discontinued operations	25,477	--
Non-controlling interest	(273,709)	--
Fair value of debt derivative	157,530	(45,313)
Gain on extinguishment of debt	--	(879,632)
Equity in (earnings) loss of unconsolidated subsidiaries	132,969	--
Allowance for doubtful receivables	55,730
Impairment of note receivable, related party	31,947	--
Impairment of fixed assets	56,398	--
Impairment of intangible assets and goodwill	198,931	--
Change in operating assets and liabilities:
Decrease in restricted cash – security deposits	--	4,713
(Increase)/decrease in accounts receivable	(26,360)	1,005
(Increase) in prepaid expense	(42,175)	(3,932)
(Increase) in note receivable	(2,647)	(18,000)
Decrease/(increase) in note receivable-related party	219,862	(37,317)
(Increase) in other receivable – related party	(31,947)	--
(Increase) in other receivable	(16,750)	--
Decrease/(increase) in inventory – homes for sale	51,203	(100,094)
(Increase) in inventory – food, beverage, oil, technology	(74,068)	--
(Increase) in other assets	(18,818)	(12,142)
Increase/(decrease) in accounts payable and accrued expenses	444,899	(27,359)
Increase in accrued expenses – related party	354,243	--
Increase in deferred revenues	45,000	--
(Decrease) in security deposits	--	(2,391)
Increase in accrued interest	397,233	144,379
Increase in unsecured liabilities	--	35,000
Net cash used in operating activities	(3,084,439)	(2,361,986)
Cash flows from investing activities:
Domain names purchased	--	(50,000)
Acquisition of business, net of equipment purchased	(916,341)	--
Lease liability acquired through acquisition	128,478
Proceeds from discontinued operations and gain on deconsolidation of subsidiary	370,000	--
Assets held for sale	53,807	--
Purchase of equipment	(494,458)	(5,000)
Cash in assets held for sale	--	(2,252)
Investment in unconsolidated subsidiary	(105,876)	(106,817)
Net cash used in investment activities	(964,390)	(164,069)

[Continued]

CITY CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended December 31,
	2009	2008
Cash flows from financing activities:
Proceeds from notes payable	4,127,876	2,786,721
Payments for notes payable and unsecured liability	(238,526)	(92,177)
Proceeds from deposit for sale of subsidiaries	147,950	--
Payment on lease liabilities	(20,232)	--
Net cash provided by financing activities	4,017,067	2,694,544

(Decrease) increase in cash	(31,762)	168,489
Cash at beginning of period	213,988	45,499
Cash at end of period	$182,226	$213,988

Supplemental disclosure of cash flow information
Interest paid	$278,862	$217,209
Income taxes paid	$--	$--

Non-cash investing and financing activities:
Note receivable and interest income exchanged for accounts payable, accrued expenses and debt	$44,796	$136,460
Note receivable in exchange for renovation expenses for St. Clair Superior Apartment, Inc.	$--	$107,906
Note payable effective December 2009, but funds received January 2010	$12,200	$--
Accrued interest added to principal of note payable	$124,475	$--
Sale of Blue Ridge in exchange for payment of note payable	$10,002	$--
Equity in subsidiary in exchange for note payable	$125,000	$--
Conversion of unsecured liability to note payable	$--	$40,000
Accrued consulting – related party converted to a note payable	$--	$100,000
Release of stock payable	$--	$12,023
Reclassification of assets and liabilities of St. Clair Superior Apartment, Inc. to assets held for sale, net	$--	$53,807
Reclassification of the subsidiaries City Juice, City Laundry, Clean Sweeps, and Nitty Gritty to assets held for sale, net	$408,199	$--
Inventory of Clean Sweeps in exchange for decrease in note receivable-related party	$24,900	$--
Removal of debt derivative liability	$262,486	$--
Notes payable effective December 2009, but not paid until January 2009	$--	$40,000

See accompanying notes to these consolidated financial statements

CITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 1:  HISTORY OF OPERATIONS

Basis of Presentation and Organization.

City Capital Corporation (“Company”) was incorporated on July 24, 1984, in Nevada as Diversified Ventures, Ltd.  From 1984 through November 3, 2003 the Company went through various name changes and business ventures.  On November 3, 2003 the Company changed its name from Justwebit.com, Inc. to Synthetic Turf Corporation, to reflect the change in core business that was anticipated at the time.  On December 4, 2006, the Company changed its name to City Capital Corporation.  Effective /January 3, 2007, the Company withdrew its status as a business development company with the Securities and Exchange Commission.  Currently City Capital Corporation manages diverse assets and holdings including real estate developments, self-enrichment companies, and the buying, selling and drilling of oil and gas properties. As the Company is in the initial stages of many of its projects in the real estate, self-enrichment, and oil and gas industries, all segments of business are important in the overall make up of the Company. These financial statements have been presented in accordance with the rules governing a smaller reporting company for both the periods ended December 31, 2009 and December 31, 2008.

Subsidiaries.

Goshen Energy, Inc. (“Goshen”), a Nevada corporation organized on August 10, 2006, engages in the buying, selling, and drilling of oil and gas.  The Company is also actively engaged in the exploration of biofuel development and production opportunities domestically and globally through available business opportunities.

City Laundry Services, LLC (“City Laundry”), a Missouri limited liability company, organized on January 22, 2009, engages in purchasing businesses in the cleaning arena.  City Laundry purchased 100% of the assets in 39th Street Laundromat (“39th Street”), a Missouri company, on February 6, 2009, and 100% of the assets in Blue Ridge Cleaners (“Blue Ridge”), a Missouri company, on March 23, 2009.  On April 24, 2009 the Company purchased 100% of the assets of an express laundry location (“Express Cleaners”) in Kansas.  In November 2009, the Company sold 39th Street and Blue Ridge.

City Juice Systems KS, LLC (“City Juice”), a Kansas limited liability company, organized on February 16, 2009, engages in purchasing businesses in the food and beverage arena.  On February 20, 2009, City Juice purchased 100% of the assets in L.A. Juice Company, Inc. (“L.A. Juice”), a Kansas corporation, and 100% of the assets of Blends 101, LLC (“L.A. Juice 2”), a Kansas limited liability company.  L.A. Juice 2 closed in August 2009, and L.A. Juice is available for sale as the normal course of business of City Capital is the development, growth and sale of operating companies.  In March 2010, the Company determined that L.A. Juice could not be successfully sold and closed the location.

City Beauty Systems, LLC (“City Beauty”), a Missouri limited liability company, organized on March 31, 2009, engages in purchasing businesses in the health and beauty arena.  The Company is exploring new revenue opportunities and markets for this subsidiary.

City Capital Petroleum, LLC (“City Petroleum”), a New York limited liability company, was originally organized in Missouri on January 26, 2009, and was dissolved and re-organized in New York on April 2, 2009.  City Petroleum engages in purchasing businesses in the oil and gas industry.  On April 3, 2009, City Petroleum purchased 100% of the assets of a gas station and convenience store located in Brookhaven, New York (“O.K. Petroleum”).

CITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Clean Sweeps Holdings Group, LLC (“Clean Sweeps”), a North Carolina limited liability company, organized on November 13, 2009, engages in opening and purchasing businesses that operate technology centers.  This subsidiary currently has one location in Texas which opened in October 2009.  On November 9, 2009, Clean Sweeps purchased 100% of the assets of Main Street Sweepstakes (“Main Street”) located in Rolesville, North Carolina from an individual. On December 28, 2009, Clean Sweeps purchased 100% of the assets of Walnut Cove Sweepstakes (“Walnut Cove”) located in Walnut Cove, North Carolina from an individual and Coffee & Calls (“Coffee & Calls”) located in Kernersville, North Carolina.  In the first quarter of 2010, the Company entered into an agreement to sell Walnut Cove and Coffee & Calls. As of the date of this filing the agreement has not yet been finalized.

Nitty Gritty, LLC (“Nitty Gritty”), a Missouri limited liability company, organized on October 6, 2008, provides a subscription based online forum, social network, and training network where members learn "All Things Internet Marketing”.  This subsidiary has been reclassified as available for sale in connection with the Company’s commitment to sell the subsidiary.

A 33% interest and managing member in The Millionaire Lifestyle Group, LLC ("Millionaire"), a Missouri limited liability company, organized August 21, 2008, a web based initiative that provides self-help mentoring and training seminars.  This subsidiary was fully impaired due to the cessation of operations in December 2009.

A 2.18% interest and managing member in NYC Liquidation Group, LLC (“NYC Liquidation Group”), a New York limited liability company, organized January 5, 2009.  On January 16, 2009, NYC Liquidation Group purchased 100% of the assets in Ichiban Ventures, Inc. (“Ichiban”), a New York corporation that owns two retail EBay drop-off locations.  The two locations were closed and the EBay stores discontinued in July 2009.

A 40% interest in The Male Room, LLC (“The Male Room”), a New York limited liability company, organized on March 9, 2005, that provides salon services to males.   The subsidiary was fully impaired due to its closing in December 2009.

A 20% interest in St. Clair Superior Apartment, Inc. (“St. Clair Superior”), an Ohio corporation organized February 23, 2000, which operates an apartment complex.

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and accounts have been eliminated in consolidation.

NOTE 2:  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The operating revenues generated during the years ended December 31, 2009 and 2008 are insufficient to fund our operations.  The Company has funded its operations primarily through the issuance of debt and equity. The Company has experienced reoccurring net losses, had a net loss of $6,316,328 for the year ended December 31, 2009, and $2,602,457 for the year ended December 31, 2008, and a working capital deficiency of $7,186,142 at December 31, 2009. Accordingly, the Company’s ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional debt or equity financing. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

CITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

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

Cash and Equivalents.

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2009 and 2008.

Concentrations.

The Company maintains cash balances at highly rated financial institutions throughout the United States. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2009, the Company had no bank accounts in excess of $250,000.  The Company has not experienced any losses in such account.

Accounts Receivable.

Accounts receivable relate to the Company’s subsidiary, O.K. Petroleum, and are evaluated each accounting period for collectability.  The Company believes that its credit risk for accounts receivable is limited because of its large number of customers and the relatively small account balances for most of its customers.

As of December 31, 2008, accounts receivable related to rental income of the Company’s subsidiary, St. Clair Superior. Due to the sale of majority of the ownership rights of St. Clair Superior on January 30, 2009, accounts receivable related to rental income has been presented in assets held for sale as of December 31, 2008.

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

CITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Inventory – Food and Beverage.

Inventory – Food and Beverage is stated at the lower of cost (on a first-in, first-out basis) or market and consist primarily of restaurant food, paper, equipment and supplies.  All food and beverage inventory has been reclassified as assets held for sale in connection with the Company’s commitment to sell L.A. Juice as of December 31, 2009.

Inventory – Gas and Oil.

Inventory – Gas and Oil is stated at the lower of cost (on a last-in, first-out basis) or market and consists primarily of gasoline.

Inventory – Technology.

Inventory – Technology is stated at the lower of cost (on a first-in, first-out basis) or market and consists primarily of computer terminals at the technology café centers.  The inventory for Walnut Cove and Coffee & Calls has been reclassified as assets held for sale in connection with the Company’s commitment to sell the subsidiary as of December 31, 2009.

Property, Equipment and Buildings.

Property and equipment is stated at cost and is depreciated over the estimated useful lives of the related assets using the straight-line method. Estimated service lives of property and a building is 27.5 years. All the assets of L.A. Juice, Express Laundry, Walnut Cove, and Nitty Gritty have been reclassified as assets held for sale in connection with the Company’s commitment to sell the subsidiaries as of December 31, 2009. Due to the sale of majority of the Company’s ownership rights in St. Clair Superior on January 30, 2009, the Company has presented this asset in assets held for sale as of December 31, 2008.

Goodwill and Intangibles.

Goodwill represents the excess of purchase price over tangible and other intangible assets acquired less liabilities assumed arising from business acquisitions. The remaining useful life of the intangible asset is evaluated at least annually for impairment.  As of December 31, 2009 the goodwill and intangibles of L.A. Juice, and Express Laundry have been reclassified as assets held for sale in connection with the Company’s commitment to sell the subsidiaries.  The Company has also expensed to discontinued operations the entire goodwill and intangible balance of Ichiban in connection with the discontinuation of the EBay store locations.

Due to the sale of a majority of the Company’s ownership rights in St. Clair Superior on January 30, 2009, the Company presented this asset as held for sale as of December 31, 2008.

Impairment of Long-Lived Assets.

The Company accounts for long-lived assets in accordance with the Property, Plant, and Equipment Topic of the Financial Accounting Standards Board ASC, (“FASB ASC”), which addresses financial accounting and reporting for the impairment and disposition of long-lived assets. The Company evaluates the recoverability of long-lived assets, other than indefinite life intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

CITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Events and circumstances that may indicate that an asset is impaired include significant decreases in the market value of an asset, significant underperformance relative to expected historical or projected future results of operations, a change in the extent or manner in which an asset is used, significant declines in the Company’s stock price for a sustained period, shifts in technology, loss of key management or personnel, changes in the Company’s operating model or strategy and competitive forces. As of December 31, 2009 the long lived assets for all City Laundry and City Juice subsidiaries, L.A Juice, Express Laundry, Walnut Cove, and Coffee & Calls, have been reclassified as assets held for sale in connection with the Company’s commitment to sell the entities.  The Company has also expensed to discontinued operations all of the long-lived assets of Ichiban and L.A. Juice 2 in connection with its closure in 2009

Fair Value of Financial Instruments.

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

If the embedded derivative instrument is determined not to be clearly and closely related to the host contract, is not currently measured at fair value with changes in fair value reported in earnings, and would qualify as a derivative instrument, the embedded derivative instrument is recorded apart from the host contract and carried at fair value with changes recorded in current-period earnings.  On December 31, 2009, the Company determined that the conversion feature of its convertible debentures no longer qualified for this treatment as the conversion ratio is fixed in nature, and reclassified the derivative liability of $262,486 to additional paid-in capital.  The change in the fair value of debt derivative as reported in the Company’s Consolidated Statements of Operations was $157,530 and ($45,313) as of December 31, 2009 and 2008, respectively.

Debt Modification.

If at any time the Company is not able to pay back outstanding debt upon the maturity date, the Company actively works with the note holder to modify the terms of the agreement.  All modifications to debt are evaluated for debt extinguishment as required by the Debt Topic of the FASB ASC.

The Company reported $0 and $879,632 as gain on extinguishment of debt as of December 31, 2009 and 2008.

Stock Based Compensation.

Stock based compensation is accounted for using the Equity-Based Payments to Non-Employee Topic of the FASB ASC, which establishes standards for the accounting for transactions in which an entity

CITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We determine the value of stock issued at the date of grant. We also determine at the date of grant the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

Revenue Recognition.

Revenue for the Company is generated from the commissions earned through the credit-investor relations program.  The Company assists buyers in finding properties for purchase from partnering lenders. Revenue from commissions is recognized and earned upon the closing of escrow, at which time the Company receives a percentage of the proceeds.

Home sale revenue is recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer.  Buyers are required to obtain independent financing for purchase of the Company’s real estate properties.

Revenues from the self-enrichment, food and beverage, laundry, oil and gas, retail and technology center segments arise from the sale of merchandise and services.  We recognize revenue when the customer takes possession of the merchandise, or in the case of services, at the time the service is provided.

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

Rental revenue from the St. Clair Superior is recognized as earned as it becomes receivable according to the provisions of the lease. Security deposits are taken into income in accordance with the lease contract in the event of default by the tenant. As of December 31, 2008, all rental revenues have been presented as part of discontinued operations due to the sale of majority of the Company’s ownership rights on January 30, 2009.

Income Taxes.

Income taxes are provided for using the liability method of accounting in accordance with the Income Taxes Topic of the FASB ASC. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized and when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Non-Controlling Interest.

As required by the Consolidation Topic of the FASB ASC, the Company discloses non-controlling interests clearly as a portion of equity but separate from the parent’s equity. The non-controlling interest’s portion of net income must also be clearly presented on the Consolidated Statements of Operations.  Effective July 1, 2009, the Company deconsolidated Millionaire due to the lack of control

CITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

over the entity.  We have recorded a deficit of $365,284 and $0 as a result of the Company’s non-controlling interest in NYC Liquidation Group as of December 31, 2009 and 2008.

Loss Per Share.

Net loss per share is calculated as required by the Earnings Per Share Topic of the FASB ASC.  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted-average number of shares and dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options and stock issuable upon conversion of convertible debentures, and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss.

Fair Value Accounting.

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

Investment in Unconsolidated Investee.

Entities in which the Company does not have a controlling financial interest (and therefore are not consolidated) but in which the Company exerts significant influence (generally defined as owning a voting interest of 20% to 50%, or a partnership interest greater than 3%) are accounted for as required by the Investments-Equity Method and Joint Venture Topic of the FASB ASC.  As of December 31, 2009 and December 31, 2008 the Company accounts for its investments in St. Clair Superior, Millionaire, and The Male Room under the equity method of accounting and records its share of income as a component within the Consolidated Statements of Operations.  The Company fully impaired their investment in The Male Room and Millionaire as of December 31, 2009.

Reclassifications.

The revenues and expenses of Millionaire have been reclassified as discontinued operations in connection with the deconsolidation of the subsidiary on July 1, 2009, upon the Company’s determination that it no longer had control over the day to day operations.

CITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Recent Accounting Pronouncements.

Adopted

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board ("FASB") to the authoritative hierarchy of Generally Accepted Accounting Principles (“GAAP”). These changes establish the FASB Accounting Standards CodificationTM ("ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the ASC. These changes and the ASC itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

In April 2009, the FASB issued authoritative guidance for Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures to be in summarized financial information at interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance in the second quarter of 2009 and it did not have a material impact on the financial statements.

In April 2009, the FASB issued authoritative guidance for the Recognition and Presentation of Other-Than-Temporary Impairments in order to make existing guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The Company adopted this guidance in the second quarter of 2009 and it did not have a material impact on the financial statements.

In April 2009, the FASB issued authoritative guidance for Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This guidance provides additional direction for estimating fair value in accordance with established guidance for "Fair Value Measurements," when the volume and level of activity for the asset or liability have significantly decreased. This guidance also includes direction on identifying circumstances that indicate a transaction is not orderly. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this guidance in the second quarter of 2009 and it did not have a material impact on the financial statements.

In June 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance applies to both interim financial statements and annual financial statements and is effective for interim or annual financial periods ending after June 15, 2009. This guidance does not have a material impact on our financial statements.

CITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Issued

In June 2009, the FASB issued authoritative guidance for Accounting for Transfers of Financial Assets, which eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt this guidance in fiscal 2010 and does not expect that the adoption will have a material impact on the consolidated financial statements.

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

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand alone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective on January 1, 2011. The Company has determined that the adoption of these changes will not have an impact on the consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. The guidance will become effective for the Company beginning January 1, 2010. The Company does not expect that the adoption will have a material impact on the consolidated financial statements.

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance will be adopted for the period ended March 31, 2010. The Company does not expect that the adoption will have a material impact on the consolidated financial statements.

CITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 4. FAIR VALUE

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, the table below sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
None	$ --	$ --	$ --	$ --
	$ --	$ --	$ --	$ --
Liabilities:
Debt derivative	$ --	$ --	$ --	$ --
	$ --	$ --	$ --	$ --

Fair Value at December 31, 2008
	Total	Level 1	Level 2	Level 3
Assets:
None	$ --	$ --	$ --	$ --
	$ --	$ --	$ --	$ --
Liabilities:
Debt derivative	$ 104,956	$ 104,956	$ --	$ --
	$ 104,956	$ 104,956	$ --	$ --

NOTE 5:  ACCOUNTS, NOTES AND OTHER RECEIVABLES

As of December 31, 2009, the Company’s oil and gas segment had accounts receivables of $26,360.  Receivables for the oil and gas segment are primarily due to the timing of receipt of cash.

As of December 31, 2009 the Company holds a note receivable from AmoroCorp with an outstanding balance of $1,635,174. The President of the Company is also the President and a majority preferred shareholder of the debtor. The Company’s President has agreed to apply any accrued unpaid officer compensation received from City Capital Corporation to this receivable at each quarter period end, at his sole discretion.

This note receivable decreased for the year ended December 31, 2009 by $289,557 due to the following components:

Balance at December 31, 2008	$ 1,924,731
Increase in note due to payables paid on behalf of AmoroCorp by the Company	30,000
Decrease in note due to partial payment	(260,030)
Decrease due to unpaid officer compensation	(34,627)
Decrease due to transfer of technology inventory	(24,900)
Balance at December 31, 2009	$ 1,635,174

CITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Additionally, the Company holds two notes receivable for two unrelated parties of $10,000 and $8,000.

	December 31, 2009	December 31, 2008
Note receivable to a third party, principal and interest of 12% due in one lump sum in August 2009. This notes maturity date was extended till the third quarter of 2010.	$ 11,667	$ 10,000
Note receivable to a third party, interest of 10% payable semi-annually and principal due in one lump sum due in October 2009, net of allowance of $8,980.	--	8,000
Balance at December 31, 2009 and December 31, 2008	$ 11,667	$ 18,000

In December 2009, the Company entered into two new debt agreements valued at $12,200 with third parties.  Due to the funds not received until January 2010, the Company has presented this as an other receivable at December 31, 2009.  Additionally, during 2009, the Company lent to independent investors $71,000, of which the Company has allowed for $46,750.

On September 30, 2009, the Company deconsolidated the subsidiary Millionaire Lifestyle, and concurrently impaired the receivable-related party of $37,782.

As of December 31, 2008 the Company presented $40,000 as an other receivable in connection with a new debt agreement entered into on December 20, 2008, these funds were received in January 2009.

NOTE 6.  INVENTORY

During 2009, the Company held two homes in the Kansas City, Missouri real estate market As of December 31, 2009, one property was sold and recognized as home sales on the Company’s Consolidated Statements of Operations.  The Company plans to sell the remaining property during 2010.

The Company’s inventory account consists of the following as of December 31, 2009 and 2008:

	2009	2008
Real estate inventory	$ 48,891	$ 100,094
Oil and gas inventory	19,739
Technology inventory	54,780
Total	$ 123,410	$ 100,094

NOTE 7.   PREPAIDS

As of December 31, 2009, the Company paid $40,500 to a third party for services rendered during 2010.  Additionally, the Company’s subsidiary, Clean Sweeps has recorded prepaid rent of $700 as of December 31, 2009.

CITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 8.  SALE OF SUBSIDIARY

On January 30, 2009 the Company transferred 80% of its interest in its subsidiary, St. Clair Superior Apartment Inc., to a third party.  Subsequent to the sale, the Company continues to hold a 20% non-controlling interest in the subsidiary and has recorded its investment under the equity method. Additionally, revenues and expenses for January 2009 have been presented as a loss from discontinued operations in the Consolidated Statements of Operations.

In accordance with FASB authoritative guidance, the Company calculated the difference between the aggregate of the consideration received of $350,000 plus the fair value of the retained 20% non-controlling interest in St. Clair Superior at the date of deconsolidation of $58,927 minus the net carrying amount of St. Clair Superior’s assets and liabilities of $62,523.  This resulted in a gain on the deconsolidation of subsidiary of $346,404 as of December 31, 2009.

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

In 2009, the Company committed to make available for sale of all of City Juice’s subsidiaries (L.A. Juice and L.A. Juice 2), City Laundry’s subsidiaries (39th Street, Blue Ridge, and Express Cleaners), Clean Sweeps’ subsidiaries (Walnut Cove and Coffee & Calls), and Nitty Gritty. Due to the commitment to sell, the assets and liabilities of these subsidiaries have been presented as assets held for sale.  As of December 31, 2009, L.A. Juice 2 has been fully impaired due its closure and Blue Ridge and 39th Street have been sold.  Additionally, revenues and expenses have been presented as a loss on discontinued operations in the Consolidated Statements of Operations of $736,121 as of December 31, 2009.

CITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

The following assets and liabilities have been presented as assets held for sale, net of liabilities as of December 31, 2009.

December 31, 2009
Beginning balance of assets held for sale	$ 53,807
Sale of 80% of St. Clair	(53,807)
Inventory- L.A. Juice	2,978
Inventory- Express Cleaners	2,796
Inventory- Walnut Cove and Coffee & Calls	46,065
Prepaids- L.A. Juice	1,435
Prepaids- Express Cleaners	2,999
Security deposits- L.A. Juice	2,988
Security deposits- Express Cleaners	7,586
Fixed assets, net- L.A. Juice	35,142
Fixed assets, net- Express Cleaners	89,873
Fixed assets, net- Walnut Cove and Coffee & Calls	87,135
Intangible, net- L.A. Juice	22,778
Intangible, net- Express Cleaners	27,500
Goodwill- L.A. Juice	4,846
Goodwill- Express Cleaners	160,578
Domain – Nitty Gritty	50,000
Accounts payable- L.A. Juice	(8,840)
Accounts payable- Express Cleaners	(16,319)
Accrued payroll- L.A. Juice	(806)
Accrued payroll- Express Cleaners	(2,290)
Lease liability- Express Cleaners	(108,245)
Total assets held for sale as of December 31, 2009	$ 408,199

On July 1, 2009, the Company deconsolidated the subsidiary Millionaire due to the determination that the Company no longer had control over the day to day management. Subsequent to the deconsolidation, the Company continues to have a 33.33% ownership.

In accordance with FASB authoritative guidance, the Company calculated the difference between the aggregate of the fair value of the retained 33.33% non-controlling interest in Millionaire at the date of deconsolidation of $8,948 and the carrying amount of any non-controlling interest in the subsidiary at the date of deconsolidation of $34,217.  The subsidiary had no assets and liabilities at the date of deconsolidation.   This resulted in a gain on the deconsolidation of subsidiary of $43,165 offset by the Company’s portion of discontinued operations as of July 1, 2009 of $17,108 to total $26,057 as of December 31, 2009.  As of December 31, 2009, the Company reclassified all of Millionaire’s expenses to discontinued operations resulting in a loss from discontinued operations of $7,100.

CITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

The Millionaire Lifestyle Group	July 1, 2009
Assets
Current assets	$ 26,872
Total assets	26,872
Liabilities
Current liabilities	--
Total liabilities	--
Fair market value of net assets	26,872
33.33% retained by Company	$ 8,948
Fair value of consideration received	--
33.33% retained by Company	8,948
Fair value of retained non-controlling investment	34,217
Total	43,165
Carrying amount of subsidiary assets and liabilities	--
Gain on deconsolidation of subsidiary	$ 43,165

On November 10, 2009, the Company sold to a third party 100% of Blue Ridge in exchange for the payment of an existing note payable of $10,002 including interest.  No liabilities were included in the transaction. In accordance with FASB authoritative guidance, the Company calculated a loss on deconsolidation of $131,654.

Blue Ridge Cleaners	November 10, 2009
Assets
Fixed assets, net	$ 48,798
Intangible, net	27,500
Goodwill	65,358
Total assets	141,656
Liabilities
Current liabilities	--
Total liabilities	--
Total assets	141,656
Fair value of consideration received	10,002
Fair value of retained non-controlling investment	--
Total	10,002
Carrying amount of subsidiary assets and liabilities	141,656
Gain on deconsolidation of subsidiary	$ (131,654)

On November 30, 2009, the Company sold to a third party 100% of 39th Street Laundry for $20,000.  No liabilities were included in the transaction.  In accordance with FASB authoritative guidance, the Company calculated a loss on deconsolidation of $73,470.  Additionally, $6,997 of intercompany receivables have been written off to discontinued operations due to the forgiveness of the receivable from 39th Street upon the sale.

CITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

39t Street Laundry	November 30, 2009
Assets
Fixed assets, net	$ 51,747
Intangible, net	4,306
Goodwill	37,417
Total assets	93,470
Liabilities
Current liabilities	--
Total liabilities	--
Total assets	93,470
Fair value of consideration received	20,000
Fair value of retained non-controlling investment	--
Total	20,000
Carrying amount of subsidiary assets and liabilities	93,470
Gain on deconsolidation of subsidiary	$ (73,470)

NOTE 9:  FIXED ASSETS

On January 16, 2009, the Company’s subsidiary, NYC Liquidation, purchased Ichiban Ventures, Inc. which owns a chain of retail EBay drop-off locations.  Purchased in the acquisition were assets with a fair value of $31,693.  As of June 30, 2009 these assets have been discontinued in connection with the closure and discontinuation of the EBay retail drop-off locations.  In January 2010, the Company was released from one rental space lease.  The other was released in the beginning of 2010.

On February 6, 2009, the Company’s subsidiary, City Laundry, purchased 39th Street Laundromat which operates a laundromat in Missouri.  Purchased in the acquisition were assets with a fair value of $55,208.  On November 30, 2009, the subsidiary was sold to a third party.

On February 20, 2009, the Company’s subsidiary, City Juice, purchased L.A. Juice Company, Inc. which operates a juice bar in Kansas.  Purchased in the acquisition were assets with a fair value of $28,556. An additional vehicle of $7,000 was purchased for this subsidiary.  As of December 31, 2009, these assets have been reclassified as assets held for sale in connection with the Company’s commitment to sell L.A. Juice.

On March 23, 2009, the Company’s subsidiary, City Laundry, purchased Blue Ridge Cleaners which operates a laundromat in Missouri.  Purchased in the acquisition were assets with a fair value of $53,142.  On November 10, 2009, the subsidiary was sold to a third party in exchange for payment of a note payable.

On April 2, 2009, the Company’s subsidiary, City Juice, purchased assets of L.A. Juice 2 which operates a juice bar in Kansas.  Purchased in the acquisition were assets with a fair value of $28,567.  As of December 31, 2009, these assets have been fully impaired in connection with the closing of this location.

On April 3, 2009, the Company’s subsidiary, City Petroleum, purchased assets of O.K. Petroleum, a gas station in New York.  Purchased in the acquisition were assets with a fair value of $52,900.

CITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

On April 24, 2009, the Company’s subsidiary, City Laundry, purchased the assets of Express Cleaners which operates a laundry drop-off location.  Purchased in the acquisition were assets with a fair value of $87,900.  The Company acquired four capital equipment leases with a fair value of $128,478.  As of December 31, 2009, these assets have been reclassified as assets held for sale in connection with the Company’s commitment to sell Express Cleaners.

On September 28 2009, the Company purchased a security system for the Clean Sweeps, location in Texas for $1,837.

On November 6, 2009, the Company’s subsidiary, Clean Sweeps, purchased the assets of Main Street which operates a technology center.  Purchased in the acquisition were assets with a fair value of $5,242.  Subsequent to the acquisition, the Company purchased additional fixed assets of $4,658.

On December 28, 2009, the Company’s subsidiary, Clean Sweeps purchased the assets of Walnut Cove which operates a technology center.  Purchased in the acquisition were assets with a fair value of $68,525.  These assets have been recorded as assets held for sale in connection with the sale of the subsidiary in the first quarter of 2010.  Due to the Company immediately including these assets as held for sale upon purchase, no goodwill or intangible asset for a covenant not to compete was recorded.  If this subsidiary was not immediately classified as an asset held for sale, fixed assets would have been $13,262.

On December 28, 2009, the Company’s subsidiary, Clean Sweeps, purchased the assets of Coffee & Calls which operates a technology center.  Purchased in the acquisition were assets with a fair value of $18,610.  These assets have been recorded as assets held for sale in connection with the sale of the subsidiary in the first quarter of 2010.  Due to the Company immediately including these assets as held for sale upon purchase, no goodwill or intangible asset for a covenant not to compete was recorded.  If this subsidiary was not immediately classified as an asset held for sale, fixed assets would have been $14,132.

Additionally, the Company purchased equipment worth $5,000 for its subsidiary company, Goshen.  As of December 31, 2009, the equipment has not been put into production and no depreciation has been expensed.

Fixed assets and accumulated depreciation consists of the following:

	December 31, 2009	December 31, 2008
Equipment	$ 91,869	$ 5,000
Accumulated depreciation	(4,775)	--
Net book value of fixed assets	$ 87,094	$ 5,000

CITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 10: ACQUISITION PURCHASES

On January 16, 2009, the Company’s subsidiary, NYC Liquidation, purchased assets from Ichiban Ventures, Inc. for $222,758 which owns two retail EBay drop-off locations.  These assets have been impaired as of June 30, 2009 due to the closure and discontinuation of the EBay drop-off locations.  In January 2010 the Company was released from one rental space lease.  The other was released in the beginning of 2010.

Fixed assets	$ 31,693
Intangible- 3 year agreement not to compete	72,000
Goodwill	119,065
Total price	$ 222,758

On February 6, 2009, the Company’s subsidiary, City Laundry, purchased assets from 39th Street Laundromat for $97,625 which operates a laundromat in Missouri.  On November 30, 2009, the Company sold 39th Street to a third party for $20,000.

Fixed assets	$ 55,208
Intangible- 3 year agreement not to compete	5,000
Goodwill	37,417
Total price	$ 97,625

On February 20, 2009, the Company’s subsidiary, City Juice, purchased assets from L.A. Juice Company, Inc. for $60,635 which operates a juice bar in Kansas.  These assets have been reclassified as assets held for sale as of December 31, 2009 in connection with the Company’s commitment to sell L.A. Juice.

Fixed assets	$ 28,556
Intangible- 2 year agreement not to compete	27,230
Goodwill	4,849
Total price	$ 60,635

On March 23, 2009, the Company’s subsidiary, City Laundry, purchased assets from Blue Ridge Cleaners for $148,500 which operates a laundromat in Missouri.  On November 10, 2009 the Company sold Blue Ridge to a third party as payment of a note payable with a balance of $10,002 including interest.

Fixed assets	$ 53,142
Intangible- 3 year agreement not to compete	30,000
Goodwill	65,358
Total price	$ 148,500

CITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

On April 2, 2009, the Company’s subsidiary, City Juice, purchased assets of L.A. Juice 2 for $32,500 which operates a juice bar in Kansas.  These assets have been fully impaired as of December 31, 2009 in connection with the closing of this location.

Fixed assets	$ 26,067
Intangible- 2 year agreement not to compete	3,933
Total price	$ 30,000

On April 3, 2009, the Company’s subsidiary, City Petroleum purchased assets of O.K. Petroleum, gas stations in New York for $440,000.

Fixed assets	$ 52,900
Inventory	50,000
Goodwill	337,100
Total price	$ 440,000

On April 24, 2009, the Company’s subsidiary, City Laundry, purchased the assets of Express Cleaners, a laundry drop-off location in Kansas for $150,000.  These assets and liabilities have been reclassified to assets held for sale in connection with the Company’s commitment to sell this location as of December 31, 2009.

Fixed assets	$ 87,900
Intangible- 3 year agreement not to compete	30,000
Lease liabilities	(128,478)
Goodwill	160,578
Total price	$ 150,000

On November 6, 2009, the Company’s subsidiary, Clean Sweeps, purchased the assets of Main Street, a technology café located in Rolesville, North Carolina for $55,000.

Inventory	$ 29,880
Fixed assets	5,242
Intangible- 2 year agreement not to compete	15,000
Goodwill	4,878
Total price	$ 55,000

On December 28, 2009, the Company’s subsidiary, Clean Sweeps, purchased the assets of Walnut Cove, a technology café located in Walnut Cove, North Carolina for $87,200.  These assets have been recorded as assets held for sale in connection with the sale of the subsidiary in the first quarter of 2010.  Due to the immediate recording of this subsidiary as an asset held for sale, goodwill or intangible for a two year agreement not to compete was not recorded.  If this subsidiary was not immediately recorded as held for sale, $25,000 and $30,263 of the purchase price would have been allocated to an intangible asset and goodwill.

Inventory	$ 18,675
Fixed assets	68,525
Total price	$ 87,200

CITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

On December 28, 2009, the Company’s subsidiary, Clean Sweeps, purchased the assets of Coffee & Calls, a technology café located in Kernersville, North Carolina for $46,000.  These assets have been recorded as assets held for sale in connection with the sale of the subsidiary in the first quarter of 2010.  Due to the immediate recording of this subsidiary as an asset held for sale, an intangible for a two year agreement not to compete was not recorded.  If this subsidiary was not immediately recorded as held for sale, $4,478 of the purchase price would have been allocated to an intangible asset.

Inventory	$ 27,390
Fixed assets	18,610
Total price	$ 46,000

NOTE 11:  GOODWILL AND INTANGIBLES

Goodwill and intangible assets were purchased with the acquisition of Ichiban, 39th Street, Blue Ridge, L.A. Juice, L.A. Juice 2, O.K. Petroleum, Express Cleaners, Main Street, Walnut Cove, and Coffee & Calls.  The purchase price allocation of fair market values includes values assigned to intangible assets and a portion allocated to goodwill.  As of December 31, 2009 goodwill from Ichiban and L.A. Juice 2 has been expensed as discontinued operations due to the closure and discontinuation of the locations.  L.A. Juice and Express Cleaners goodwill has been reclassified as assets held for sale in connection with the Company’s commitment to sell the subsidiary. Walnut Cove’s goodwill was allocated to fixed assets in connection with the subsidiary’s immediate recording as an asset held for sale.

Included in the purchase price of Ichiban, 39th Street, Blue Ridge, L.A. Juice, L.A. Juice 2, Express Cleaners, Main Street, Walnut Cove, and Coffee & Calls were agreements not to compete with previous owners.  As of December 31, 2009 the intangible asset from Ichiban and L.A. Juice 2 has been expensed as discontinued operations.  Additionally, the intangible for L.A. Juice and Express Cleaners has been reclassified as assets held for sale.  The intangible value of Walnut Cove and Coffee & Calls has been allocated to fixed assets in connection with the subsidiaries immediate recording as an asset held for sale.

As of December 31, 2009, 39th Street and Blue Ridge were sold to independent third parties.

On October 1, 2008, the Company purchased domain names from a third party for $50,000.  The domain features an online subscription based forum, social network, and marketing training for members.  As of December 31, 2009, the domain has been reclassified as assets held for sale in connection with the Company’s commitment to sell the subsidiary.

The Company’s intangible assets consisted of the following:

	Years Ended December 31,
	2009	2008
Intangible assets, lease contracts	$ 15,000	$ --
Domain names	--	50,000
Accumulated depreciation	(1,250)	--
Net book value of intangible assets	$ 13,750	$ 50,000

CITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 12:  INVESTMENT IN UNCONSOLIDATED INVESTEE

In October 2008, the Company purchased a 40% interest in The Male Room for $125,000. The Male Room is a New York based salon that specializes in male spa services.  The Company impaired the total investment due to the closure of the salon in December 2009.

On January 30, 2009, the Company sold a majority of its ownership in St. Clair Superior Apartments (Note 8).  For the year ended December 31, 2009, St. Clair Superior reported a net loss of $61,020, of which the Company recorded $12,204 as a decrease in investment in unconsolidated investee.

As of December 31, 2009, the Company deconsolidated Millionaire due to the lack of control over the subsidiary, and concurrently impaired the investment account due to the cessation of operations in December 2009.

December 31, 2009
Balance in unconsolidated investee at December 31, 2008	$ 106,817
20% interest in St. Clair Superior	58,927
Additional investment for expenses paid on behalf of St. Clair Superior	33,000
20% net loss for the for the year ended December 31, 2009 of St. Clair Superior	(12,203)
Impairment of The Male Room	(106,817)
Investment in Millionaire Lifestyle before deconsolidation	5,000
33.33% interest in Millionaire Lifestyle after deconsolidation	8,949
Impairment of Millionaire Lifestyle	(13,949)
Investment in unconsolidated investee at December 31, 2009	$ 79,724

NOTE 13:  DEFERRED REVENUES

As of December 31, 2009, the Company has $45,000 in deferred revenues due to revenues for technology terminals at the Company’s Clean Sweeps locations that have not yet been installed.

In the second quarter of 2009, the Company launched an infomercial on self-help techniques.  Payment for the merchandise from the infomercial is processed and then sent to the customer within 2-4 weeks.  Revenue is recognized upon the shipment of merchandise.  Due to the cease of the infomercial 2009, all revenues were appropriately earned.

NOTE 14:  UNSECURED LIABILITY

In April 2007, the Company entered into an agreement with an independent third party (“Client 1”) to provide consulting services to invest funds of Client 1 in real estate related ventures.  As compensation for this service the Company is paid 20% of the gross proceeds received each month by Client 1 as a result of service performed by the Company until the client received gross proceeds of $100,000.  After Client 1 has received gross proceeds of $100,000, the Company fee increases to 80% of the gross proceeds received each month by Client 1.  As of December 31, 2009, the Company has received $500,000 from Client 1 and has accounted for this as an unsecured liability.  The Company has not yet invested those funds in real estate projects that have generated profit.  In the first quarter of 2008, the Company and the client verbally agreed to a quarterly return on the investment of $25,000.  The Company has accrued interest of $16,666 and $16,666 as of December 31, 2009 and December 31, 2008.

CITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

In May 2007, the Company entered into an agreement with a different independent third party (“Client 2”) to provide consulting services to invest funds of Client 2 in real estate related ventures.  As compensation for this service, the Company is paid $5,000 per month over six years. As of December 31, 2009, the Company has received $49,582 from Client 2 for investment purposes and has accounted for this an unsecured liability.  The Company has not yet invested those funds in real estate projects that have generated profit.

In December 2008, the Company received funds held for investment of $50,000 from an independent third party (“Client 3”).  In January 2009, the funds were returned to Client 3.

NOTE 15:  NOTES PAYABLE

The Company’s notes payable consist of the following as of December 31,

Interest	Description	2009	2008
0%	Two notes payable, principal and interest due on demand.	$ 57,242	$ 57,242
28%	Note payable to Trust Me I, LLC, principal due March 9, 2009. Interest of $35,000 payable semi-annually effective July 17, 2007. The maturity date was amended from March 2008 to March 2009 and again from March 2009 to February 2011.	509,865	543,783
12%	Note payable to an individual, principal due in the second quarter of 2009. Interest payable quarterly.(1)	32,948	32,348
16%	Note payable to Lucian Group, principal due third quarter of 2009. Interest payable quarterly. (1)	95,776	84,576
10%	Note payable to an individual, principal and interest due in one lump sum in the fourth quarter of 2009. Interest of $4,000 was added to the principal of $40,000 and the maturity date amended to the fourth quarter of 2010.	44,375	40,333
20%	Note payable to an individual, principal and interest due in one lump sum in the second quarter of 2009. The maturity date was amended from the fourth quarter of 2008 to the second quarter of 2009 and interest reduced to 20%. (1)	110,016	60,016
10%	Three notes payable to individuals, principal and interest due in the second quarter of 2009. All notes’ maturity dates were amended from the second quarter of 2009 to the first quarter of 2010.	175,701	179,709
12%	Note payable to an individual, principal and interest due in the first quarter of 2009. The maturity date was amended in the first quarter of 2009 to the first quarter of 2010.	61,000	93,600
10%	Four notes payable to individuals, principal and interest due in one lump sum in the first quarter of 2009. One note’s maturity date amended from the first quarter of 2009 to the fourth quarter of 2009. The same note’s interest of $1,125 was added into the principal of $15,000 and the note amended to the fourth quarter of 2010. Two notes amended from the first quarter of 2009 to the first quarter of 2010, and one note repaid.	194,291	205,359

CITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

5%	Note payable to an individual, principal and interest due in one lump sum in the second quarter of 2009. The maturity date was amended from the second quarter of 2009 to the first quarter of 2010.	20,723	20,723
10%	Eleven notes payable to individuals, principal and interest due in one lump sum in the second quarter of 2009. One note’s accrued interest of $8,000 was added as principal to an existing note of $80,000 and maturity date amended from the second quarter of 2009 to the fourth quarter of 2009. (1) Six notes’ maturity dates amended from the second quarter of 2009 to the first quarter of 2010. Two notes’ maturity dates amended from the second quarter of 2009 to the second quarter of 2010, and one note amended from the second quarter of 2009 to the third quarter of 2010.	767,440	754,206
20%	Note payable to an individual, principal and interest due in one lump sum in the second quarter of 2009. Principal added to an existing note of $60,000.	--	40,000
8%	Note payable to an individual principal and interest due in the second quarter of 2009. Principal and interest payments monthly. (1)	103,224	100,908
10%	Note payable to individual, principal due in the second quarter of 2009 with interest payable semi-annually. The note’s maturity date was amended from the second quarter of 2009 to the first quarter of 2010.	163,536	163,536
10%	Three notes payable to individuals, principal due in the third quarter of 2009 with interest payments monthly. Two notes’ maturity dates amended from the third quarter of 2009 to the second quarter of 2010 and another to the third quarter of 2010.	131,200	137,226
10%	Eight notes payable to individuals, principal and interest due in one lump sum in the third quarter of 2009. Four notes’ accrued interest added to the principal and maturity dates amended to the third quarter of 2010. Three notes’ maturity dates amended to the third quarter of 2010, and one note paid off.	256,337	378,600
10%

Twenty eight notes payable to individuals, principal and interest due in one lump sum in the fourth quarter of 2009. Three notes’ maturity dates amended to the third quarter of 2010; three notes’ amended to the fourth quarter of 2010; fourteen notes’ accrued interest added to principal and maturity dates amended to the fourth quarter of 2010; one note’s accrued interest added to the principal and maturity date amended to the third quarter in 2010; one note’s accrued interest added to the principal and reclassified to long term due to the maturity date amended to the fourth quarter of 2011; one note’s accrued interest added to the principal, interest increased to 12% APR, and maturity date amended to the fourth quarter of 2010; two notes paid; and four in default. (1)

		812,733	865,391
10%	Note payable to an individual, principal and interest due in one lump sum in the fourth quarter of 2009. The maturity date was amended in the first quarter of 2009 to be due the first quarter of 2010.	21,008	--

CITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

10%	Ten notes payable to individuals, principal and interest due in one lump sum in the first quarter of 2010.	321,181	--
10%	Note payable to an individual, principal and interest due in one lump sum in the fourth quarter of 2009 at 13% interest. Accrued interest of $2,500 was added to the principal of $25,000, maturity amended to the fourth quarter of 2010, and interest rate reduced to 10% APR.	27,518	--
15%	Ten notes payable to individuals, principal and interest due in one lump sum in the first quarter of 2010.	1,151,982	--
20%	Seven notes payable to individuals, principal and interest due in one lump sum in the first quarter of 2010.	657,140	--
7%	Note payable to an individual, principal and interest due in the second quarter of 2010.	10,334	--
10%	Twenty two notes payable to individuals, principal and interest due in the third quarter of 2010.	546,731	--
10%	Ten notes payable to individuals, principal and interest due in the second quarter of 2010.	469,031	--
15%	Four notes payable to individuals, principal and interest due in one lump sum in the second quarter of 2010.	204,479	--
7%	Two notes payable to individuals, principal and interest due in one lump sum in the second quarter of 2010.	11,623	--
12%	Two notes payable to individuals, principal and interest due in one lump sum in the third quarter of 2010.	113,751	--
10%	Two notes payable to individuals, principal and interest due in one lump sum in the fourth quarter of 2010.	26,909	--
8%	One note payable to an individual, principal and interest due in one lump sum in the third quarter of 2010.	7,954	--
15%	Six notes payable to individuals, principal and interest due in one lump sum in the third quarter of 2010.	519,511	--
20%	One note payable to an individual, principal and interest due in one lump sum in the third quarter of 2010.	123,000	--
	Total short term notes payable	$ 7,748,559	$ 3,757,556

10%	Note payable to an individual, principal and interest due in one lump sum in the fourth quarter of 2009. The maturity date was amended in the first quarter of 2009 to be due the first quarter of 2010. This note was reclassified to short term as of March 31, 2009.	$ --	$ 20,000
12%	Note payable to an individual, principal and interest due in one lump sum in the first quarter of 2011.	139,034	--
12%	Note payable to an individual, principal and interest due in one lump sum in the fourth quarter of 2011.	20,598	--
	Total notes payable	$ 7,908,191	$ 3,777,556

(1)  In default.  Management is currently attempting to renegotiate these pieces of debt.

CITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 16.  GAIN ON EXTINGUISHMENT OF DEBT AND DISCONTINUED OPERATIONS

On March 31, 2008, the Company successfully entered into a modified agreement with a debt holder as noted in Note 15.  Three promissory notes plus interest of $89,949 and consulting fees of $100,000 totaling $189,949 were extinguished and renegotiated to a new note of $120,000. The modification, effective April 10, 2008, carries terms of one year at 8% interest with an initial payment of $2,000 and thereafter monthly payments of $2,000 through November 2008; payments of $10,000 through March 2009, and a balloon payment in April 2009.  The modification resulted in a gain on extinguishment of debt of $69,949 as of December 31, 2008.  As of the filing of this form the Company has paid $26,000 and is in default of the debt.

The Company sold a majority of its ownership in St. Clair Superior on January 30, 2009.  In accordance with the agreement, 80% of ownership was sold for $350,000.  The Company recorded a loss on discontinued operations of $1,373 and $101,367 at January 30, 2009 and December 31, 2008, respectively and recorded a gain on the deconsolidation of subsidiary of $346,404 as of December 31, 2009.  See Note 8.

In July 2009, the Company closed and discontinued the two EBay drop-off locations in New York.  As of December 31, 2009, all assets have been discontinued ($222,758), and the revenues and expenses reclassified to loss on discontinued operations.  In January 2010 the Company was released from one rental space lease.  The other was released in the beginning of 2010.

On July 1, 2009 the Company deconsolidated the subsidiary Millionaire due to the determination that the Company no longer had control over the day to day management.  The Company recorded a loss on discontinued operations of $17,108 as of July 1, 2009 and $7,100 as of December 31, 2008 and recorded a gain on deconsolidation of subsidiary of $43,165 as of December 31, 2009.  See Note 8.

Additionally, the Company has committed to sell all of the subsidiaries of City Juice and City Laundry. Accordingly, all of the revenues and expenses have been reclassified to loss on discontinued operations as of December 31, 2009.  In November 2009, the Company sold 39th Street and Blue Ridge to independent third parties.

December 31, 2009
St. Clair net loss as of January 30, 2009	$ 1,373
Millionaire deconsolidation and impairment	53,906
Ichiban impairment of assets	222,758
L.A. Juice 2 impairment of assets	28,015
City Juice subsidiaries net loss as of December 31, 2009	118,806
City Laundry subsidiaries net loss as of December 31, 2009	160,170
Ichiban net loss as of December 31, 2009	151,094
Total loss on discontinued operations	$ 736,122

CITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 17:  CONVERTIBLE NOTES

The Company has certain outstanding convertible notes bearing an annual interest rate of 9.5% and a maturity of three years.  The notes contain a convertible feature allowing the holder to convert their debt and accrued interest at any time over the life of the instrument based on the thirty day average closing price prior to conversion.  Due to the moving conversion price of the Company’s convertible debt, the Company bifurcated the conversion feature from the host debt instrument, accounted for these conversion features as derivative instruments, and valued these conversion features using the Black Scholes valuation model until December 31, 2009.  Inputs to the Black Scholes model are included in the table below.  On December 31, 2009, the Company determined that the convertible notes no longer should be bifurcated from the host as the conversion ratio is fixed in nature although the components are variable and reclassified the derivative liability of $262,486 to additional paid-in capital. The value of the derivative instruments are $0 and $104,956 as of December 31, 2009 and 2008, respectively.

	2009	2008
Expected volatility	764.83%	661.15%
Expected dividends	$ --	$ --
Expected term (in years)	1	1
Risk free rate	47%	37%

As of December 31, 2009, the amount of the convertible notes outstanding totals $105,000 plus accrued interest of $66,811, all of which is short term.

NOTE 18:  LEASE COMMITMENTS

Capital leases

In connection with the acquisition of 100% of the assets of City Laundry’s subsidiary, Express Cleaners, the Company was assigned four equipment leases with a third party.  The leases are over a 36-84 month period with the first lease ending January 2011.  All four leases have a Bargain Purchase Option at the end of each lease for $1.00.  All of the leases are included in assets held for sale as of December 31, 2009 due to the Company’s commitment to sell Express Cleaners.  See table for future payments to the four capital lease:

From	Through	Annual Rent	Monthly Rent
1/1/2010	12/31/2010	$ 4,248	$ 354
1/1/2011	1/31/2011	$ 354	$ 354

From	Through	Annual Rent	Monthly Rent
1/1/2010	12/31/2010	$ 6,172	$ 514
1/1/2011	12/31/2011	$ 6,172	$ 514
1/1/2012	3/31/2012	$ 1,543	$ 514

CITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

From	Through	Annual Rent	Monthly Rent
1/1/2010	12/31/2010	$ 14,341	$ 1,195
1/1/2011	12/31/2011	$ 14,341	$ 1,195
1/1/2012	12/31/2012	$ 14,341	$ 1,195
1/1/2013	12/31/2014	$ 14,341	$ 1,195
1/1/2014	6/30/2014	$ 7,171	$ 1,195

From	Through	Annual Rent	Monthly Rent
1/1/2010	12/31/2010	$ 22,680	$ 1,890
1/1/2011	12/31/2011	$ 22,680	$ 1,890
1/1/2012	4/30/2012	$ 7,560	$ 1,890

The Company conducts their corporate and subsidiary operations from leased locations.  The leases require payment of real estate taxes, insurance and common area maintenance, in addition to rent.  Total expense from continuing operations for all leases was $153,717 and $23,298 as of December 31, 2009 and 2008.

NOTE 19:  INCOME TAXES

In accordance with FASB authoritative language for Income Taxes, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At December 31, 2009, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0.

No tax benefit has been reported in connection with the net operating loss carry forwards in the consolidated financial statements as the Company believes it is more likely than not that the net operating loss carry forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount. Net operating losses carry forwards start to expire in 2029.

The components of the Company’s deferred tax asset as of December 31, 2009 and 2008 are as follows:

	2009	2008
Net operating loss carry forward	$ 9,958,000	$ 7,747,000
Valuation allowance	(9,958,000)	(7,747,000)

Net deferred tax asset	$ --	$ --

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2009	2008
Tax at statutory rate (35%)	$ 2,211,000	$ 911,000
Increase in valuation allowance	(2,211,000)	(911,000)

Net deferred tax asset	$ --	$ --

CITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

The Company files income tax returns in the United States federal jurisdiction and certain states in the United States.  With a few exceptions, the Company is no longer subject to U.S. federal or state income tax examination by tax authorities on tax returns filed before January 31, 2006. The Company is current with all filings and will file its U.S. federal return for the year ended December 31, 2009 upon the issuance of this filing. No tax returns are currently under examination by any tax authorities.

NOTE 20:  RELATED PARTY TRANSACTIONS

As of December 31, 2009 and 2008, the Company holds a note receivable from AmoroCorp with an outstanding balance of $1,635,174 and $1,924,731.  The President of the Company is also the President and a shareholder of the debtor.  See Note 5.

In December 2009, the Company received $147,950 from a related party as partial payment for Clean Sweeps’ subsidiaries, Walnut Cove and Coffee & Calls.  As of the date of this filing the agreement has not yet been finalized.  The Company has recorded the payment as a deposit for the sale of subsidiary as of December 31, 2009.

On January 1, 2008, the President of the Company entered into an employment agreement with the Company.  Under the terms of the agreement the President is to be paid a base amount of $500,000 per annum paid in monthly installments of $41,667.  Additional compensation is to consist of an annual bonus of the Company’s common stock of $500,000 valued on the effective renewal date of the agreement, one percent of any net operating income generated by the Company, and one percent of any funds raised and received by the Company based on the fundraising and marketing efforts of the President.  For the years ended December 31, 2009 and 2008, the President received $1,051,000 and $1,037,000 in payments in accordance with his employment agreement.

In October 2004, the Company entered into an employment contract with Gary Borglund, former President and the CEO of the Company. Under the terms of the agreement Mr. Borglund was paid a base amount of $80,000 per annum plus certain incentives as approved by the Board of Directors of the Company. The Contract was terminated as of December 31, 2006. As of December 31, 2009 and 2008 the Company had an outstanding balance due to Mr. Borglund of $95,694 that is included in accrued consulting.

The Company's President has agreed to apply any accrued unpaid officer compensation received from City Capital Corporation to the related party receivable stated in Note 5.

In the second quarter of 2009, the Company launched a self-help infomercial.  The expenses for the infomercial were paid by a related party and then reimbursed by the Company.  Additionally, the related party has lent funds to the Company to fund everyday operations.  As of December 31, 2009, the Company has recorded $304,576 as an accrued expense-related party for these expenses.

As of December 31, 2009 the Company deconsolidated the subsidiary Millionaire Lifestyle in connection with the determination that the Company no longer had control over the day to day management.  Concurrent with the deconsolidation, the Company impaired the remaining receivable from Millionaire Lifestyle of $31,947 and investment in unconsolidated subsidiary of $13,949 due to the cessation of operations in December 2009.

CITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 21: STOCKHOLDER’S DEFICIT

The authorized common stock of the Company consists of 235,000,000 shares of common stock with par value of $0.001.  The authorized preferred stock of the Company consists of 15,000,000 shares of preferred stock, designated as Series A, with a par value of $0.001.  As of December 31, 2009 and 2008, the Company had no outstanding shares of preferred stock.

For the year ended December 31, 2009, the Company issued common stock as follows:

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

(d)

On April 6, 2009, the Company issued 12,500,000 restricted shares of common stock in error.  These shares were effectively cancelled by the Company as of December 31, 2009.

(e)   300,000 restricted shares of common stock for services valued at $15,000 at $0.05 per share.

(f)   On May 12, 2009, the Company issued 4,000,000 restricted shares of common stock in error.  These shares were returned in August 2009.

(g)  200,000 shares of common stock for services of $12,000 at $0.06 per share

(h)  12,000,000 restricted shares of common stock for officer compensation valued at $1,080,000 at the fair market value of $0.09.

The Company’s subsidiary, NYC Liquidation Group, converted two notes payable into member’s equity totalling $125,000.  This has been recorded as non-controlling interest as of December 31, 2009.

NOTE 22:  OTHER REVENUE

Other revenue consisted of the following as of December 31, 2009 and 2008.

	2009	2008
Speaking engagements	$ --	$ 27,374
Book sales	23,335	2,600
Total other revenue	$ 23,335	$ 29,974

CITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 23:  CONTINGENCIES AND LEGAL PROCEEDINGS

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

Accordingly, the Company does not believe, based on its assessment, that it is necessary to make any provisions in its financial statements for any possible adverse result. As of December 31, 2009 the shares have not been returned to the Company.

(b)  On July 28, 2007, the Company was named as a defendant is a lawsuit filed in the United States District Court for the Eastern District of Pennsylvania, Philadelphia Division: The Granite Companies v. City Capital Corporation.  The Granite Companies and the Company entered into an agreement to purchase the membership interests of The Granite Companies and continue to operate the entity, together with an agreement to honor certain outstanding liabilities. After the agreement was signed, the Company commenced its due diligence and became aware that the statements and representations made by representatives of The Granite Companies were materially false.  As a result, immediately thereafter, the Company, through counsel, sent a letter terminating the agreement and requesting the return of certain funds: The Company had previously provided The Granite Companies a $150,000 deposit and paid approximately $30,000 for the continued operations of The Granite Companies.

The complaint alleges that the Company breached its contractual obligation and also should be found liable for fraud relating to the transaction. $1,238,719, together with punitive damages and any other relief deemed appropriate by the Court are being sought.  The Company has filed a motion to dismiss the complaint and several other pre-discovery motions have been filed.

There was mediation before a United States District Court Judge on March 19, 2009.  The case did not settle.

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

(c )  In the fall of 2009, the Company was advised that a complaint had been prepared in State Court in Minnesota seeking approximately $160,000.  This lawsuit allegedly stems from monies owed to the former insiders of the Company.  The monies allegedly owed were then assigned to a company named Deal Flow, which is owned by one of the former insiders of the Company.  The underlying Complaint also sought to unwind a transfer from the Company to AmorCorp for approximately $1,900,000.  The CEO of the Company was also named as a Defendant in the case in his individual capacity.  The Company, the CEO and AmoroCorp filed a motion to dismiss the complaint on a number of bases.  The CEO and AmoroCorp sought to dismiss the complaint, contending the Court lack personal jurisdiction over them.  The Company sought to dismiss the Complaint, contending that it failed to state a claim upon which relief could be granted.  In late January, 2010, a hearing was conducted.  At the conclusion of the

CITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

hearing the Court granted the Motion.  The Court found that it does not have personal jurisdiction over either the CEO or AmoroCorp.  Rather than dismissing the case as against them, the case has been stayed, in case Deal Flow is able to present facts at some later time showing that the Court has personal jurisdiction.  With respect to the Company, the Court has directed Deal Flow to file an amended complaint.  On or about April 1, 2010, Deal Flow filed an amended complaint.  However, rather than complying with the Court’s order, the amended complaint again raised claims against both AmoroCorp and the CEO of the Company.  The Company has filed another motion to dismiss, which is scheduled to be heard in June 2010.

The Company denies any liability and is vigorously disputing the claims.  The Company will take all appropriate action with respect to this claim, including investigating whether it has any claims against the former insiders for monies owed to the Company.

(d)  In early 2010, a subsidiary of the Company, City Juice, which had operated a store in Kansas City, Missouri, was sued by the landlord for possession for failing to make some payments under its lease.  The parties settled the case and City Juice vacated the location.

NOTE 24: SEGMENT INFORMATION

The Company’s operating segments are strategic business units that offer different products and services.  For the year ended December 31, 2009, operating segments of the Company are real estate, self-enrichment, oil and gas, laundry services, food and beverage, health and beauty, retail, and technology centers.  The real estate segment consists of the Company’s credit-investor program, and renovated home inventory; the self-enrichment segment consists of the subsidiary Nitty Gritty, LLC and the self-help infomercial; the oil and gas segment consists of Goshen Energy, Inc. and City Petroleum and its subsidiaries; the laundry services segment consists of City Laundry and its subsidiaries; the food and beverage segments consists of City Juice and its subsidiaries; the health and beauty segment consists of City Beauty; the retail segment consists of NYC Liquidation; and the technology center segment consists of Clean Sweeps, LLC and its subsidiaries.  In accordance with FASB authoritative guidance, the gas and oil, laundry services, technology center, and self-enrichment segments qualify as reportable segments and those subsidiaries that have been fully consolidated in the Company’s financial statements.  The real estate, beauty, retail, and food and beverage segment have been classified as “all other” in this footnote and all equity investments have been excluded as of December 31, 2009.

During the year ended December 31, 2008, operating segments of the Company were real estate, oil and gas, and self-enrichment.  The real estate segment consisted of the Company’s credit-investor program, renovated home inventory, and St. Clair Superior which was deconsolidated as of January 2009 in connection with the sale of a majority of the Company’s ownership; the oil and gas segment consisted of Goshen Energy, Inc; and the self-enrichment segment consisted of The Millionaire Lifestyle, LLC.  The accordance with FASB authoritative guidance, only the real estate and self-enrichment segment qualifies as a reportable segment.  The oil and gas segment have been classified as “all other” in this footnote as of December 31, 2008.

Self-enrichment.

On October 6, 2008, the Company organized Nitty Gritty, LLC a Missouri limited liability company, that provides a subscription based online forum, social network, and training network where members learn "All Things Internet Marketing”.  This website was originally scheduled to launch in May 2009, however the launch was pushed back until 2010.

CITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

The Company’s subsidiary, Millionaire Lifestyle, a Missouri limited liability company, operates a web based initiative that provides self-help mentoring and training seminars.  On July 1, 2009, the Company deconsolidated the subsidiary due to the management’s determination that it no longer had control over the entity.

Gas and Oil.

The Company’s subsidiaries, Goshen Energy, Inc. and City Petroleum, do business in the oil and gas industry.  During the second quarter of 2009, City Petroleum purchased a gas station located in New York.

Laundry.

The Company’s subsidiary, City Laundry, engages in purchasing businesses in the laundry arena.  During the first quarter of 2009, City Laundry purchased two laundromats, 39th Street and Blue Ridge located in Missouri.  In the third quarter of 2009 the Company purchased Express Laundry located in Kansas.  In November 2009, 39th Street and Blue Ridge were sold. As of December 31, 2009, Express is available for sale.

Technology centers

 The Company’s subsidiary, Clean Sweeps, engages in opening and purchasing businesses that operate technology centers.  As of December 31, 2009, Clean Sweeps operated four locations; one in Seven Points, Texas, Walnut Cove, North Carolina, Rolesville, North Carolina, and Kernsville, North Carolina.  As of December 31, 2009, Walnut Cove and Coffee & Calls are available for sale.

Other.

The Company’s subsidiary, City Beauty, engages in purchasing businesses in the health and beauty arena.

In January 2009, the Company deconsolidated St. Clair Superior in connection with the sale of majority of its ownership to a third party.

During the first quarter of 2009, the Company’s subsidiary, NYC Liquidation Group, purchased Ichiban that owns two retail drop-off locations in which customers drop-off items to be sold on EBay located in New York.  All of the revenues and expenses for Ichiban have been reclassified to loss on discontinued operations in connection with the closure and discontinuation of the EBay drop-off locations.

The Company’s subsidiary City Juice engages in purchasing businesses in the food and beverage industry.  During 2009 City Juice purchased two juice bars, L.A. Juice, and L.A. Juice 2, located in Kansas.  L.A. Juice 2 closed in August 2009, and L.A. Juice is available for sale as of December 31, 2009.

The Company continued to marketing its credit-investment program in 2009.  The program assists buyers in finding properties for purchase from partnering lenders. During 2009, the Company closed nine properties in connection with the credit-investment program.

CITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

The Company’s subsidiary, St. Clair Superior, an Ohio corporation owns and operates an apartment complex.  In January 2009, the Company deconsolidated the subsidiary in connection with the sale of majority of its ownership to a third party.

These operating segments did not meet the criteria for a reportable segment as of December 31, 2009.Activity for these segments has been presented as “all other” in this footnote as of December 31, 2009.

As of December 31, 2008, the oil and gas segment has been presented as “all other” in this footnote.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies above. The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains and losses.

December 31, 2009	Self- Enrich ment	Gas & Oil	Laundry	Tech- nology Center	Other	Total
Gross profit from external customers	$(515,763)	$41,402	$--	$(19,021)	$92,281	$(401,101)
Compensation expense	(236,586)	(254,296)	(236,586)	(239,678)	(260,244)	(1,227,390)
Consulting expense	(67,721)	(67,721)	(67,721)	(72,155)	(164,993)	(440,311)
Marketing and investor relations expense	(68,658)	(68,658)	(68,658)	(68,658)	(77,665)	(352,297)
Depreciation and amortization expense	--	(444)	--	(1,388)	--	(1,832)
Other selling, general, and administrative expenses	(80,764)	(202,445)	(121,779)	(112,540)	(197,122)	(714,650)
Non-operating expense	--	(152,653)	(76,114)	--	(60,169)	(288,936)
Segment operating loss before taxes and discontinued operations	$(969,492)	$(704,815)	$(570,858)	$(513,440)	$(667,912)	$(3,426,517)

December 31, 2008	Real Estate	Self- Enrichment	Other	Total
Gross profit from external customers	$130,765	$--	$--	$130,765
Compensation expense	(103,512)	(51,756)	(10,351)	(165,619)
Consulting expense	(119,477)	--	--	(119,477)
Marketing and investor relations expense	(59,348)	(23,788)	(4,758)	(97,894)
Other selling, general, and administrative expenses	(86,307)	(28,538)	(5,850)	(120,695)
Non-operating expense	--	--	(55,305)	(55,305)
Segment operating loss before taxes and discontinued operations	$(237,879)	$(104,082)	$(76,264)	$(418,225)

CITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

	December 31,
	2009	2008
Revenues
Total revenues from reportable segments	$2,623,482	$203,029
Total other revenues	143,919	--
Total corporate revenues	223,335	29,974
Elimination of intercompany corporate revenues	(200,000)	--
Total consolidated revenues	$2,790,736	$233,003

Profit or Loss
Total profit or loss from reportable segments	$(2,758,604)	$(341,960)
Other profit or loss	(667,913)	(76,264)
Elimination of intercompany expense	200,000	--
Elimination of intercompany corporate revenues	(200,000)	--
Corporate expenses	(2,539,207)	(2,052,762)
Loss from discontinued operations	(715,889)	(131,471)
Non-controlling interest	365,285	--
Net income (loss) before taxes	$(6,316,328)	$(2,602,457)

Assets
Total assets for real estate segment	$--	$100,095
Total assets for self-enrichment segment	--	50,000
Total assets for gas & oil segment	470,306	--
Total assets for laundry segment	1,755	--
Total assets for technology center segment	155,903	--
Total assets for other segments	49,594	5,000
Corporate assets	2,319,530	2,376,666
Consolidated total	$2,997,088	$2,531,761

Liabilities
Accounts payable real estate segment	$--	$9,524
Accounts payable gas & oil segment	960	--
Accounts payable technology center segment	59,226	--
Accounts payable other segment	51,909	--
Deferred revenue technology center segment	45,000	--
Notes payable & accrued interest gas & oil segment	732,959	--
Notes payable & accrued interest laundry segment	595,361	--
Notes payable & accrued interest other segments	507,251	5,000
Unsecured liability gas & oil segment	300,000	--
Deposit for sale of subsidiary technology center segment	147,950	--
Unsecured liability other segments	--	310,305
Corporate liabilities	7,379,700	4,514,609
Consolidated total	$9,820,316	$4,839,438

CITY CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE 24:  SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2009, the Company issued common stock as follows:

(a)

3,000,000 free trading shares of common stock as prepaid services of $240,000 at $0.08 per share.  The stock was issued in May 2010.

(b)

 250,000 free trading shares of common stock to an employee as a bonus of $42,500 at $0.17 per shares.

(c)

750,000 restricted shares of common stock to five employees as a bonus of $127,500 at $0.17 per share.

(d)

   2,173,913 restricted shares of common stock for officer compensation valued at $500,000 (contract value) at $0.23 per share in accordance with the President’s employment agreement dated January 1, 2008.  The shares were issued in June 2010.

The Company determined that due to the current state of the economy, L.A. Juice could not be successfully sold.  The location was closed and abandoned in March 2010.

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

10.19

Employment Agreement between the Company and Wendy J. Connor, dated November 19, 2009 (incorporated by reference to Exhibit 10.19 of the Form 10-Q filed on March 23, 2010).

10.20

Agreement of Purchase and Sale of Business Assets of Main Street Sweepstakes between the Company and Furqan Alim-Burgos, dated November 6, 2009 (filed herewith).

10.21

Agreement of Purchase and Sale of Business Assets of Walnut Cove between the Company and Brad Snyder and Darren Carter, dated December 28, 2009 (filed herewith).

10.22

Agreement of Purchase and Sale of Business Assets of Coffee & Calls between the Company and Hest Technologies, dated December 28, 2009 (filed herewith).

10.23

Promissory Note Payoff Agreement between the Company and Paul Kwon, dated November 10, 2009 (filed herewith).

10.24

Contract for the Purchase and Sale of a Business Asset between the Company and Sue H. Cho and Kay H. Cho, dated November 30, 2009 (filed herewith).

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